Form 10-Q
period 1996-06-29
GALEY & LORD INC
filed 1996-08-12
CIK 884124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934

For the quarterly period ended June 29, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________ to ____________

Commission File Number 0-20080

                               GALEY & LORD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
      -------------------------------            --------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
- ----------------------------------------         --------------------
(Address of principal executive offices)               Zip Code

                                  212/465-3000
             ------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No    .
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value -- 11,574,841 shares as of August 6, 1996.



                                               Exhibit Index at page 21

                                      INDEX

                               GALEY & LORD, INC.

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets --                                         3
        June 29, 1996, July 1, 1995
        and September 30, 1995

        Consolidated Statements of Income --                                   4
        Three and nine months ended June 29, 1996
        and July 1, 1995

        Consolidated Statements of Cash Flows --                               5
        Nine months ended June 29, 1996
        and July 1, 1995

        Notes to Consolidated Financial Statements --                       6-12
        June 29, 1996

Item 2. Management's Discussion and Analysis of                            13-18
        Financial Condition and Results of
        Operations


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Changes in Securities                                                 19

Item 3. Defaults upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security                           19
        Holders
Item 5. Other Information                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      19

SIGNATURES                                                                    20

EXHIBIT INDEX                                                                 21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                     JUNE 29,     JULY 1,      SEPTEMBER 30,
                                                       1996        1995            1995
                                                   (Unaudited)  (Unaudited)          *
                                                   -----------  -----------    -------------
ASSETS
Current assets:
    Cash and cash equivalents                        $    602     $  4,988        $  4,437
    Trade accounts receivable                          87,388       91,296          87,083
    Sundry notes and accounts receivable                  116          742             158
    Inventories                                        78,729       91,309          86,232
    Income taxes receivable                                 -          418           1,489
    Deferred income taxes                               1,769            -           1,835
    Prepaid expenses and other current assets             733        1,737             575
                                                     --------     --------        --------

           Total current assets                       169,337      190,490         181,809

Property, plant and equipment, at cost                158,950      144,162         142,614
Less accumulated depreciation and
  amortization                                        (52,642)     (47,707)        (49,784)
                                                     --------     --------        --------
                                                      106,308       96,455          92,830

Deferred charges                                        1,173          856             873
Intangibles                                            39,558       29,859          29,527
                                                     --------     --------        --------
                                                     $316,376     $317,660        $305,039
                                                     ========     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                $ 13,620     $ 13,651        $ 13,675
    Trade accounts payable                             20,837       23,616          18,415
    Accrued salaries and employee benefits              8,820        8,947           8,678
    Accrued liabilities                                 4,289        3,797           6,030
    Deferred income taxes                                   -        1,002               -
    Income taxes payable                                2,121            -               -
                                                     --------     --------        --------

            Total current liabilities                  49,687       51,013          46,798


Commitments
Long-term debt                                        164,009      164,736         162,084
Other long-term liabilities                               162          228             212
Deferred income taxes                                  15,467       14,173          14,066

Stockholders' equity:
    Common stock                                          120          119             119
    Contributed capital in excess of par
      value                                            34,429       34,553          34,416
    Retained earnings                                  53,321       52,905          47,411
    Treasury stock, at cost                              (819)         (67)            (67)
                                                     --------     --------        --------

            Total stockholders' equity                 87,051       87,510          81,879
                                                     --------     --------        --------
                                                     $316,376     $317,660        $305,039
                                                     ========     ========        ========

*Condensed from audited financial statements.

              See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                              Three Months Ended                  Nine Months Ended
                                           ---------------------------         --------------------------
                                            June 29,           July 1,         June 29,          July 1,
                                              1996              1995             1996             1995
                                           ---------          --------         --------          --------

Net sales                                  $ 115,437          $127,205         $300,965          $387,787
Cost of sales                                102,042           116,158          270,265           346,686
                                           ---------          --------         --------          --------
Gross profit                                  13,395            11,047           30,700            41,101
Selling, general and administrative
    expenses                                   3,616             4,175           10,102            12,646
Amortization of goodwill                         321               284              879               840
                                           ---------          --------         --------          --------
Operating income                               9,458             6,588           19,719            27,615
Interest expense
                                               2,819             3,300            8,509             9,993
Write-off of merger costs

                                                   -                 -            1,600                 -

                                           ---------          --------         --------          --------
Income before income taxes and
    extraordinary loss                         6,639             3,288            9,610            17,622
Income tax expense:
  Current                                      1,616               537            2,233             3,799
  Deferred                                       972               745            1,467             2,977
                                           ---------          --------         --------          --------
Income before extraordinary loss               4,051             2,006            5,910            10,846

Extraordinary loss from debt
    refinancing, net of taxes of $770              -            (1,342)               -            (1,342)
                                           ---------          --------         --------          --------
Net income                                 $   4,051          $    664         $  5,910          $  9,504
                                           =========          ========         ========          ========

Net income per common share:
Primary:
    Average common shares outstanding         11,889            12,001           11,942            12,035
    Income per share before
       extraordinary loss                  $     .34          $    .17         $    .49          $    .90
    Extraordinary loss from debt
       refinancing                                 -              (.11)               -              (.11)
                                           ---------          --------         --------          --------


    Net income per common share -
      primary                              $     .34          $    .06         $    .49          $    .79
                                           =========          ========         ========          ========
Fully diluted:
    Average common shares outstanding         11,889            12,034           11,949            12,043
    Income per share before
      extraordinary loss                   $     .34          $    .17         $    .49          $    .90
    Extraordinary loss from debt
      refinancing                                  -              (.11)               -              (.11)
                                           ---------         --------          --------          --------
    Net income per common share -
      fully diluted                        $     .34         $     .06      $       .49          $    .79
                                           =========         =========      ===========          ========


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                          Nine Months Ended
                                                                  -------------------------------
                                                                   June 29,               July 1,
                                                                    1996                   1995
                                                                  ----------             --------
Cash flows from operating activities:
    Net income                                                    $  5,910              $  9,504
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:

       Depreciation of property, plant and equipment                 7,557                 7,731
       Amortization of intangible assets                               879                   840
       Amortization of deferred charges                                146                   391
       Deferred income taxes                                         1,467                 2,977
       (Gain)/loss on disposals of property, plant
         and equipment                                                  (2)                  139
       Extraordinary loss from debt refinancing                          -                 1,342

    Changes in assets and liabilities (net of acquisition):
       (Increase)/decrease in accounts receivable - net               (305)               (4,524)
       (Increase)/decrease in sundry notes & accounts
         receivable                                                     53                  (572)
       (Increase)/decrease in inventories                            7,503               (13,563)
       (Increase)/decrease in prepaid expenses and other
         current assets                                                (70)                 (412)
       (Decrease)/increase in accounts payable - trade               2,272                 2,633
       (Decrease)/increase in accrued liabilities                   (2,634)               (2,021)
       (Decrease)/increase in income taxes payable                   3,596                  (717)
                                                                  --------               -------
Net cash provided by (used in) operating activities                 26,372                 3,748

Cash flows from investing activities:
    Acquisition of business - net of cash acquired                 (22,371)                    -
    Property, plant and equipment expenditures                      (9,484)              (10,977)
    Proceeds from sale of property, plant and equipment              1,088                    53
    Other                                                              (57)                    -
                                                                  --------               -------
Net cash provided by (used in) investing activities                (30,824)              (10,924)

Cash flows from financing activities:
    Increase in revolving line of credit                            12,800                23,258
    Issuance of long-term debt                                           -               166,000
    Principal payments on long-term debt                           (10,930)             (182,251)
    Increase in common stock                                            14                   287

    Purchase of treasury stock                                        (752)                    -
    Payment of bank fees and loan costs                               (465)               (1,116)
    Other                                                              (50)                  (67)
                                                                  ---------              -------
Net cash provided by (used in) financing activities                    617                 6,111
                                                                  --------               -------
    Net increase/(decrease) in cash and cash equivalents            (3,835)               (1,065)

    Cash and cash equivalents at beginning of period                 4,437                 6,053
                                                                  --------               -------
    Cash and cash equivalents at end of period                    $    602               $ 4,988
                                                                  ========               =======

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  June 29, 1996
                                   (Unaudited)

NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries, Galey & Lord Industries, Inc., G&L Service Company, North America, Inc. and Dimmit Industries, S.A. de C.V. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 29, 1996 and the results of operations and cash flows for the periods ended June 29, 1996 and July 1, 1995. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

NOTE B - Business Acquisitions

On June 7, 1996, the Company, through its newly formed subsidiary, G&L Service Company, North America, Inc. ("G&L Service Company") acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated for approximately $22.4 million in cash including certain costs related to the acquisition (the "Acquisition"). Dimmit is composed of six manufacturing facilities in Piedras Negras, Mexico and sews and finishes pants and shorts for the men's casual wear market. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with an estimated fair value of approximately $12.8 million and assumed liabilities of approximately $1.2 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $10.8 million for the excess of the purchase price over the fair value of the assets acquired. The goodwill amount is being amortized over a 20-year period. The results of operations of G&L Service Company and Dimmit have been included in the consolidated financial statements from the date of acquisition.

                               GALEY & LORD, INC.


                   Notes to Consolidated Financial Statements
                                  June 29, 1996
                                   (Unaudited)

NOTE B - Business Acquisitions (continued)

On January 25, 1996, the Company and Triarc Companies, Inc. ("Triarc") mutually agreed not to go forward with their previously announced merger of the Company and the Graniteville Company, a subsidiary of Triarc, due to current economic conditions in the retail, textile and apparel sectors. The Company incurred fees and expenses related to the proposed merger of $1.6 million and took a charge during the December quarter 1995 for the write-off of those costs.

NOTE C - Closure of Printed Apparel Fabrics Businesses

On September 19, 1995, the Company closed its printed apparel fabrics businesses, made up of Galey & Lord Prints and Galey & Lord Group II, due to declining business conditions that the printed apparel fabrics businesses had experienced since 1992. As a result of the closing, the Company ceased operations at its Specialty Plant on that date and laid off approximately 450 employees located primarily in Society Hill, South Carolina and New York City.

In connection with this closing, the Company incurred in the September quarter 1995 a $12.1 million business closing charge ($7.4 million or $.62 per share after tax), consisting primarily of $3.2 million of severance and other employee related costs associated with employee layoffs, substantially all of which had been paid as of June 29, 1996, $5.4 million of losses on the disposal of machinery and equipment and $2.9 million of losses on the disposal of raw material and supply inventory. The Company anticipates that the sale of the businesses' inventory will be completed during fiscal year 1996 and the sale of the remaining fixed assets will be completed during the December quarter 1996 (the first quarter of fiscal 1997). The printed apparel fabrics businesses represented $7.3 million or 5.8% and $27.9 million or 7.2% of the Company's net sales for the three and nine months ended July 1, 1995, respectively, and had operating losses of $3.9 million and $9.7 million during the same periods.

NOTE D - Long-Term Debt

On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank of North America, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  June 29, 1996
                                   (Unaudited)


NOTE D - Long-Term Debt (continued)

loan was restated to the outstanding balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either
(i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR 1.5%, in accordance with a pricing grid based on certain financial ratios. During the June quarter 1996, the Company paid interest on its bank debt at LIBOR plus 1.0%. The average interest rate paid by the Company during the third quarter of fiscal 1996 was 6.6%.

The Company's obligations under the credit facility are secured by all of the Company's inventory, equipment, accounts receivable and general intangibles, and a pledge by the Company of all the outstanding capital stock of its wholly-owned domestic subsidiaries, Galey & Lord Industries, Inc. and G&L Service Company, North America, Inc., and a pledge of 65% of the outstanding capital stock of its foreign subsidiary, Dimmit Industries, S.A. de C.V.

On April 28, 1995, the Company refinanced its term loan and revolving credit facility resulting in a one-time extraordinary charge of $1.3 million or $.11 per share (net of taxes of $.8 million) in the June quarter 1995 to write off fees associated with the previous loan agreements and pre-payment penalties.

During January 1996, the Company entered into interest rate swaps on $50 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swaps assure that the Company under its current credit agreement will pay a maximum rate of 6.77% (LIBOR of 5.27% plus maximum spread of 1.5%) on $25 million of bank debt for a two-year period and 7.03% (LIBOR of 5.53% plus maximum spread of 1.5%) on the other $25 million of debt for a five-year period.

                               GALEY & LORD, INC.


                   Notes to Consolidated Financial Statements
                                  June 29, 1996
                                   (Unaudited)

NOTE E - Inventories

The components of inventory at June 29, 1996, July 1, 1995 and September 30, 1995 consisted of the following (in thousands):

                                      June 29,       July 1,     September 30,
                                       1996           1995           1995
                                      --------       -------     -------------

     Raw Materials                    $ 2,173        $ 4,347        $ 1,931
     Stock in process                  14,985         13,257         14,345
     Produced goods                    64,996         74,223         75,283
     Dyes, chemicals and supplies       4,922          5,605          4,661
                                      -------        -------        -------
                                       87,076         97,432         96,220
     Less LIFO and other reserves      (8,347)        (6,123)        (9,988)
                                      -------        -------        -------
                                      $78,729        $91,309        $86,232
                                      =======        =======        =======

NOTE F - Net Income Per Common Share

Net income per common share data is computed based on the average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  June 29, 1996
                                   (Unaudited)

NOTE G - Stockholders' Equity

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):


                             Common         Contributed      Retained         Treasury
                             Stock            Capital        Earnings           Stock           Total
                          -----------------------------------------------------------------------------
Balance at
  September 30, 1995         $  119         $ 34,416         $ 47,411         $  (67)         $ 81,879

Net income (loss) for

  December 30, 1995               -                -             (753)             -              (753)
                             ------         --------         --------         ------          --------
Balance at
  December 30, 1995          $  119         $ 34,416         $ 46,658         $  (67)         $ 81,126

Issuance of 10,000
  shares of Common
  Stock for exercise
  of options                      1                8                -              -                 9
Purchase of 80,500
  shares of Common
  Stock for treasury              -                -                -           (752)             (752)
Net income for
  March 30, 1996                  -                -            2,612              -             2,612
                             ------          -------         --------         ------          --------
Balance at
  March 30,1996              $  120         $ 34,424         $ 49,270         $ (819)         $ 82,995

Tax benefit from
  exercise of stock
  options                         -                5                -              -                 5
Net income for
  June 29,1996                    -                -            4,051              -             4,051
                             ------         --------         --------         ------          --------
Balance at
  June 29, 1996              $  120         $ 34,429         $ 53,321         $ (819)         $ 87,051
                             ======         ========         ========         ======          ========

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  June 29, 1996
                                   (Unaudited)

NOTE H - Income Taxes

At June 29, 1996 and July 1, 1995, the Company had $4.1 million and $2.3 million, respectively, of deferred income tax assets and $17.8 million and $17.5 million, respectively, of deferred income tax liabilities which have been netted for presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows (in thousands):

                                          June 29, 1996                       July 1, 1995
                                   ---------------------------       -----------------------------
                                     Current        Noncurrent        Current          Noncurrent
                                    Liability        Liability       Liability          Liability
                                     (Asset)          (Asset)         (Asset)            (Asset)
                                     -------          -------         -------            -------
Inventory valuation                 $ 2,382          $     -          $ 3,108           $     -
Property, plant & equipment               -           14,379                -            12,447
Alternative minimum tax credit
  carryforward                       (1,586)               -                -                 -
Accruals and allowances              (2,565)               -           (1,902)                -
Goodwill                                  -            1,000                -             1,909
Other                                     -               88             (204)             (183)
                                    -------          -------          -------           -------
                                    $(1,769)         $15,467          $ 1,002           $14,173
                                    =======          =======          =======           =======

Significant components of the income tax provision for the three and nine months ended June 29, 1996 and July 1, 1995 are as follows (in thousands):

                           Three Months Ended                      Nine Months Ended
                   ------------------------------           -----------------------------
                    June 29, 1996    July 1, 1995           June 29, 1996    July 1, 1995
                    -------------    ------------           -------------    ------------
Domestic:
   Current
      Federal           $1,331             $482                 $1,974           $3,201
      State                270               55                    244              598
                        ------           ------                 ------           ------
                         1,601              537                  2,218            3,799
   Deferred
      Federal              868              650                  1,228            2,518


      State                104               95                    239              459
                        ------           ------                 ------           ------
                           972              745                  1,467            2,977
                        ------           ------                 ------           ------
Total Domestic           2,573            1,282                  3,685            6,776


Foreign                     15                -                     15                -
                        ------           ------                 ------           ------
                        $2,588           $1,282                 $3,700           $6,776
                        ======           ======                 ======           ======

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  June 29, 1996
                                   (Unaudited)

NOTE H - Income Taxes (continued)

The reconciliation to the federal statutory income tax rate to the Company's effective tax rate for the three and nine months ended June 29, 1996 and July 1, 1995 is as follows:


                            Three Months Ended                             Nine Months Ended
                      ------------------------------------           -----------------------------------
                       June 29, 1996          July 1, 1995           June 29, 1996          July 1, 1995
                       -------------          ------------           -------------          ------------
Federal statutory
  tax rate                  35.0%                  35.0%                  35.0%                  35.0%

State tax, net of
  federal benefit            3.6%                   4.2%                   3.0%                   3.9%

Foreign tax                  0.2%                     -                    0.2%                     -

Other                        0.2%                  (0.2)%                  0.3%                  (0.4)%
                            ----                   ----                    ---                   ----

                            39.0%                  39.0%                  38.5%                  38.5%
                            ====                   ====                   ====                   ====


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

On June 7, 1996, Galey & Lord, Inc. (the "Company"), through its newly formed subsidiary, G&L Service Company, North America, Inc. ("G&L Service Company") acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated for approximately $22.4 million in cash (the "Acquisition"). Dimmit is composed of six manufacturing facilities in Piedras Negras, Mexico and sews and finishes pants and shorts for the men's casual wear market. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million.

On January 25, 1996, the Company and Triarc Companies, Inc. ("Triarc") mutually agreed not to go forward with their previously announced merger of the Company and the Graniteville Company, a subsidiary of Triarc due to current economic conditions in the retail, textile and apparel sectors. The Company incurred fees and expenses related to the merger of $1.6 million and took a charge during the December quarter 1995 for the write-off of those costs.

On January 16, 1996, the Company's Board of Directors authorized the Company's Management to buy back up to 1.2 million shares or 10.2% of the Company's outstanding common stock over the next twelve months. Shares purchased will be at prevailing prices in open-market transactions. As of August 1996, the Company has acquired 197,003 shares of the Company's outstanding common stock at an average price of $10.07 per common share.

On September 19, 1995, the Company closed its printed apparel fabrics businesses due to declining business conditions that the printed apparel fabrics businesses had experienced since 1992. As a result of the closing, the Company ceased operations at its Specialty Plant on that date and laid off approximately 450 employees located primarily in Society Hill, South Carolina and New York City. During the September quarter 1995, the Company incurred a $12.1 million business closing charge ($7.4 million or $.62 per share after tax), consisting primarily of $3.2 million of severance and other employee related costs associated with employee layoffs, substantially all of which has been paid, $5.4 million of losses on the disposal of machinery and equipment and $2.9 million of losses on the disposal of raw material and supply inventory. The Company anticipates that the sale of the printed apparel fabrics businesses' inventory will be completed during fiscal year 1996 and the sale of the remaining fixed assets will be completed during the December quarter 1996.

Printed apparel fabrics, made up of Galey & Lord Prints and Galey & Lord Group II, represented $7.3 million or 5.8% and $27.9 million or 7.2% of the Company's net sales for the three and nine months ended

July 1, 1995, respectively, and had operating losses of $3.9 million and $27.9 million during the same periods.

Results of Operations

Net sales and earnings continued their improvement in the June quarter 1996 (the third quarter of fiscal 1996) from their low point in the December quarter 1995 when the Company's business was adversely impacted by customers adjusting their inventories due to a slow retail environment. The Company's core apparel fabrics businesses began to improve in the March quarter and continued to improve in the June quarter as sales and orders returned to more normal levels. The Company's order backlog at June 29, 1996 was $92.2 million as compared to $99.1 million at July 1, 1995. The order backlog for the apparel fabrics business was essentially flat and home fabrics backlog was down 23%. The Company has reduced its forward order position in Home Fashion Fabrics due to its reluctance to be sold too far ahead in a period of rising raw material costs.

The Company's operations are classified into two business segments, apparel fabrics and home fabrics. Results for the three and nine month periods ended June 29, 1996 and July 1, 1995 for each segment are shown below:

                                        Three Months Ended         Nine Months Ended
                                        ------------------         -----------------
                                        6/29/96     7/1/95         6/29/96    7/1/95
                                        -------     ------         -------    ------
                                                   (dollar amounts in millions)
Net Sales Per Segment
  Apparel fabrics                       $102.4     $114.5*         $266.6     $343.4*
  Home fabrics                            13.0       12.7            34.4       44.4
                                        ------     ------          ------     ------
      Total sales                       $115.4     $127.2          $301.0     $387.8
                                        ======     ======          ======     ======

Operating Income (Loss) Per Segment
  Apparel fabrics                       $ 10.5     $  6.1*          $20.4     $ 23.6*
    % of Net Sales                        10.2%       5.3%*           7.6%       6.9%*
  Home fabrics                          $ (1.0)    $   .5          $  (.7)    $  4.0
    % of Net Sales                        (7.7)%      4.1%           (1.9)%      9.0%
                                        ------     ------           ------    ------
  Total                                 $  9.5     $  6.6          $ 19.7     $ 27.6
    % of Net Sales                         8.2%       5.2%            6.5%       7.1%


* Net sales and operating income for the apparel fabrics segment for the three and nine month periods ending July 1, 1995 include the results for the printed apparel fabrics businesses, which were closed on September 19, 1995.

Net sales for the June quarter 1996 were $115.4 million as compared to $127.2 million for the June quarter 1995 (the third quarter of fiscal 1995) and net sales for the nine months ended June 29, 1995 were $301.0 million as compared to $387.8 million for the nine months ended July 1, 1995. The $11.8 million decline in net sales for the third quarter was primarily due to the elimination of $7.3 million of net sales from the printed apparel fabrics operations which were closed in September 1995 and a $4.8 million decline in other apparel fabrics sales. The $86.8 million decrease in net sales for the first nine months of fiscal 1996 was due to the elimination of $27.9 million of sales from the printed apparel fabrics operations, a $48.9 million decline in the other apparel fabrics business sales and a $10.0 million decline in Home Fashion Fabrics sales. The lower net sales for both periods were a result of the Company's customers continuing to adjust their inventory levels due to a slow retail environment.

Operating income was $9.5 million or 8.2% of net sales for the third quarter of fiscal 1996 as compared to $6.6 million or 5.2% of net sales for the third quarter of fiscal 1995. For the nine months, operating income was $19.7 million or 6.5% of net sales for 1996 versus $27.6 million or 7.1% of net sales for 1995. The improvement in operating income for the June quarter was primarily due to the elimination of $3.9 million of operating losses incurred by the printed apparel fabrics businesses in the June quarter 1995. The decline in operating income for the nine month period was primarily due to lower gross margins resulting from the lower sales volume and the impact of lower volume on manufacturing costs, partially offset by the elimination of $9.7 million of operating losses incurred by the printed apparel fabrics businesses in the prior year nine month period.

Interest expense was $2.8 million for the June quarter 1996 and $8.5 million for the first nine months of fiscal 1996 as compared to $3.3 million for the June quarter 1995 and $10.0 million for the first nine months of fiscal 1995. The decrease in interest expense for the third quarter of fiscal 1996 was due to lower average debt levels during the period and decreases in LIBOR and prime market interest rates on which the Company's bank loans are based. The decrease for the nine-month period also resulted from the lower spread over LIBOR achieved in the refinancing of the Company's bank debt completed in April 1995. The average interest rate paid by the Company during the third quarter of fiscal 1996 was 6.6% as compared to 7.3% for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, the average interest rate paid was 6.6% as compared to 7.4% for the first nine months of fiscal 1995.

Net income for the third quarter of fiscal 1996 was $4.1 million or $.34 per common share on a fully-diluted basis as compared to income before the extraordinary loss for the third quarter of fiscal 1995 of $2.0 million or $.17 per common share. During the June quarter 1995, the Company recorded a one-time extraordinary loss of $1.3 million or $.11 per common share (net of taxes) to write off fees associated with the Company's old bank loan agreements and to pay prepayment penalties incurred in connection with the refinancing of its bank loans. This charge reduced net income for the third quarter of fiscal 1995 to $664,000 or $.06 per common share. For the first nine months of fiscal 1996, net income was $5.9 million or $.49 per common share which included the pre-tax charge of $1.6 million or $.08 per common share for the write-off of fees and expenses related to the proposed Graniteville merger. Excluding this charge, net income for the first nine months of fiscal 1996 would have been $6.9 million or $.57 per common share. Net income for the first nine months of fiscal 1995 was $9.5 million or $.79 per common share which included the one-time extraordinary loss of $1.3 million or $.11 per common share (net of taxes). Excluding this charge, net income for the first nine months of fiscal 1995 would have been $10.8 million or $.90 per common share.

Liquidity and Capital Resources

On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank of North America, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. At June 29, 1996, the term loan balance and revolving credit facility balance, including the swingline facility, were $45 million and $122.4 million, respectively. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR 1.5%, in accordance with a pricing grid based on certain financial ratios. During the June quarter 1996, the Company paid interest on its bank debt at LIBOR plus 1.0%. The Company's obligations under the credit facility are secured by all of the Company's inventory, equipment, accounts receivable and general intangibles, and a pledge by the Company of all the outstanding capital stock of its wholly-owned domestic subsidiaries, Galey & Lord Industries, Inc. and G&L Service Company, North America, Inc., and a pledge of 65% of the outstanding capital stock of its foreign subsidiary, Dimmit Industries, S.A. de C.V.

During January 1996, the Company entered into interest rate swaps on $50 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swaps assure that the Company under its current credit agreement will pay a maximum rate of 6.77% (LIBOR of 5.27% plus maximum spread of 1.5%) on $25 million of bank debt for a two-year period and 7.03% (LIBOR of 5.53% plus maximum spread of 1.5%) on the other $25 million of debt for a five-year period.

For the first nine months of fiscal 1996, the Company spent approximately $9.5 million for capital expenditures. In fiscal 1996, the Company expects to spend a total of approximately $15 million on capital expenditures. These expenditures will be used primarily for the modernization of the Company's dyeing and finishing operations. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving credit facility. In addition, the Company plans to fund some modernization through operating leases.

Working capital decreased approximately $19.8 million to $119.7 million at June 29, 1996 as compared to $139.5 million at July 1, 1995. The decrease in working capital was attributable to a $12.6 million decrease in inventories, a $4.4 million decrease in cash, a $3.9 million decrease in accounts receivable, partially offset by a $2.8 million decrease in accounts payable. Approximately $9.3 million of the decrease in inventories was due to the closure of the printed apparel fabrics businesses and sell off of the related inventory. The remaining decrease was a result of the Company's continued effort to reduce its inventory levels. The $4.4 million decrease in cash was a result of the Company's effort to keep cash balances as low as possible to minimize interest expense on its revolving credit facility. The reduction in accounts receivable was primarily the result of the closure of the printed apparel fabrics businesses which resulted in the elimination of $5.0 million of accounts receivable. Accounts payable decreased due to lower outside cloth purchases as a result of the Company's inventory reduction effort as well as the elimination of the printed apparel fabrics accounts payable balance.

The Company anticipates that cash requirements including working capital and capital expenditure needs will be met through funds generated from operations and through borrowings under the revolving credit facility. In addition, from time to time, the Company uses borrowings under secured and unsecured bank loans or through capital and operating leases for various equipment purchases.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings (not applicable)

Item 2.  Changes in Securities (not applicable)

Item 3.  Defaults upon Senior Securities (not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information (not applicable)

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index.

     (b) Reports on Form 8-K - The Registrant filed a Form 8-K on May 20, 1996 to report its press release announcing that the Company had signed a definitive agreement to purchase the outstanding capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated ("Farah").

         The Registrant filed a Form 8-K on June 7, 1996 to report its press release announcing that the Company's newly formed subsidiary, G&L Service Company, North America, Inc. had completed the purchase of Dimmit from Farah.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Galey & Lord, Inc.
                                        -------------------------
                                               (Registrant)


                                        /s/ Michael R. Harmon
                                        -------------------------
                                        Michael R. Harmon
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer), Treasurer and Secretary


August 9, 1996
- --------------
     Date

                                  EXHIBIT INDEX

Exhibit                                                               Sequential
Number            Description                                           Page No.
- ------            -----------                                           --------

10.33             Amended and Restated Credit Agreement
                  dated as of June 4, 1996 between
                  Galey & Lord Industries, Inc.,
                  Galey & Lord, Inc. and certain
                  subsidiaries and First Union National
                  Bank of North Carolina, as agent and
                  lender, and the other lender's party
                  thereto.

11                Statement Regarding Computation
                  of Per Share Earnings

27                Financial Data Schedule