Form 10-K
period 1996-09-28
GALEY & LORD INC
filed 1996-12-23
CIK 884124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934

For the fiscal year ended                   Commission File Number 0-20080
September 28, 1996

                               GALEY & LORD, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                          56-1593207
(State of Incorporation)                  (I.R.S. Employer Identification No.)

    980 Avenue of the Americas
         New York, New York                                     10018
(Address of principal executive offices)                      (Zip Code)

                                  212/465-3000
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock, Par Value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on November 30, 1996, was approximately $77,300,000.

The number of shares outstanding of Common Stock, as of November 30, 1996, was 11,576,841 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1997 annual meeting of stockholders of the Company are incorporated by reference into Part III.

                                                 Exhibit Index at Pages 42-44
                                       1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Galey & Lord, Inc. (the "Company" or the "Registrant") is a leading developer, manufacturer and marketer of high quality woven cotton and cotton blended apparel fabrics. It principally sells fabrics to well-known manufacturers of sportswear for use in the production of men's, women's and children's pants and shorts and to manufacturers of commercial uniforms. The Company's technical expertise in finishing enables it to provide a number of fabrics to its customers that are not otherwise available in the domestic marketplace. The location of the Company's facilities in the United States and Mexico enables it to respond quickly to customers' changing needs, as well as their increasing demands for tight production schedules and rapid delivery.

       The Company was incorporated in Delaware in 1987 for the purpose of acquiring, in February 1988, substantially all of the assets of the Blends Apparel and Prints divisions of Burlington Industries, Inc. ("Burlington"). The Company acquired these businesses through its wholly-owned subsidiary Galey & Lord Industries, Inc. ("Industries") and conducts all of its operations through Industries and Industries' subsidiaries and has no significant assets other than shares of Industries. Prior to April 1992, the Company was known as Galey & Lord Holdings, Inc., and its operating subsidiary was known as Galey & Lord, Inc.

       In April 1994, the Company, through Industries, acquired the Decorative Prints Division of Burlington. This business, which was renamed Galey & Lord Home Fashion Fabrics, sells greige, dyed and printed fabrics to the home furnishings trade for use in bedspreads, comforters and curtains. This segment reported sales for the last twenty-two weeks of fiscal 1994 and for the full years of fiscal 1995 and 1996.

       On September 19, 1995, the Company closed its printed apparel fabrics businesses, made up of Galey & Lord Prints and Galey & Lord Group II, due to declining business conditions that the printed apparel fabrics businesses had experienced since 1992. As a result of the closing, the Company ceased operations at its Specialty Plant on that date and laid off approximately
450 employees located primarily in Society Hill, South Carolina and New York
City.
                                       2

       On June 7, 1996, the Company, through its newly formed subsidiary, G&L Service Company, North America, Inc. ("G&L Service Company") acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition (the "Acquisition"). Dimmit is composed of six manufacturing facilities located in Piedras Negras, Mexico and sews and finishes pants and shorts for the casual wear market. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. The results of operations of G&L Service Company and Dimmit have been included in the consolidated financial statements from the date of acquisition.


         Unless otherwise specified herein, all references to the Company or the Registrant include the Registrant and its subsidiaries, Industries, G&L Service Company and Dimmit.

PRODUCTS AND CUSTOMERS

       The following chart sets forth the Company's net sales for both the apparel fabrics segment, comprised of woven fabrics, printed fabrics, synthetic fabrics and G&L Service Company, and the home fabrics segment, comprised of Home Fashion Fabrics, for each of the last three fiscal years.


                                                                         Fiscal Year
                                                 1996                       1995                           1994
                                       ------------------------    -------------------------     ----------------------
                                                               (dollar amounts in thousands)



Apparel fabrics.....................      $364,157       88.5%         $443,544         88.3%        $424,254      94.0%
Home fabrics........................        47,298       11.5%           58,676         11.7%          26,876       6.0%
                                       -----------    --------       ----------       -------     -----------   --------
      Totals........................      $411,455      100.0%         $502,220        100.0%        $451,130     100.0%
                                          ========      ======         ========        ======        ========   ========

         For additional financial information with respect to the apparel fabrics segment and home fabrics segment, see Note M to the Company's consolidated financial statements contained herein.

         APPAREL FABRICS. The Company's principal products are spun woven mediumweight cotton and cotton blended apparel fabrics. Fabric styles are distinguished by weave (twills, poplins, canvas and corduroy), interlacing and weight. In conjunction with the formation of G&L Service Company and the Acquisition of Dimmit in June 1996, the Company began offering sewn and finished garments to its current customer base.

         The Company's strategy is to manufacture a relatively limited number of basic fabric styles and to enhance the value of fabrics to its customers through a wide variety of sophisticated mechanical and chemical finishing processes, including dyeing, napping, sueding and prewashing. The Company offers fabrics in a variety of finishes, including wrinkle-resistant and soil release finishes, and offers an extensive range of colors to respond to its customers' particular product requirements. The Company works closely with its customers and weaves basic fabrics according to projected sales based on strong indications from major customers, but dyes and finishes according to specific purchase orders. This practice allows the Company to respond quickly to actual demand and has resulted in improved operating efficiencies and inventory control.

         The Company's woven apparel fabrics are sold to apparel manufacturers that sell principally to four end-user customer groups: menswear, uniforms, branded womenswear and private label womenswear. Fabrics produced by the Company for menswear apparel manufacturers are principally high quality mediumweight fabrics used to manufacture pants and shorts. The Company's leading menswear customers are Levi Strauss & Co., Haggar Apparel Co., Farah Incorporated and Tropical Sportswear International Corp. The Company also sells to suppliers of private label mail order marketers, including Lands' End, Inc. and L.L. Bean, Inc.


         In the branded womenswear apparel fabric market, the Company sells woven fabrics principally for women's pants, skirts and shorts. The Company's primary customers are leading women's apparel manufacturers, including Levi Strauss & Co., Inc., Polo Ralph Lauren Corp., Koret of California Inc., Gap Banana Republic, Calvin Klein Jeanswear and Liz Claiborne.

         Fabrics for private label womenswear are principally sold to garment manufacturers that supply women's pants, skirts and shorts to mass merchandisers which generally require a large volume of garments made with 60% cotton/40% polyester blended fabrics. Major end-use customers include Wal-Mart Stores, Inc., Kmart Corporation, J.C. Penney Co. Inc., Sears Roebuck & Company and Montgomery Ward. Many end-use customers are working directly with the Company to develop fabrics for garments sold by them and specify that the Company's fabrics be used by their suppliers.

         The Company manufactures corduroy to customer order in various wales and widths. Corduroy is sold to manufacturers of menswear, womenswear and childrenswear. The Company believes that it is the only vertically-integrated domestic producer of corduroy. The major corduroy customers include Haggar Apparel Co., Aalfs Manufacturing, Oxford Industries, Tropical Sportswear International Corp., Levi Strauss & Co. and H.D. Lee Co., Inc.

         The Company's uniform fabrics are distributed to the industrial laundry market, the hospitality market and to the healthcare market. Durability of fabric, compliance with strict standards for fitness for use, continuity of color and customer service are the factors most important to the Company's customers. The Company sells chemically treated fabrics, including fabrics treated with Flamex(TM), a fire retardant finish, and Bioguard(TM), an anti-bacterial finish. Customers for uniform fabrics include Riverside Mfg. Co., Landau Uniforms, Inc., Cintas Corporation and Kellwood Company.

         In June 1996, the Company formed a new subsidiary, G&L Service Company, and purchased Dimmit to take advantage of the movement of garment manufacturing from the Pacific Rim to the Western Hemisphere. Dimmit sews and finishes pants and shorts for the casual wear market. Also, a number of the Company's apparel fabrics customers outsource some or all of their garment production, often dealing with several suppliers to complete each garment. The Acquisition will allow the Company to offer a package of fabric and garments from one source to its current customers. The Company believes that by purchasing garments from a single source of supply, its customers will reduce their logistical and quality problems and their lead times. The Company believes that offering its customers a single source of supply represents a major step in changing the current manufacturing chain and that it will lead to an increase in the Company's apparel business in the future.

         HOME FABRICS. As a result of the April 1994 acquisition of the Home Fashion Fabrics Division from Burlington, the Company entered into the non-apparel textile market. This division sells greige, dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories. Home Fashion Fabrics' major customers include Arley Merchandise Corp., Regency Home Fashions Inc., Burlington Industries, Inc., CHF Industries, Inc., and American Home Ensembles.


         GENERAL. Apparel fabric sales for fiscal year 1996 and fiscal year 1995 to various divisions of Levi Strauss & Co., Inc. accounted for approximately 17.4% and 16.6% , respectively, of the Company's total net sales for each year. These various divisions of Levi Strauss & Co. Inc. purchase fabrics from the Company independently of each other, and the loss of business from any one division would not necessarily affect the Company's orders from other divisions. No other customer accounts for more than 7% of the Company's total net sales.

         At September 28, 1996, the Company had more than 2,600 customer accounts.

MARKETING

         The Company markets its products through two segments, apparel fabrics and home fabrics, with six main areas of distribution: Sportswear, Uniform Fabrics, Corduroy Fabrics, Synthetic Apparel Fabrics, G&L Service Company and Home Fashion Fabrics. The Company's principal marketing functions are based in New York City to be close to major apparel manufacturing customers. The Company also has regional sales offices located in Los Angeles, San Francisco and Dallas. The Company employs marketing executives and salespersons and several independent sales agents.

         Sales personnel work continually with major fabric and garment customers to develop product lines well in advance of actual shipment. Until a customer selects particular colors and finishes and the dyeing and finishing process begins (between two and six weeks before anticipated shipment), unfinished woven fabrics can be used for a large variety of customers. The Company believes that the coordination of its marketing and production processes enhances its flexibility to respond quickly to both apparel and home furnishings manufacturers' requirements.

MANUFACTURING

         APPAREL FABRICS. The Company is a vertically-integrated manufacturer of dyed and finished woven cotton and cotton blended apparel fabrics with various plants involved in spinning, weaving and state-of-the-art dyeing and finishing. In conjunction with the formation of G&L Service Company and the Acquisition of Dimmit in June 1996, the Company began offering sewn and finished garments, made from the Company's fabric, to its current customer base.

         The Company either spins or purchases the yarn it uses to weave fabrics. The yarn is woven into fabric using high-speed air-jet looms. All woven fabrics sold by the Company are either dyed or finished. Special chemicals and resins may be applied to a fabric to give it special properties, including wrinkle resistance and soil release. The finishing process used by the Company depends upon the type and style of fabrics being produced in accordance with customer specifications. Fabrics are woven by the Company based on projected sales but are dyed and finished according to customer purchase orders. Customer fabric orders typically are completed between three and five weeks after a customer selects colors and finishes.
                                       5

         The Company's weaving, dyeing and finishing equipment and processes may be used to produce both corduroy and other woven cotton and cotton blended apparel fabrics. The ability to produce both types of fabric using substantially the same equipment and processes allows the Company to adapt to changes in demand which varies seasonally (corduroy for the fall/winter selling season and sportswear for the spring/summer selling season) and to maintain consistent levels of production throughout the entire year. The Company manufactures corduroy seasonally to customer order rather than year round.

         In order to operate its dyeing and finishing facility at optimum capacity, the Company purchases greige fabrics from outside sources to fill orders and does not rely solely on production by its spinning and weaving facilities. During periods of lower demand for dyed and finished fabrics, the Company reduces its purchases of greige fabrics from outside sources to keep its spinning and weaving facilities operating at full or near full capacity. In fiscal 1996, the Company's greige manufacturing facilities operated at full capacity while the Company's dyeing and finishing facility was impacted by weak market conditions during the first two quarters and operated below capacity during these periods. The Company also purchases some greige fabrics which are sent to outside processors for dyeing and finishing.

         Through G&L Service Company, the Company sews and finishes garments for its apparel customers. The location of the Company's garment manufacturing facilities in Mexico allows the Company to respond quickly to the needs of its United States apparel customers and to compete effectively with competitors in the Far East who have longer lead times for delivery of goods to the United States.

         HOME FABRICS. The Company operates its own yarn and greige manufacturing facilities to produce polyester/cotton sheeting fabrics for the home furnishings trade. The Home Fashion Fabrics Division's weaving facility operates wide Sulzer looms, which allow it to manufacture fabrics ranging from 48" to 127" in width. The Company believes that having wide weaving capability is key to being able to offer wider fabrics required by the home furnishings trade for comforters and bedspreads. These looms also have the capability of producing apparel fabrics, allowing the Company flexibility to shift production with market demand. The Company purchases outside dyeing and printing services from various suppliers to dye and print fabrics according to customers' specifications.

         GENERAL. The Company maintains rigorous quality control throughout each production process. Testing and inspection occur at various stages in the spinning, weaving, dyeing, finishing, sewing and laundering processes. The Company's plants employ computers to monitor and control manufacturing processes and the flow of products.

RAW MATERIALS AND SERVICES

         The principal raw materials used by the Company are cotton and man-made fibers and yarns. Cotton is available from a large number of suppliers. Weather, crop conditions, agricultural policies and market conditions can significantly affect the cost and availability of cotton, but, to date, the Company has experienced no difficulty obtaining adequate supplies of cotton. The Company enters into contracts for cotton several months in advance of expected delivery to ensure availability. The prices associated with these contracts may be either fixed at the time the contract is signed or at a later date.
                                       6

         The United States restricts the importation of cotton. In order to make the price of domestic cotton competitive with prices quoted in the world market, the United States Department of Agriculture has adopted a program under which it pays rebates to users of domestically produced cotton when domestic prices exceed world prices, based upon a formula. Due to the fluctuation in the world price of cotton to a level approximately the same as the U.S. price for cotton, the criteria for receiving rebates was not met during fiscal 1996 and thus no rebates were received.

         The principal man-made fiber purchased by the Company is polyester. The Company currently purchases man-made fibers for its woven fabrics from two principal suppliers. Such fibers are readily available from other suppliers. The Company has not experienced any difficulty in obtaining sufficient quantities of man-made fibers.


         The Company purchases greige cotton, cotton blended fabrics and selected synthetic fabrics for its apparel fabrics and home fabrics segments to supplement its own production. Greige fabric is available from a large number of suppliers.

         The Company purchases its dyes and chemicals from several suppliers. Dyes and chemicals are available from a large number of suppliers, and the Company has not experienced any difficulty in obtaining sufficient quantities.

         The Company employs the services of several outside processors to dye or print the greige fabric in accordance with the customer's specifications. The Company has established strong relationships with the outside processors and has not experienced any difficulty in meeting customer delivery dates. These services are available from many outside processors which are also capable of meeting the same production schedules (delivery within three to four weeks after ordered).

TRADEMARKS AND PATENTS

         The Company owns, or has the right to use under license various patents, trademarks and service marks. The "Flamex" and "Galey & Lord" trademarks are registered with the United States Patent and Trademark Office. Other than the "Galey & Lord" trademark, which expires in May 2009 and may be renewed thereafter for a 20-year term, the Company does not consider any of its patents, licensed technology, trademarks or service marks to be material to the conduct of its business.

BACKLOG

         During the December quarter 1995 and March quarter 1996, order backlog was adversely impacted by customers adjusting their inventories due to a slow retail environment. The Company's core apparel fabrics businesses began to improve during the March quarter 1996 and continued to improve through the remainder of the fiscal year. At September 28, 1996, the Company had approximately $99 million of unfilled customer orders for goods, as compared to $77 million at September 30, 1995. The order backlog for the apparel fabrics business increased 48% returning to a more normal level. Home fabrics order backlog decreased 25% as the market for home decorative fabrics remained weak. The Company's order backlog consists of orders that are not subject to cancellation prior to shipment, although the Company has in the past accommodated customer requests for order deferments due to unusual circumstances. Approximately 74% of the orders outstanding at September 28, 1996 require delivery by December 28, 1996 and the remainder by December 27, 1997.

SEASONALITY


         The Company's business is not highly seasonal. The apparel fabrics segment product mix varies seasonally (with demand for corduroy fabric primarily in the fall/winter selling season and sportswear in the spring/summer selling season). The Company's weaving, dyeing and finishing equipment and processes are configured to produce both corduroy and other woven fabrics, allowing the Company to adapt to seasonal demand and to maintain consistent levels of production throughout the entire year. The Home Fashion Fabrics Division experiences a very minimal fluctuation in the demand for the products it produces.

COMPETITION

     DOMESTIC. The Company has numerous competitors. Principal competitive factors are product type, price, service, delivery time, quality and flexibility, with the significance of each factor depending upon the product involved. The Company's competitive position varies among the different fabrics produced.

         There are several major domestic competitors in the finished woven cotton and cotton blended apparel fabrics business, none of which dominates the market and some of which have greater resources than the Company. The Company's major competitors include Milliken & Company, Delta Woodside Industries, Inc., Springs Industries, Inc., Graniteville Company, a division of Avondale Mills, Inc., and Riegel, a division of Mount Vernon Mills Inc. The Company believes that it has a strong competitive position with respect to the manufacture of dyed and finished woven cotton and cotton blended apparel fabrics because of its experience in performing highly sophisticated and technical manufacturing processes and its state-of-the-art equipment.

         The Company believes it is the only vertically-integrated domestic producer of corduroy fabrics.

         Home Fashion Fabrics competes with a number of suppliers in the greige goods market including Clinton Mills, Alice Manufacturing Co., Inc., Greenwood Mills, Inc. and Mayfair Mills, Inc. In the dyed and printed goods market, there are numerous converting and commission finishing competitors including Spartan Mills, Raytex Finishing Company, Santee Print Works, Inc. and Slater Screen Print Works.

         IMPORTS. Import decisions by United States retailers and apparel manufacturers are influenced by a number of factors, including changing relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade. The Company concentrates on developing, manufacturing and marketing mediumweight woven cotton and cotton blended apparel fabrics and home fabrics that have been less vulnerable to import penetration. The location of the Company's fabric manufacturing facilities in the United States and garment manufacturing facilities in Mexico and its emphasis on shortening production and delivery times allows the Company to respond more quickly than foreign producers to its customers' demands for tight production schedules, rapid delivery and changing needs. Capital expenditures have modernized and consolidated operations, increasing productivity, adding flexibility, lowering costs and improving quality. The Company believes that the technical infrastructure necessary to produce high quality, high-value-added dyed and finished fabrics and garments currently does not exist in many countries with lower cost structures.

         United States government policy, which is designed to benefit Western Hemisphere nations, has been favorable to the United States textile industry. Under the United States "807" tariff program, many of the Company's customers purchase fabric from domestic suppliers and ship the fabric offshore to be sewn into garments which are then returned to the United States market where duty is charged only on the value added on the sewing of the garment. Because the fabric is shipped to domestic destinations prior to shipment offshore, it is impossible for the Company to give an accurate percentage as to what portion of those fabrics are produced under the "807" tariff program, but the Company believes that it is the majority.

         The passage of the North American Free Trade Agreement ("NAFTA") during 1994 is believed to have a positive effect on the Company. NAFTA phases out quotas and duties on textiles and apparel shipped between Mexico, the United States and Canada. NAFTA's yarn forward rule of origin assures that only those textiles produced in NAFTA countries will benefit from the phasing out of quotas and duties. The Company believes that with the NAFTA benefits noted above and with Mexican labor costs, NAFTA is resulting in increased apparel fabric and garment manufacturing in this hemisphere.

         The Company believes that the General Agreement on Trade and Tariffs ("GATT"), as passed, will have a negative effect on the textile and apparel industry of this country. The ten-year phaseout of quotas under GATT will gradually allow more imports to enter the country. The GATT agreement will replace and end the existing Multifiber Arrangements which are currently used to bilaterally limit the amount of imports allowed into the United States. Although the Company cannot determine with certainty the long-term impact of GATT, the Company believes that the positive results of NAFTA will offset the potential negative implications of GATT.

         Under the "807" tariff program and NAFTA, many of the Company's customers have purchased fabric from the Company and shipped it to contract sewing and finishing companies outside the United States to be made into garments. By forming G&L Service Company and purchasing Dimmit in June 1996, the Company is now a direct participant in this process and a total supplier of garments under NAFTA. Dimmit sews and finishes pants and shorts for the casual wear market in its six manufacturing facilities located in Piedras Negras, Mexico. This Acquisition allows the Company to offer its current apparel customers a quality, finished garment. The Company believes it has a competitive advantage over contract sewing and finishing companies located in Mexico and the Caribbean because it can reduce required lead times and improve the quality of the finished garment by controlling the entire manufacturing process. The Company also believes that the combination of United States fabric and Mexican sewing costs will allow it to compete effectively with garment producers in the Far East.

EMPLOYEES

         At September 28, 1996, the Company had 3,490 United States employees, none of whom were covered by a collective bargaining agreement. Of these employees, 2,952 were employed in manufacturing and 538 in administration and sales. Substantially all of the Company's employees are full-time. The Company believes that its employee relations are excellent.

         At September 28, 1996, Dimmit had 1,961 employees in Mexico. The majority of these employees are covered by a collective bargaining agreement which expires January 7, 1997. The Company believes that its relationships with the union and the workforce are excellent and is in the process of renegotiating this agreement. The Company anticipates that these negotiations will provide for normal wage rate increases for the employees covered by this agreement.


REGULATION

         The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances, particularly the Federal Water Pollution Control Act, the Federal Clean Air Act of 1970 (as amended in 1990), the Resource Conservation and Recovery Act, as amended, and the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended. The Company does not believe that there is a reasonable likelihood that its compliance efforts with currently applicable environmental laws and regulations will materially affect its operations or financial condition.

         The Company also is subject to Federal, state and local laws and regulations relating to workplace safety and worker health, including those promulgated under the Occupational Safety and Health Act ("OSHA"). The Company does not believe that there is a reasonable likelihood that its compliance efforts with currently applicable laws and regulations relating to workplace safety and worker health will materially affect its operations or financial condition.

FORWARD-LOOKING STATEMENTS

         This 1996 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, weather-related delays, general economic conditions and other risks and uncertainties that may be detailed herein.

ITEM 2.  PROPERTIES


         The following table sets forth the general location, principal uses and approximate size of the Company's principal properties and whether such properties are leased or owned:

                                                                                                      APPROXIMATE        LEASED
                                                                                                        AREA IN            OR
FACILITY NAME                LOCATION                  USE                                            SQUARE FEET        OWNED


Flint......................  Gastonia, NC              Spinning                                          250,000         Owned

Brighton...................  Shannon, GA               Spinning and weaving                              877,000         Owned

McDowell...................  Marion, NC                Weaving                                           222,000         Owned

Society Hill...............  Society Hill, SC          Dyeing and finishing                              527,000         Owned

Asheboro...................  Asheboro, NC              Weaving and greige cloth storage                  386,000         Owned

Caroleen...................  Caroleen, NC              Spinning                                          375,000         Owned

Corporate Offices..........  Greensboro, NC            Corporate                                          24,000         Leased

Executive Offices..........  New York, NY              Executive and sales office                         22,000         Leased

Blue Warehouse.............  Society Hill, SC          Greige and finished cloth storage                 100,000         Owned

Riverside Warehouse........  Rome, GA                  Cotton and yarn storage                            45,000         Leased

Red Warehouse..............  Marion, NC                Yarn storage                                       33,000         Owned

Elm Street Warehouse.......  Greensboro, NC            Finished cloth storage                            108,000         Owned

Specialty Plant............  Society Hill, SC          Warehouse (formerly printing & dyeing)            250,000         Owned

Dimmit Industries..........  Piedras Negras, MX        6 sewing & garment finishing facilities           228,000         Leased

Eagle Pass Facilities......  Eagle Pass, TX            1 cutting and 1 warehousing facility               16,000         Leased



     The Company believes that its facilities are suitable for its current level of operations and that the Company could expand productive capacity for its foreseeable needs at relatively low capital cost.

         The Company's executive and sales offices located at 980 Avenue of the Americas, New York, New York are occupied pursuant to a lease that expires in 1998, with a five-year renewal option. The lease for corporate offices in Greensboro, North Carolina also expires in 1998, with two five-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been recently notified by the South Carolina Department of Health and Environmental Control that tests of two boilers at its Society Hill facility located in Society Hill, South Carolina, showed that such boilers were operating outside the parameters of the facility's South Carolina air quality permit. No official administrative enforcement proceedings have been initiated at this time, and the Company is taking steps to bring this facility into compliance with air permit limitations. The Company does not believe that the costs of compliance will be material.

         The Company is involved in various lawsuits incidental to its business operations, as well as product liability litigation. In the opinion of the Company, none of such litigation in which it is currently involved will have a material effect on the Company's financial condition or its operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK
               AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.01 par value (the "Common Stock"), has been traded on the New York Stock Exchange under the symbol "GNL" since December 27, 1994. Prior to that date, the Company's common stock was traded on the Nasdaq National Market under the symbol "GANL." As of November 30, 1996, the Company had approximately 2,200 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.

                                 1996                        1995
                         --------------------          -----------------
                            High         Low            High       Low

First Quarter...........  $13 5/8        $9 1/2        $23 1/2      $13

Second Quarter..........  $11 1/8        $9 1/8        $16          $11 1/4

Third Quarter...........  $11 1/2        $8 7/8        $13 7/8      $11 3/8

Fourth Quarter..........  $12 3/4        $9 1/4        $16          $12 1/8




         No dividend or other distribution with respect to the Common Stock has ever been paid by the Company. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors. The Company currently does not intend to pay any cash dividends in the foreseeable future; rather, the Company intends to retain earnings to provide for the operations and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA


                       SUMMARY OF SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FISCAL YEAR
STATEMENTS OF OPERATIONS DATA (1):                                    1996(2)       1995 (3)       1994 (4)      1993         1992
                                                                      -------       -----          -----         ----         ----
Net sales......................................................   $ 411,455     $ 502,220       $451,130      $385,841     $352,765
Cost of sales..................................................     367,992       451,314        396,911       344,007      309,711
Gross profit...................................................      43,463        50,906         54,219        41,834       43,054
Selling, general and administrative expenses...................      13,526        15,877         14,705        13,799       13,362
Amortization of goodwill.......................................       1,298         1,119            549           145          146
Business closing charge........................................           -        12,065              -             -            -
Operating income...............................................      28,639        21,845         38,965        27,890       29,546
Interest expense...............................................      11,579        13,103          8,276         6,465        9,653
Write-off of merger costs......................................       1,600             -              -             -            -
Income before income taxes and extraordinary items.............      15,460         8,742         30,689        21,425       19,893
Income tax expense.............................................       5,982         3,390         11,803         8,014        6,784
Income before extraordinary items
   and accounting change.......................................       9,478         5,352         18,886        13,411       13,109
Extraordinary items............................................           -        (1,342)             -             -       (1,729)
Cumulative effect of change in accounting method...............           -             -         (1,603)            -            -
Net income.....................................................       9,478         4,010         17,283        13,411       11,380
Accrued dividends and accretion of Senior Preferred Stock(5)...           -             -              -             -         (666)
Early redemption premium on Senior Preferred Stock(5)..........           -             -              -             -       (1,485)
Net income applicable to common stock..........................   $   9,478     $   4,010      $  17,283     $  13,411    $   9,229
Weighted average number of shares outstanding..................      11,960        12,041         12,106        11,972        9,575
Net income per common share - fully diluted:
Income before early redemption premium
   and extraordinary items.....................................   $     .79     $     .44      $    1.56     $    1.12    $    1.30
Early redemption premium.......................................           -             -              -             -       (0.16)
Income before extraordinary items..............................   $     .79     $     .44      $    1.56     $    1.12    $    1.14
Extraordinary items............................................           -         (0.11)             -             -        (0.18)
Cumulative effect of change in accounting method...............           -             -          (0.13)            -           -
Net income - fully diluted.....................................   $     .79     $     .33      $    1.43     $    1.12    $    0.96
Cash dividends per common share................................   $       -     $       -      $       -     $       -    $      -
BALANCE SHEET DATA:
  Total assets.................................................   $ 304,876     $ 305,039       $299,015      $202,350     $172,932
  Long-term debt...............................................     149,265       162,084        149,899        95,223       80,286
  Stockholders' equity.........................................      89,645        81,879         77,719        59,067       45,203



     (1) The Company uses a 52-53 week fiscal year. Fiscal 1992 was a 53-week year and all other fiscal years presented were 52-week years.

(2) Includes the write-off of merger costs associated with the termination of the previously announced merger of the Company and the Graniteville Company.

(3) Includes the business closing charge related to closing the Company's printed apparel fabrics businesses. See Note C to the Company's consolidated financial statements.

(4) Includes the acquisition of Home Fashion Fabrics which occurred on April 29, 1994.

(5) Represents the carrying value of the Senior Preferred Stock, plus accrued dividends. During 1992, the Company redeemed the Senior Preferred Stock and recorded a $1.5 million charge to retained earnings for the excess of the redemption price over the carrying value.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS

On June 7, 1996, the Company , through its newly formed subsidiary, G&L Service Company, acquired the capital stock of Dimmit and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the Acquisition. Dimmit is composed of six manufacturing facilities located in Piedras Negras, Mexico and sews and finishes pants and shorts for the casual wear market. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million.

On January 25, 1996, the Company and Triarc Companies, Inc. ("Triarc") mutually agreed not to go forward with their previously announced merger of the Company and the Graniteville Company, a subsidiary of Triarc, due to economic conditions existing at that time in the retail, textile and apparel sectors. The Company incurred fees and expenses related to the merger of $1.6 million and took a charge during the December quarter 1995 for the write-off of those costs.

On January 16, 1996, the Company's Board of Directors authorized the Company's Management to buy back up to 1.2 million shares or 10.2% of the Company's outstanding common stock over the next twelve months. Shares purchased will be at prevailing prices in open-market transactions. In conjunction with this plan, as of September 28, 1996, the Company had acquired 197,003 shares of the Company's outstanding common stock at an average price of $10.07 per common share.

On September 19, 1995, the Company closed its printed apparel fabrics businesses due to declining business conditions that the printed apparel fabrics businesses had experienced since 1992. As a result of the closing, the Company ceased operations at its Specialty Plant on that date and laid off approximately 450 employees located primarily in Society Hill, South Carolina and New York City. During the September quarter 1995, the Company incurred a $12.1 million business closing charge ($7.4 million or $.62 per share after tax), consisting primarily of $3.2 million of severance and other employee related costs associated with employee layoffs, substantially all of which has been paid, $5.4 million of losses on the disposal of machinery and equipment and $2.9 million of losses on the disposal of raw material and supply inventory. As of September 28, 1996, the Company had incurred substantially all of the losses associated with the disposal of its machinery and equipment and raw material and supply inventory.

Printed apparel fabrics, made up of Galey & Lord Prints and Galey & Lord Group II, represented $33.8 million or 6.7% of the Company's net sales in fiscal 1995 and $30.1 million or 6.7% in fiscal 1994 and had operating losses of $13.4 million and $9.4 million in fiscal 1995 and 1994, respectively.

RESULTS OF OPERATIONS


Net sales and earnings for fiscal 1996 were adversely impacted by customers adjusting their inventory levels during the December quarter 1995 and March quarter 1996 due to a slow retail environment. The Company's core apparel fabrics businesses began to improve during the March quarter 1996 and continued to improve through the remainder of the fiscal year. The Company's order backlog at September 28, 1996 was $99 million as compared to $77 million at September 30, 1995. The order backlog for the apparel fabrics business increased 48%, returning to a more normal level. Home fabrics order backlog decreased 25% as the market for home decorative prints remained weak.

The Company's operations are classified into two business segments: apparel fabrics, comprised of woven fabrics, printed fabrics, synthetic fabrics and G&L Service Company, and home fabrics, comprised of Home Fashion Fabrics. Results for 1996, 1995 and 1994 for each segment are shown below:


                                                              Fiscal Year Ended
                                         September 28,            September 30,         October 1,
                                             1996                    1995                  1994

                                                    (in millions except percentages)


Net Sales Per Segment
  Apparel Fabrics                          $ 364.2                 $ 443.5*             $ 424.2*
  Home Fabrics                                47.3                    58.7                 26.9**
                                           -------                 -------              -------
  Total                                    $ 411.5                 $ 502.2               $451.1
                                           =======                 =======              =======
Operating Income (Loss) Per Segment
  Apparel Fabrics                          $  29.9                 $  29.2*              $  35.7*
    % of Net Sales                             8.2%                    6.6%*                 8.4%*
  Home Fabrics                             $  (1.3)                $   4.7               $   3.3**
    % of Net Sales                            (2.7%)                   8.0%                 12.1%**
  Business Closing Charge                  $   -                   $ (12.1)              $   -
                                           -------                 -------               -----
  Total                                    $  28.6                 $  21.8               $  39.0
    % of Net Sales                             7.0%                    4.3%                  8.6%



* Net sales and operating income for the apparel fabrics segment for fiscal 1995 and 1994 include the results for the printed apparel fabrics businesses, which were closed on September 19, 1995.

** Net sales and operating income for the home fabrics segment represent results for the twenty-two week period from April 30, 1994 (the effective date of the acquisition of the home fabrics business) through October 1, 1994.

FISCAL 1996 COMPARED TO FISCAL 1995


NET SALES

Net sales for fiscal 1996 were $411.5 million compared to $502.2 million for fiscal 1995. The decrease in net sales was due to the elimination of $33.8 million of net sales from the printed apparel fabrics businesses which were closed in September 1995, a $45.5 million decline in other apparel fabric sales and an $11.4 million decline in Home Fashion Fabrics sales. The decline in other apparel fabric sales occurred primarily in the December quarter 1995 and March quarter 1996 as the Company's customers adjusted their inventory levels due to a slow retail environment. The remainder of fiscal 1996 showed improvement with net sales returning to a more normal level in the June and September quarters.

OPERATING INCOME

Operating income for fiscal 1996 was $28.6 million compared to $21.8 million in fiscal 1995. Fiscal 1995 operating income was impacted by a $12.1 million pre-tax business closing charge related to the closing of the Company's printed apparel fabrics businesses and a $13.4 million operating loss related to the printed apparel fabrics business. Excluding these items, operating income for the Company's ongoing businesses for fiscal 1995 was $47.3 million. The decrease in operating income, excluding prints, was primarily a result of lower gross margins resulting from the lower sales volume and the impact of lower volume on manufacturing costs during the first two quarters of fiscal 1996.

INTEREST EXPENSE

Interest expense was $11.6 million in fiscal 1996 compared to $13.1 million in fiscal 1995. The decrease was due to lower average debt levels during the year, a reduction in interest rates resulting from a lower spread over LIBOR achieved in the refinancing of the Company's bank debt completed in April 1995 and decreases in LIBOR and prime market interest rates on which the Company's bank loans are based. The average interest rate paid by the Company on its bank debt in fiscal 1996 was 6.7% as compared to 7.3% in fiscal 1995.

NET INCOME AND NET INCOME PER SHARE

Net income for fiscal 1996 was $9.5 million or $.79 per common share which included the pre-tax charge of $1.6 million ($1.0 million after-tax) or $.08 per common share for the write-off of fees and expenses related to the proposed Graniteville merger. Net income for fiscal 1995 was $4.0 million or $.33 per common share which included the $12.1 million pre-tax business closing charge, $13.4 million of operating losses related to the printed apparel fabrics businesses and a $1.3 million extraordinary charge for the write-off of loan fees and prepayment penalties associated with the Company's debt refinancing in April 1995. Excluding the one-time charges and above losses for both years, net income would have been $10.5 million or $.87 per common share in fiscal 1996 and $21.0 million or $1.74 per common share in fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994


NET SALES

Net sales for fiscal 1995 were $502.2 million, an increase of $51.1 million or 11.3% over fiscal 1994. The increase in net sales was due to a $9.1 million or 2.4% increase in woven fabric sales, a $3.6 million or 12.1% increase in printed fabric sales, a $6.6 million or 53.2% increase in synthetic fabric sales and a full year of sales from Home Fashion Fabrics as compared to twenty-two weeks of sales in fiscal 1994. Selling prices for woven fabrics increased during fiscal 1995 as the Company was able to pass on to its customers a portion of higher raw material costs. These increased selling prices were partially offset by lower unit volume resulting from customers adjusting to the slower than expected retail environment. Sales volume for printed fabrics increased due to the addition of Galey & Lord Group II at the end of fiscal 1994; however, the increase was partially offset by depressed selling prices resulting from a weak printed apparel market. Synthetic fabric sales continued its significant growth pattern.

OPERATING INCOME

Operating income in fiscal 1995 was $21.8 million, a decrease of $17.1 million from fiscal 1994. Fiscal 1995 operating income was impacted by a $12.1 million pre-tax business closing charge related to the closing of the Company's printed apparel fabrics businesses and a $13.4 million operating loss related to the printed apparel fabrics businesses. Excluding these items, operating income for the Company's ongoing businesses for fiscal 1995 was $47.3 million versus $48.4 million for fiscal 1994 (excluding $9.4 million of operating losses in fiscal 1994 related to the printed apparel fabrics division). The decrease in operating income for the ongoing businesses was due to a $2.5 million reduction in the ongoing apparel fabrics segment, which was partially offset by a $1.4 million improvement in the home fabrics segment. The reduction in the apparel fabrics segment resulted from woven apparel experiencing lower unit volume and raw material price increases which were not fully covered by selling price increases, partially offset by increased volume and improved margins in the synthetics business. The improvement in the home fabrics segment was due to twelve months of operations in fiscal 1995 versus twenty-two weeks in fiscal 1994.

INTEREST EXPENSE

Interest expense increased $4.8 million from $8.3 million in fiscal 1994 to $13.1 million in fiscal 1995 primarily due to increased borrowings related to the acquisition of Home Fashion Fabrics in April 1994 and due to increases in LIBOR and prime market interest rates on which the Company's bank loans are based, partially offset by the lower spread over LIBOR achieved in the refinancing of the Company's bank debt completed in April 1995. The average interest rate paid by the Company on its bank debt in fiscal 1995 was 7.3% as compared to 5.6% in fiscal 1994.

NET INCOME AND NET INCOME PER SHARE

Net income for fiscal 1995, which includes a $12.1 million pre-tax business closing charge, $13.4 million of operating losses related to the printed apparel fabrics businesses and a $1.3 million extraordinary charge for the write-off of loan fees and prepayment penalties associated with the Company's debt refinancing in April 1995, was $4.0 million or $.33 per share compared to net income of $17.3 million or $1.43 per share in fiscal 1994. The fiscal 1994 net income included $9.4 million of operating losses related to the printed apparel fabrics division and a $1.6 million charge for the Company's adoption of the

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Excluding the above losses and one-time charges for both years, net income for the ongoing business would have been $21.0 million or $1.74 per share in fiscal 1995 as compared to $24.7 million or $2.04 per share in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank of North America, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. At September 28, 1996, the outstanding term loan balance and revolving credit facility balance were $45 million and $108.2 million, respectively. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or
(ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios. The Company's obligations under the credit facility are secured by all of the Company's inventory, equipment, accounts receivable and general intangibles, and a pledge by the Company of all the outstanding capital stock of its wholly-owned domestic subsidiaries, Galey & Lord Industries, Inc. and G&L Service Company, and a pledge of 65% of the outstanding capital stock of its foreign subsidiary, Dimmit.

During January 1996, the Company entered into interest rate swaps on $50 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swaps assure that the Company, under its current credit agreement, will pay a maximum rate of 6.77% (LIBOR fixed at 5.27% plus the maximum spread allowed under the credit agreement of 1.5%) on $25 million of bank debt for a two-year period and 7.03% (LIBOR fixed at 5.53% plus the maximum spread allowed under the credit agreement of 1.5%) on the other $25 million of debt for a five-year period. The amount paid or received under the swap agreements is based on the changes in actual interest rates and is recorded as an adjustment to interest expense. The fair value of these interest rate swaps, as determined by a member of the Company's bank group, at September 28, 1996, was $1.6 million and was not recognized in the financial statements. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by any of the other parties.

In fiscal 1996, the Company spent $13.5 million for capital expenditures, a significant portion of which was used to modernize the Company's dyeing and finishing plant. The Company expects to spend approximately $24 million for capital expenditures in fiscal 1997. These expenditures will be primarily for modernization of the Company's spinning and weaving facilities and for the installation of a cutting operation for the Company's garment operations. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving credit facility.

Working capital decreased approximately $27.3 million to $107.7 million at September 28, 1996 as compared to $135.0 million at September 30, 1995. The decrease in working capital was attributable to a $12.9 million decrease in accounts receivable, a $9.3 million decrease in inventories, the elimination of a $1.5 million income tax receivable and the generation of a $1.1 million income tax payable and a $2.5 million increase in accounts payable. Approximately $5.8 million of the accounts receivable decrease was due to the closure of the printed apparel fabrics businesses in September 1995. The remainder of the accounts receivable decrease was due to normal fluctuations in the timing of sales and accounts receivable collections. The decrease in inventories was due to the sell-off of $2.4 million of printed apparel fabrics inventory and the Company's continued efforts to reduce its inventory levels. The $2.6 million change in the Company's income tax position was due to higher income levels in fiscal 1996 compared to fiscal 1995. The $2.5 million increase in accounts payable resulted from normal fluctuations in the timing of purchases and payments, slightly decreased by the elimination of printed apparel accounts payable.

At September 28, 1996, the Company's additional borrowing availability under its revolving credit facility was $52.7 million. The average interest rate on balances outstanding under the Company's term loan and revolving credit facility was 7.15% at September 28, 1996 as compared to an average rate of 6.71% at September 30, 1995.

The Company anticipates that cash requirements, including working capital and capital expenditures, will be met through funds generated from operations and through borrowings under the Company's revolving credit facility. In addition, from time to time, the Company uses borrowings under secured bank loans, through capital leases or through operating leases for various equipment purchases.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective October 1, 1995, the Company adopted the accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which require that the Company recognize expense for the fair value of stock-based compensation awarded during the year. In 1996, the Company recorded an expense of $258,000 as a result of its adoption of SFAS 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Galey & Lord, Inc.

       We have audited the accompanying consolidated balance sheets of Galey & Lord, Inc. as of September 28, 1996 and September 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 28, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galey & Lord, Inc. at September 28, 1996 and September 30, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

       As discussed in Note A to the consolidated financial statements, effective October 1, 1995, the Company changed its method of accounting for stock-based compensation. As discussed in Note F to the consolidated financial statements, effective October 3, 1993, the Company also changed its method of accounting for income taxes.


                                                            Ernst & Young LLP


Greensboro, North Carolina
October 29, 1996
                                       22

                               GALEY & LORD, INC.


                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                                   SEPTEMBER 28,    SEPTEMBER 30,
                                                                                                        1996           1995
                                                                                                   --------------    ----------

Current assets:
    Cash and cash equivalents....................................................................      $  3,799      $  4,437
    Trade accounts receivable, less deductions for doubtful receivables, discounts, returns and
      allowances of $1,434 in 1996 and $1,492 in 1995 (Note E)...................................        74,180        87,083
    Sundry notes and accounts receivable.........................................................           164           158
    Inventories (Notes D and E)..................................................................        76,934        86,232
    Income taxes receivable (Note F).............................................................             -         1,489
    Deferred income taxes (Note F)...............................................................           404         1,835
    Prepaid expenses and other current assets....................................................         1,853           575
                                                                                                       --------      --------

         Total current assets....................................................................       157,334       181,809

Property, plant and equipment, at cost (Note E):
    Land.........................................................................................         1,529         1,529
    Buildings....................................................................................        34,954        34,008
    Machinery, fixtures and equipment............................................................       118,923        99,296
    Equipment under capital leases...............................................................         6,793         7,781
                                                                                                       --------      --------
                                                                                                        162,199       142,614
    Less accumulated depreciation and amortization...............................................       (55,178)      (49,784)
                                                                                                       --------      --------

                                                                                                        107,021        92,830

Deferred charges less accumulated amortization of $302 in 1996 and $81 in 1995...................         1,055           811
Intangibles less accumulated amortization of $3,730 in 1996 and $2,432 in 1995...................        39,466        29,589
                                                                                                       --------      --------
                                                                                                       $304,876      $305,039
                                                                                                       ========      ========

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note E)...................................................      $ 13,506      $ 13,675
    Trade accounts payable.......................................................................        20,957        18,415
    Accrued salaries and employee benefits.......................................................        10,766         8,678
    Accrued liabilities..........................................................................         3,311         6,030
    Income taxes payable (Note F)................................................................         1,115             -
                                                                                                       --------      --------

         Total current liabilities...............................................................        49,655        46,798

Commitments and contingencies (Note I)
Long-term debt (Note E)..........................................................................       149,265       162,084
Other long-term liabilities......................................................................           143           212
Deferred income taxes (Note F)...................................................................        16,168        14,066

Stockholders' equity:
    Common Stock-$.01 par value, authorized 25,000,000 shares; issued 11,951,844 shares in 1996 and 11,941,744 shares in 1995,
       outstanding 11,574,841 shares in 1996 and 11,761,744 shares in 1995 (Note J).............           120           119
    Contributed capital in excess of par value...................................................        34,687        34,416
    Retained earnings............................................................................        56,889        47,411
    Less 377,003 Common Stock shares in 1996 and 180,000 Common Stock shares
       in 1995 in treasury, at cost..............................................................        (2,051)          (67)
                                                                                                       --------      --------
         Total stockholders' equity..............................................................        89,645        81,879
                                                                                                       --------      --------
                                                                                                       $304,876      $305,039
                                                                                                       ========      ========

           See accompanying notes to consolidated financial statements

                               GALEY & LORD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                   FOR THE YEARS ENDED
                                                                                        SEPTEMBER 28,   SEPTEMBER 30,  OCTOBER 1,
                                                                                             1996           1995          1994
                                                                                        -------------   -------------  -------
Net sales...............................................................................    $411,455       $502,220      $451,130
Cost of sales...........................................................................     367,992        451,314       396,911
                                                                                           ---------      ---------    ----------

Gross profit............................................................................      43,463         50,906        54,219

Selling, general and administrative expenses............................................      13,526         15,877        14,705

Amortization of goodwill................................................................       1,298          1,119           549

Business closing charge.................................................................           -         12,065             -
                                                                                           ---------      ---------     ---------

Operating income........................................................................      28,639         21,845        38,965

Interest expense........................................................................      11,579         13,103         8,276

Write-off of merger costs...............................................................       1,600              -             -
                                                                                           ---------      ---------     ---------

Income before income taxes, extraordinary item and accounting change....................      15,460          8,742        30,689

Income tax expense:
  Current...............................................................................       2,449         3,357          6,706
  Deferred..............................................................................       3,533            33          5,097
                                                                                           ---------     ---------     ----------
                                                                                               5,982          3,390        11,803
                                                                                           ---------      ---------    ----------

Income before extraordinary item and accounting change..................................       9,478          5,352        18,886

Extraordinary loss on extinguishment of debt (net of income tax benefit of $770)........           -         (1,342)            -
Cumulative effect of change in the method of accounting for income taxes................           -              -        (1,603)
                                                                                           ---------      ---------    ----------

Net income..............................................................................   $   9,478      $   4,010    $   17,283
                                                                                           =========      =========    ==========

Net income per common share:

Primary:

  Average common shares outstanding.....................................................      11,921         12,035        12,057

  Income per share before extraordinary item and accounting change......................   $     .80      $     .44    $     1.56
  Extraordinary item....................................................................           -           (.11)            -
  Cumulative effect of change in the method of accounting for income taxes..............           -              -          (.13)
                                                                                           ---------      ---------    ----------
  Net income per common share - primary.................................................   $     .80      $     .33    $     1.43
                                                                                           =========      =========    ==========

Fully diluted:

  Average common shares outstanding.....................................................      11,960         12,041        12,106

  Income per share before extraordinary item and accounting change......................   $     .79      $     .44     $    1.56
  Extraordinary item....................................................................           -           (.11)            -
  Cumulative effect of change in the method of accounting for income taxes..............           -              -          (.13)
                                                                                           ---------      ---------    ----------
  Net income per common share - fully diluted...........................................   $     .79      $     .33    $     1.43
                                                                                           =========      =========    ==========





          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                    FOR THE YEARS ENDED
                                                                                        SEPTEMBER 28,   SEPTEMBER 30,  OCTOBER 1,
                                                                                             1996           1995          1994


                                                                                        -------------   -------------  -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................................................................   $   9,478      $   4,010      $ 17,283
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation of property, plant and equipment......................................      10,340          9,905         7,938
     Amortization of intangible assets..................................................       1,298          1,119           549
     Amortization of deferred charges...................................................         221            441           525
     Deferred income taxes..............................................................       3,533             33         5,097
     Non-cash compensation..............................................................         258              -             -
     (Gain)/loss on disposals of property, plant and equipment..........................          22            234            (8)
     Extraordinary loss from debt refinancing..........................................-           -          1,342             -
     Cumulative effect of change in accounting principle................................           -              -         1,603
     Business closing charge............................................................           -         12,065             -
     Changes in assets and liabilities (net of acquisition):
       Accounts receivable - net........................................................      12,903           (311)       (3,935)
       Sundry notes and accounts receivable.............................................           5             12           (24)
       Inventories......................................................................       9,298        (10,480)       (2,584)
       Prepaid expenses and other current assets........................................      (1,190)           750          (793)
       Trade accounts payable...........................................................       2,392         (2,568)       (6,219)
       Accrued liabilities..............................................................      (1,532)        (5,073)        3,366
       Income taxes payable.............................................................       2,590         (1,788)          657
                                                                                           ---------      ---------     ---------
          Total adjustments.............................................................      40,138          5,681         6,172
                                                                                           ---------      ---------     ---------
     Net cash provided by (used in) operating activities................................      49,616          9,691        23,455
                                                                                           ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business - net of cash acquired.......................................     (22,823)             -       (64,082)
   Property, plant and equipment expenditures...........................................     (13,524)       (14,795)      (22,361)
   Proceeds from sale of property, plant and equipment..................................       1,608            171           107
   Other................................................................................         (23)           (26)            -
                                                                                           ---------      ---------     ---------
     Net cash provided by (used in) investing activities................................     (34,762)       (14,650)      (86,336)
                                                                                           ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase/(decrease) in revolving line of credit......................................      (1,400)        23,958        23,716
   Principal payments on long-term debt.................................................     (11,588)      (185,579)      (12,139)
   Issuance of long-term debt...........................................................           -        166,000        55,482
   Net proceeds from issuance of Common Stock...........................................           9             91           370
   Tax benefit from exercise of stock options...........................................           5             59           999
   Purchase of treasury stock...........................................................      (1,984)             -             -
   Payment of bank fees and loan costs..................................................        (465)        (1,121)       (2,133)
   Other................................................................................         (69)           (65)         (103)
                                                                                           ---------      ---------     ---------
     Net cash provided by (used in) financing activities................................     (15,492)         3,343        66,192
                                                                                           ---------      ---------     ---------
   Net increase (decrease) in cash and cash equivalents.................................        (638)        (1,616)        3,311
   Cash and cash equivalents at beginning of period.....................................       4,437          6,053         2,742
                                                                                           ---------      ---------     ---------
   Cash and cash equivalents at end of period...........................................   $   3,799      $   4,437     $   6,053
                                                                                           =========      =========     =========




           See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)




                                                    Common        Contributed        Retained         Treasury
                                                     Stock         Capital           Earnings           Stock         Total


Balance at October 2, 1993..........................  $116          $32,900           $26,118         $   (67)       $59,067

Issuance of 277,260 shares of Common Stock
   upon exercise of options.........................     3              367                 -               -            370
Tax benefit from exercise of stock options..........     -              999                 -               -            999
Net income for fiscal 1994..........................     -                -            17,283               -         17,283
                                                      ----          -------           -------         -------       --------

Balance at October 1, 1994..........................  $119          $34,266           $43,401         $   (67)       $77,719
                                                      ----          -------           -------         --------      --------

Issuance of 32,200 shares of Common Stock
   upon exercise of options.........................     -               91                 -               -             91
Tax benefit from exercise of  stock options.........     -               59                 -               -             59
Net income for fiscal 1995..........................     -                -             4,010               -          4,010
                                                      ----          -------           -------         -------       --------

Balance at September 30, 1995.......................  $119          $34,416           $47,411         $   (67)       $81,879
                                                      ----          -------           -------         -------       --------

Issuance of 10,100 shares of Common Stock
   upon exercise of options.........................     1                8                 -               -              9
Tax benefit from exercise of stock options..........     -                5                 -               -              5
Compensation earned related to issuance of
   stock options....................................     -              258                 -               -            258
Purchase of 197,003 shares of Treasury Stock........     -                -                 -          (1,984)        (1,984)
Net income for fiscal 1996..........................     -                -             9,478               -          9,478
                                                      ----          -------           -------         -------       --------

Balance at September 28, 1996.......................  $120          $34,687           $56,889         $(2,051)      $ 89,645
                                                      ====          =======           =======         =======       ========




          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND OCTOBER 1, 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries, Galey & Lord Industries, Inc., G&L Service Company, North America, Inc. and Dimmit Industries, S.A. de C.V. Intercompany items have been eliminated in consolidation. Certain prior year items have been reclassified to conform to the 1996 presentation.

     CASH  EQUIVALENTS:   The  Company   considers   investments  in  marketable
securities with an original maturity of three months or less to be cash equivalents.

     INVENTORIES: Inventories are stated at the lower of cost or market. Cost of substantially all inventories is determined using the last-in, first-out (LIFO) method.

      PROPERTY, PLANT AND EQUIPMENT: Depreciation is provided over the estimated useful lives of the respective assets using straight-line methods. Estimated useful lives are 40 years for buildings and 5 to 15 years for machinery, fixtures and equipment.

     REVENUE RECOGNITION: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer.

      USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

      NET INCOME PER COMMON SHARE: Net income per common share data is computed based on the average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

      ACCOUNTING FOR STOCK-BASED COMPENSATION: Effective October 1, 1995, the Company adopted the accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which require that the Company recognize expense for the fair value of stock-based compensation awarded during the year. In 1996, the Company recorded an expense of $258,000 as a result of its adoption of SFAS 123. In 1995 and 1994, the Company accounted for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is determined on the measurement date and compensation expense, if any, is measured based on the award's intrinsic value, the excess of the market price of the stock over the exercise price on the measurement date. In 1995 and 1994, the Company did not recognize any compensation expense under APB 25.

      INCOME TAXES: Effective October 3, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes." The liability method of accounting for deferred income taxes requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The cumulative effect of adopting SFAS 109 as of October 3, 1993 was to decrease net income for fiscal year 1994 by $1.6 million.

      INTANGIBLES AND DEFERRED CHARGES: The excess of the purchase cost over the fair value of assets acquired is being amortized over 20 to 30 years. The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life to determine whether goodwill is recoverable. The Company believes that no material impairment of goodwill exists at September 28, 1996. Deferred debt charges are being amortized over the lives of related debt.

     FISCAL YEAR: The Company uses a 52-53 week fiscal year. The years ending September 28, 1996, September 30, 1995 and October 1, 1994 were 52-week years.

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE B - BUSINESS ACQUISITIONS


On June 7, 1996, the Company, through its newly formed subsidiary, G&L Service Company, North America, Inc. ("G&L Service Company") acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition (the "Acquisition"). Dimmit is composed of six manufacturing facilities located in Piedras Negras, Mexico and sews and finishes pants and shorts for the men's casual wear market. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with an estimated fair value of approximately $12.7 million and assumed liabilities of approximately $1.1 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $11.2 million for the excess of the purchase price over the fair value of the assets acquired. The goodwill amount is being amortized over a 20-year period. The results of operations of G&L Service Company and Dimmit have been included in the consolidated financial statements from the date of Acquisition.

      On January 25, 1996, the Company and Triarc Companies, Inc. ("Triarc") mutually agreed not to go forward with their previously announced merger of the Company and the Graniteville Company, a subsidiary of Triarc, due to economic conditions existing at that time in the retail, textile and apparel sectors. The Company incurred fees and expenses related to the proposed merger of $1.6 million and took a charge during the December quarter 1995 for the write-off of those costs.

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

      In connection with this closing, the Company incurred in the September quarter 1995 a $12.1 million business closing charge ($7.4 million or $.62 per share after tax), consisting primarily of $3.2 million of severance and other employee related costs associated with employee layoffs, substantially all of which had been paid as of September 28, 1996, $5.4 million of losses on the disposal of machinery and equipment and $2.9 million of losses on the disposal of raw material and supply inventory. As of September 28, 1996, the Company had incurred substantially all of the losses associated with the disposal of its machinery and equipment and raw material and supply inventory. The printed apparel fabrics businesses represented $33.8 million or 6.7% of the Company's net sales in fiscal 1995 and $30.1 million or 6.7% in fiscal 1994 and had operating losses of $13.4 million and $9.4 million in 1995 and 1994, respectively.

NOTE D - INVENTORIES

      Inventories at September 28, 1996 and September 30, 1995 are summarized as follows (in thousands):

                                                           1996        1995
                                                           ----        ----
   Raw materials........................................  $ 2,361    $ 1,931
   Stock in process.....................................   13,396     14,345
   Produced goods.......................................   64,571     75,283
   Dyes, chemicals and supplies.........................    4,805      4,661
                                                          -------    -------
   Total inventory at first-in, first-out (FIFO) cost...   85,133     96,220
   Less LIFO and other reserves.........................   (8,199)    (9,988)
                                                          -------    -------
                                                         $76,934      $86,232
                                                         =======      =======

Inventories valued using the LIFO method comprised approximately 97% of inventories at September 28, 1996 and September 30, 1995.

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE E - LONG-TERM DEBT






                                                                                                       1996               1995
                                                                                                       ----               ----


        Long-term debt consists of the following (in thousands):

        Revolving Credit Note, interest at LIBOR + .5%, LIBOR + .75%, LIBOR +
          1%, LIBOR +1.25% or LIBOR +1.5%, in accordance with a pricing grid, or prime, due on April 30, 2000, collateralized by trade accounts
          receivable, inventory, machinery and equipment and intangibles.......................    $ 108,200           $109,600

        Term Loan, interest at LIBOR + .5%, LIBOR + .75%, LIBOR + 1%, LIBOR
          +1.25% or LIBOR +1.5%, in accordance with a pricing grid, or prime, due March 31, 2000, collateralized by trade accounts receivable, inventory, machinery and equipment and
          intangibles..........................................................................       45,000             54,000

        Warehouse loan, interest at 9%, due in equal monthly installments of principal and
          interest of $11, which was paid off on November 29, 1995.............................            -                580

        SC JEDA tax exempt bonds, variable interest rate, reset weekly to market demand for AA+ tax exempt bonds, quarterly interest payments through
          May 1, 2014, principal due in 19 yearly installments of $300 through
          May 1, 2013, plus a final
          payment of $1,500 on May 1, 2014, collateralized by wastewater treatment facility....        6,600              6,900

        Obligations under capital leases (Note I)..............................................        2,971              4,679
                                                                                                   ---------          ---------
                                                                                                     162,771            175,759
          Less current portion.................................................................       13,506             13,675
                                                                                                   ---------          ---------

                 Total long-term debt..........................................................    $ 149,265           $162,084
                                                                                                   =========          =========

      At September 28, 1996, the annual maturities of the principal amounts of long-term debt excluding obligations under capital leases are (in thousands):

        1997............................................    $  12,300
        1998............................................       12,300
        1999.............................................      12,300
        2000............................................      117,500
        2001............................................          300
        Thereafter......................................        5,100

      On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank of North America, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios.

      The Company's obligations under the credit facility are secured by all of the Company's inventory, equipment, accounts receivable and general intangibles, and a pledge by the Company of all the outstanding capital stock of its wholly-owned domestic subsidiaries, Galey & Lord Industries, Inc. and G&L Service Company and a pledge of 65% of the outstanding capital stock of its foreign subsidiary, Dimmit.

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE E - LONG-TERM DEBT (Continued)


      At September 28, 1996, the Company's term loan and revolving credit borrowings were based on one and three-month market LIBOR rates averaging 5.62% and on a prime rate of 8.25%. The Company's weighted average borrowing rate on these loans at September 28, 1996 was 7.15%, which includes a spread of 1.5% on the LIBOR borrowings. Effective November 19, 1996, the spread on the Company's LIBOR borrowings was reduced to 1.25%.

      During January 1996, the Company entered into interest rate swaps on $50 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swaps assure that the Company under its current credit agreement will pay a maximum rate of 6.77% (LIBOR fixed at 5.27% plus the maximum spread allowed under the credit agreement of 1.5%) on $25 million of bank debt for a two-year period and 7.03% (LIBOR fixed at 5.53% plus the maximum spread allowed under the credit agreement of 1.5%) on the other $25 million of debt for a five-year period. The amount paid or received under the swap agreements is based on the changes in actual interest rates and is recorded as an adjustment to interest expense. The fair value of these interest rate swap agreements, as determined by a member of the Company's bank group, at September 28, 1996 was $1.6 million and was not recognized in the financial statements. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by any of the other parties.

      On April 28, 1995, the Company refinanced its term loan and revolving credit facility resulting in a one-time extraordinary charge of $1.3 million or $.11 per share (net of taxes of $.8 million) in the June quarter 1995 to write off fees associated with the previous loan agreements and pre-payment penalties.

      Under the Company's financing agreements, the Company has covenants relating to working capital, leverage, fixed charges, net worth and capital expenditures. Certain restrictive covenants contained in the financing agreements currently limit its ability to make dividend payments.

      On May 17, 1994, the Company borrowed $7,200,000 in tax-exempt adjustable mode economic development revenue bonds from the South Carolina Jobs-Economic Development Authority. Bond proceeds were used to finance the construction and equipping of a wastewater treatment facility for the Company's manufacturing facilities in Society Hill, South Carolina. The bonds are secured by an irrevocable standby letter of credit of $7,830,000 from Wachovia Bank of North Carolina. The bonds require yearly principal payments of $300,000 for nineteen years with a final payment of $1,500,000 due May 1, 2014. The coupon rate on the bonds is reset weekly and interest is paid quarterly. As of September 28, 1996, the interest rate on the bonds was 5.59%.

      The Company capitalized interest cost of $67,000 in 1996 and $11,000 in 1995 with respect to qualifying construction projects. Total interest cost incurred before recognition of the capitalized amount in 1996 and 1995 was $11,646,000 and $13,114,000, respectively.

NOTE F - INCOME TAXES

      Effective October 3, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The liability method of accounting for deferred income taxes requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

      As permitted under the rules, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 as of October 3, 1993 was to decrease fiscal year 1994 net income by $1.6 million.

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE F - INCOME TAXES (Continued)


      At September 28, 1996 and September 30, 1995, the Company had $2.5 million and $4.1 million, respectively, of deferred income tax assets and $18.3 million and $16.3 million, respectively, of deferred income tax liabilities which have been netted for presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows (in thousands):



                                                                   September 28, 1996                September 30, 1995
                                                                --------------------------       ----------------------
                                                               Current        Noncurrent        Current        Noncurrent
                                                              Liability        Liability       Liability        Liability
                                                               (Asset)          (Asset)         (Asset)          (Asset)


       Inventory valuation................................      $ 1,937         $     -          $ 1,981         $     -
       Property, plant & equipment........................            -          14,468                -          11,452
       Alternative minimum tax credit carryforward........            -               -           (1,181)              -
       Accruals and allowances............................       (2,502)              -           (2,893)              -
       Goodwill...........................................            -           1,147                -           1,982
       Other..............................................          161             553              258             632
                                                                -------         -------          -------         -------

       Current and noncurrent deferred income tax
         liabilities (assets).............................      $  (404)        $16,168          $(1,835)        $14,066
                                                                =======         =======          =======         =======



      The components of the provision for Federal and state income taxes for 1996, 1995 and 1994 are as follows (in thousands):




                                        1996        1995          1994
                                         ----       ----          ----

       Current
         Federal....................  $  1,939     $  2,921      $  5,491
         State......................       454          436         1,215
                                      --------     --------      --------
                                         2,393        3,357         6,706

       Deferred
         Federal....................     3,194          (30)        5,509
         State......................       339           63          (412)
                                      --------     --------      --------
                                         3,533           33         5,097
                                      --------     --------      --------
       Total Domestic                    5,926        3,390        11,803
       Foreign                              56            -             -
                                      --------     --------      --------
                                      $  5,982     $  3,390      $ 11,803
                                      ========     ========      ========


                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE F - INCOME TAXES (Continued)


      Following is a reconciliation of the United States statutory tax rate to the effective rate expressed as a percentage of pre-tax income:

                                              1996   1995       1994
                                             ----    ----       ----
       United States statutory tax rate.....  35.0%   35.0%      35.0%
       State taxes net of Federal benefit...   3.2     3.7        3.5
       Foreign tax..........................   0.4       -          -
       Other................................   0.1     0.1          -
                                              ----    ----       ----

                                              38.7%   38.8%      38.5%
                                              ====     ====       ====

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid (received) for interest and income taxes is as follows (in thousands):

                                           1996          1995        1994
                                         ---------    -------       -----
       Interest......................        $12,137    $12,680    $6,272
       Income taxes..................        $   (70)   $ 4,815    $5,050

NOTE H - BENEFIT PLANS

      DEFINED BENEFIT PENSION PLANS

      The Company has a defined benefit pension plan covering qualified salaried and wage employees. Effective April 1, 1992, the plan was modified to be non-contributory and the benefit formula was amended to be based on the employee's average compensation and years of service. Prior to April 1, 1992, benefits were based on employee contributions to the plan. The Company's funding policy is to contribute annually the amount recommended by the plan's actuary. Plan assets, which consist of common stocks, bonds and cash equivalents, are maintained in trust accounts.

      Effective for fiscal 1994, the Company established a nonqualified, unfunded supplementary retirement plan under which the Company will pay supplemental pension benefits to key executives in addition to the amount participants will receive under the Company's retirement plan. The annual cost of this plan has been included in the determination of the net periodic pension cost shown below and amounted to $179,500 and $158,000 for 1996 and 1995, respectively.

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE H - BENEFIT PLANS (Continued)


      The following sets forth the funded status of the plans at September 28, 1996 and September 30, 1995 (in thousands):

      ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:



                                                                            Defined Benefit Plan               Supplemental Plan

                                                                             1996           1995             1996        1995

       Accumulated benefit obligation, including vested
           benefits of $16,000, $15,007, $325 and $119, respectively....    $ 16,042       $16,426            $ 325     $ 129
                                                                            ========      ========            =====     =====
       Projected benefit obligation for service rendered to date........    $ 19,686       $19,207            $ 768     $ 577
       Less plan assets at fair value...................................      17,240        15,952                -         -
                                                                            --------      --------            -----     -----
       Projected benefit obligation in excess of plan assets............       2,446         3,255              768       577
       Unrecognized prior service cost..................................       1,308         1,395             (207)     (230)
       Unrecognized net loss............................................      (3,382)       (3,114)            (123)      (88)
                                                                            --------      --------            -----     -----
       Pension liability recognized in the balance sheet................    $    372      $  1,536            $ 438     $ 259
                                                                            ========      ========            =====     =====


      Net pension cost for the plans for the years ended September 28, 1996, September 30, 1995 and October 1, 1994 included the following components (in thousands):

                                                        1996    1995      1994
                                                        ----    ----      ----
 Service cost - benefits earned during the period..  $  3,227  $3,261  $  2,887
 Interest cost on projected benefit obligation.....     1,470   1,341     1,048
 Return on assets..................................    (1,258) (1,467)     (229)
 Amortization of unrecognized prior service cost...       (64)    (86)      (86)
 Amortization of unrecognized net loss.............        83     117       121
 Other.............................................      (276)    100    (1,008)
                                                     --------  ------  --------
 Net periodic pension cost.........................  $  3,182  $3,266  $  2,733
                                                     ========  ======  ========

      The projected benefit obligation for both plans at September 28, 1996 and September 30, 1995 was determined using assumed discount rates of 8% for both years. For all years presented, the assumed long-term rate of increase in compensation was 5.5%, and the assumed long-term rate of return on plan assets was 9%.

      DEFINED CONTRIBUTION PLAN

      The Company has a profit sharing plan covering qualified employees. The plan includes a provision which allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. Employer contributions to the plan are made at the discretion of the Company. The Company contributions for 1996, 1995 and 1994 were approximately $1.6 million, $0 and $1.9 million, respectively.

      In addition, the Company provides life and health benefits to substantially all employees. Employees contribute a fixed amount weekly or monthly as set forth in the plan with the balance paid by the Company. The Company contributions for 1996, 1995 and 1994 were approximately $8.4 million, $6.9 million and $5.8 million, respectively.

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE H - BENEFIT PLANS (Continued)


      DEFERRED COMPENSATION PLAN

      Effective for fiscal 1994, the Company established a nonqualified, unfunded deferred compensation plan which provides certain key executives with a deferred compensation award which will earn interest at the United States Treasury Bill rate. The award, which is based on the year's operating results, was $247,000, $0 and $325,500 for 1996, 1995 and 1994, respectively. The plan participants will be vested in the awards upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination subject to certain limitations, upon permanent and total disability or death, whichever occurs first. In the event of retirement or disability, any unpaid deferred awards will be paid on the normal five-year maturity schedule. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant's estate or pay the award on the normal five-year maturity schedule.

NOTE I - COMMITMENTS AND CONTINGENCIES

      Future minimum commitments for all leases at September 28, 1996 are as follows (in thousands):

                                                     Operating     Capital

       1997.........................................  $  4,717      $1,374
       1998.........................................     4,235       1,172
       1999.........................................     2,925         717
       2000.........................................     2,283           -
       2001.........................................     2,067           -
       Thereafter...................................     2,237           -
                                                      --------      ------
       Total minimum lease payments.................   $18,464      $3,263
                                                       =======
       Less amount representing interest............                   292
                                                                    ------
       Present value of future minimum lease payments                2,971
       Less amounts due in one year.................                 1,206
                                                                    ------
                                                                    $1,765
                                                                    ======

      Approximately 22.9% of minimum lease payments on operating leases pertain to real estate as of September 28, 1996. The remainder covers a variety of machinery and equipment. Rental expense for all operating leases was approximately $4.3 million, $2.9 million and $2.5 million in 1996, 1995 and 1994, respectively.

      The Company is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is Management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE J - STOCKHOLDERS' EQUITY


      The authorized capital stock of the Company consists of (i) 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,574,841 shares are currently outstanding, (ii) 5,000,000 shares of Nonvoting Common Stock, par value $.01 per share, none of which is outstanding, and (iii) 5,000,000 shares of Preferred Stock, par value $.01 per share, none of which is outstanding.

      In April 1989, the Company adopted a Stock Option Plan (the "Plan") authorizing the granting of qualified and non-qualified stock options to officers, directors, consultants and key employees of the Company. Effective August 25, 1994, the Plan was amended to increase the number of shares of Company common stock available for issuance from 1.1 million to 1.6 million. Options may be granted through the plan's expiration in February 1999 at an exercise price of not less than fair market value. Currently, the Company has both fixed stock options and target stock price performance options outstanding under the Plan. As of September 28, 1996, the Company had no availability for the issuance of stock options under the Plan.

FIXED STOCK OPTIONS

      The exercise price of each fixed option granted is equal to the market price of the Company's common stock on the date of grant with a maximum term of 10 years. Options granted to directors vest 12 months from the date of grant while options granted to certain management employees vest 20% each year over a five-year period from the date of grant.

      The fair value of each option granted after September 30, 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996: expected dividend yield of 0%; expected volatility of 34%; weighted average risk-free interest rate of 6.55%; and expected lives of 5 to 7 years.

      A summary of the status of the Company's fixed stock options as of September 28, 1996 and changes during the year are presented below:








                                                            Number of  Weighted
                                                            Shares     Average
                                                                       Exercise
                                                                       Price


Outstanding, beginning of year.........................      715,310    $  8.80
Granted................................................       14,500      10.10
Exercised..............................................      (10,100)       .93
Forfeited or Canceled..................................      (37,500)     15.00
                                                             -------    -------

Outstanding, end of year...............................      682,210    $  8.61
                                                             =======

Options exercisable at year-end........................      559,860
                                                             =======
Weighted average fair value of options granted during
    the year calculated using Black-Scholes model......        $4.76







      The following table summarizes information about fixed stock options outstanding at September 28, 1996:




                                             Options Outstanding                                       Options Exercisable
                            Number              Weighted Avg.                                     Number
      Range of            Outstanding             Remaining             Weighted Avg.           Exercisable          Weighted Avg.
  Exercise Prices         at 9/28/96          Contractual Life         Exercise Price           at 9/28/96           Exercise Price
  ---------------         ----------          ----------------         --------------           ----------           --------------


       $0.43                 43,400                 2.5 Yrs.               $0.43                   43,400                $ 0.43
        0.93                 95,200                 3.6                     0.93                   95,200                  0.93
        1.75                 66,700                 3.8                     1.75                   66,700                  1.75
   9.38 to 14.00            372,660                 6.5                    10.78                  298,760                 10.65
   14.25 to 20.75           104,250                 4.0                    15.66                   55,800                 15.62
   --------------           -------                 ---                    -----                ---------                ------
   $0.43 to 20.75           682,210                 5.4                     8.61                  559,860                $ 7.64

                                       35

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)


TARGET STOCK PRICE PERFORMANCE OPTIONS

      The exercise price of each target stock price performance option granted is equal to the market price of the Company's common stock on the date of grant and vests as the Company's common stock price achieves certain pre-established targets which were set on the date of grant. The options vest in 20% increments as the common stock price reaches each of five target prices, $15.00, $17.50, $20.00, $22.50 and $25.00. All options which have not vested within five years of the date of grant will expire. All options which have vested expire ten years from the date of grant.

      The fair value of each option granted was estimated on the date of grant using a modified Black-Scholes option-pricing model which, in addition to the required inputs, takes into consideration the target stock price (or barrier) which must be attained. The following assumptions were incorporated into the model for options granted in 1996: weighted average risk-free interest rate of 6.57%; expected dividend yield of 0%; expected lives ranging from 2 to 5.5 years; and volatility of 34%.

      A summary of the status of the Company's target stock price performance options as of September 28, 1996 and changes during the year is presented below:










                                                                          Number of       Weighted Average
                                                                            Shares         Exercise Price


Outstanding, beginning of year.......................................            -                 -
Granted..............................................................      475,000             $10.38
Exercised............................................................            -                 -
Forfeited or Canceled................................................            -                 -
                                                                           -------             -----

Outstanding, end of year.............................................      475,000             $10.38
                                                                           =======

Options exercisable at year-end......................................            0
                                                                           =======
Weighted average fair value of options granted during
    the year calculated using modified Black-Scholes model...........        $3.05








      As of September 28, 1996, the 475,000 target stock price performance options outstanding under the Plan have a remaining contractual life of 9.8 years assuming all options vest within 4.8 years.

1995 AND 1994 FIXED STOCK OPTIONS

      The following tables summarizes information about fixed stock options for 1995 and 1994:



                                                   1995                           1994

                                        -----------------------------      ------------------
                                         Number of        Price Per        Number of      Price Per
                                          Shares           Share            Shares         Share

Outstanding, beginning of year.....       617,760    $   .43-20.75          760,520   $   .43-14.00
Granted............................       129,750      14.25-19.25          134,500     11.50-20.75
Exercised..........................       (32,200)       .43-11.50         (277,260)      .43-10.00
Forfeited or Canceled..............             -               -                 -              -
                                         --------                          --------

Outstanding, end of year...........       715,310        .43-20.75          617,760       .43-20.75
                                         ========                          ========

Exercisable, end of year...........       454,760        .43-20.75          372,260       .43-13.75
                                         ========                          ========

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE K - MAJOR CUSTOMER


      Apparel fabrics had sales to Levi Strauss and related companies which comprised 17.4%, 16.6% and 15.8% of the Company's total sales for 1996, 1995 and 1994, respectively.

NOTE L - CONCENTRATION OF CREDIT RISK

The Company manufactures and sells textile products to companies located worldwide which are predominantly in the apparel and home fabrics industries. The Company performs periodic credit evaluations of its customers' financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. At September 28, 1996 and September 30, 1995, all trade accounts receivable are from customers in the apparel and home furnishings industry. Receivables generally are due within 60 days, and credit losses have consistently been within management's expectations and are provided for in the financial statements.

NOTE M - SEGMENT INFORMATION

      The Company's operations are classified into two business segments, apparel fabrics and home fabrics. The apparel fabrics segment sells to clothing manufacturers worldwide and consists of four areas: woven fabrics, printed fabrics, synthetic fabrics and G&L Service Company. The home fabrics segment produces fabrics for the domestic home furnishing trade through the Home Fashion Fabrics Division.

      Information about the Company's operations in its different industry segments for the past three years is as follows (in thousands) (see Note A).







                                       1996          1995          1994
                                       ----          ----          ----

Net Sales
   Apparel fabrics                 $  364,157       443,544      $424,254
   Home fabrics                        47,298        58,676        26,876
                                       ------        ------      --------
   Consolidated                    $  411,455      $502,220      $451,130
                                   ==========      ========      ========

Operating Income
   Apparel fabrics                 $   29,924        29,201     $  35,704
   Home fabrics                        (1,285)        4,709         3,261
   Business closing charge                  -       (12,065)            -
                                       ------       -------      --------
   Consolidated                        28,639        21,845        38,965
Interest expense                       11,579        13,103         8,276
Write-off of merger costs               1,600             -             -
                                       ------       -------      --------
Income before income taxes         $   15,460      $  8,742     $  30,689
                                   ==========      ========     =========
Identifiable Assets
   Apparel fabrics                 $  225,247      $219,208      $217,952
   Home fabrics                        75,148        77,863        73,490
   Corporate (including cash and
     income tax assets)                 4,481         7,968         7,573
                                   ----------      --------      --------
   Consolidated                    $  304,876      $305,039      $299,015
                                   ==========      ========      ========

Depreciation and Amortization
   Apparel fabrics                 $    8,666      $  8,633      $  7,900
   Home fabrics                         3,193         2,832         1,112
                                   ----------      --------      --------
   Consolidated                    $   11,859      $ 11,465      $  9,012
                                   ==========      ========      ========
Capital Expenditures
   Apparel fabrics                 $   11,259      $  9,686     $  22,138
   Home fabrics                         2,265         5,109           223
                                   ----------      --------     ---------
   Consolidated                    $   13,524        14,795     $  22,361
                                   ==========      ========     =========

                                 GALEY & LORD, INC

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 28, 1996, September 30, 1995 and October 1, 1994

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


      The Company's unaudited consolidated results of operations are presented below (in thousands except per share data):


                                                         Fiscal 1996 Quarters

                                              December          March            June           September



Net sales................................    $   85,134       $  100,394      $  115,437        $ 110,490
Cost of sales............................        78,663           89,560         102,042           97,727
                                             ----------       ----------      ----------        ---------
Gross profit.............................         6,471           10,834          13,395           12,763
Income tax expense (benefit).............          (475)           1,587           2,588            2,282
Net income (loss)........................    $     (753)      $    2,612      $    4,051        $   3,568
                                             ==========       ==========      ==========        =========

Per share data - primary:
Average common shares outstanding........        12,010           11,928          11,889           11,858
Net income (loss) - primary..............    $      .(06)     $      .22      $      .34        $    .30
                                             ===========      ==========      ==========        ========

Per share data - fully diluted:
Average common shares outstanding........        12,010           11,947          11,889           11,913
Net income (loss) - fully diluted........    $      .(06)     $      .22      $      .34        $    .30
                                             ===========      ==========      ==========        ========






                                                                                         Fiscal 1995 Quarters
                                                                   December          March            June           September

Net sales.....................................................    $  127,243       $  133,339      $  127,205        $  114,433
Cost of sales.................................................       111,948          118,580         116,158           104,628
                                                                  ----------       ----------      ----------        ----------
Gross profit..................................................        15,295           14,759          11,047             9,805
Income tax expense (benefit)..................................         2,931            2,563           1,282            (3,386)
Income (loss) before extraordinary loss.......................         4,776            4,064           2,006            (5,494)
Extraordinary loss from debt refinancing......................             -                -          (1,342)                -
                                                                  ----------       ----------      ----------        ----------
Net income (loss).............................................    $    4,776       $    4,064      $      664        $   (5,494)
                                                                  ==========       ==========      ==========        ----------

Per share data - primary:
Average common shares outstanding.............................        12,078           12,027          12,001            12,036
Income (loss) before extraordinary loss.......................    $      .40       $      .34      $      .17        $    (.46)

Net income (loss) - primary...................................    $      .40       $      .34      $      .06        $    (.46)
                                                                  ==========       ==========      ==========        =========

Per share data - fully diluted:
Average common shares outstanding.............................        12,078           12,027          12,034            12,036
Income (loss) before extraordinary loss.......................    $      .40       $      .34      $      .17        $    (.46)

Net income (loss) - fully diluted.............................    $      .40       $      .34      $      .06        $    (.46)
                                                                  ==========       ==========      ==========        =========



All quarters presented are 13-week periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                       39

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Proposal 1 - Election of Directors," "Executive Officers" and "Security Ownership."

ITEM 11.       EXECUTIVE COMPENSATION

       The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Executive Compensation."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Security Ownership."

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Transactions."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

     The following financial statements of Galey & Lord, Inc. are included under
Item 8. of this report:

              Report of Independent Auditors.

              Consolidated Balance Sheets as of September 28, 1996 and September 30, 1995.

              Consolidated Statements of Operations for the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994.

              Consolidated Statements of Cash Flows for the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994.

              Consolidated Statements of Stockholders' Equity for the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994.

              Notes to Consolidated Financial Statements.

      2.  Financial Statement Schedules

          The following schedules are filed as a part of this Item 14:

              Schedule I - Condensed Financial Information of the Registrant.

              Schedule II - Valuation and Qualifying Accounts.

          All other schedules have been omitted because they are not applicable or are not required or because the required information is included in the consolidated financial statements or notes thereto.

      3.  Exhibits

          The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

(b)   1.  Reports on Form 8-K Filed During the Last Quarter.

          None.
                                       41

                                  EXHIBIT INDEX

    EXHIBIT                                                                                                       SEQUENTIAL
    NUMBER                                               DESCRIPTION                                               PAGE NO.
    ------                                               -----------                                               --------



     3.1   -     Form of Restated Certificate of Incorporation of the Company.(1)
     3.2   -     Form of Amended and Restated Bylaws of the Company.(1)
     4.1   -     Form of Common Stock Certificate.(1)
    10.1   -     Form of Registration Rights Agreement, by and among the Company, Arthur C. Wiener,
                 Burlington and Citicorp Venture Capital, Ltd. ("CVC").(1)

    10.2   -     Amended and Restated 1989 Stock Option Plan of the Company. (1)*

    10.3   -     Agreement, dated February 11, 1991, between Burlington and Industries.(1)

    10.4   -     Service Agreement, dated as of March 2, 1991, between Burlington and Industries.(1)

    10.5   -     Form of Voting Agreement, by and among the Company, Arthur C. Wiener and CVC.(1)

    10.6   -     The Retirement Plan of Galey & Lord, Inc.(1)*

    10.7   -     The Retirement Plan of Galey & Lord Industries, Inc. as Amended and Restated Effective
                 April 1, 1992.(2)*

    10.8   -     The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. as Amended and
                 Restated April 1, 1992.(2)*

    10.9   -     Form of Purchase Agreement dated as of March 29, 1994 between Burlington and Industries.(3)

    10.10  -     Assumption Agreement dated as of April 29, 1994 between Burlington and Industries.(3)

    10.11  -     Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated August 25,
                 1994.(4)*

    10.12  -     Second Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
                 dated April 27, 1994.(5)*

    10.13  -     Loan Agreement dated as of May 1, 1994 between South Carolina Jobs - Economic Development
                 Authority and Industries.(5)

    10.14  -     Reimbursement and Security Agreement dated as of May 1, 1994 between Industries and
                 Wachovia.(5)

    10.15  -     Guaranty Agreement dated as of May 1, 1994 from the Company to Wachovia.(5)

    10.16  -     The Supplemental Executive Retirement Plan of Galey & Lord Industries, Inc.(5)*

                                  EXHIBIT INDEX

    EXHIBIT                                                                                                       SEQUENTIAL
    NUMBER                                               DESCRIPTION                                               PAGE NO.

    10.17  -     The Deferred Compensation Plan of Galey & Lord Industries, Inc.(5)*

    10.18  -     First Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 27,
                 1994.(6)*

    10.19  -     Second Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 25,
                 1995.(7)*

    10.20  -     Fourth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
                 dated April 25, 1995.(7)*

    10.21  -     Credit Agreement dated as of April 28, 1995 among Industries, the Company and First Union
                 National Bank of North Carolina, as agent and lender, and the other lenders' party thereto.(7)

    10.22 - Security and Pledge Agreement dated as of April 28, 1995, among Industries, the Company and First Union National Bank of
                 North Carolina, as Collateral Agent.(7)

    10.23  -     Letter of Intent dated September 22, 1995 between the Company and Triarc Companies, Inc. (8)

    10.24  -     First Amendment to Credit Agreement dated October 19, 1995 between Industries, the Company and First Union National Bank of North Carolina, as agent and lender. (9)

    10.25  -     Fifth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
                 dated August 29, 1995.(10)*

    10.26  -     Asset Purchase Agreement, dated as of May 20, 1996, among the Company, Industries, Farah
                 Incorporated, Farah U.S.A., Inc. and Dimmit (excluding Schedules and Exhibits).(11)

    10.27  -     Amended and Restated Credit Agreement dated as of June 4, 1996 between Industries, the
                 Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender and the other lender's party thereto.(12)

    10.28  -     Third Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated June 7, 1996.*

    10.29  -     Sixth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
                 dated June 7, 1996.*

    10.30  -     Seventh Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
                 dated September 30, 1996.*

    11     -     Statement Regarding Computation of Per Share Earnings.

    21     -     Subsidiaries of the Company.



                                  EXHIBIT INDEX


    EXHIBIT                                                                      SEQUENTIAL
    NUMBER                                 DESCRIPTION                             PAGE NO



    23  -         Consent of Ernst & Young LLP.

    27  -         Financial Data Schedule




       (1)       Filed as an Exhibit to the Company's Registration Statement on
                 Form S-1 (File No. 33-45895) which was declared effective by the Securities and Exchange Commission on April 30, 1992 and incorporated herein by reference.

       (2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1993 and incorporated herein by reference.

       (3)       Filed as an Exhibit to the Company's Quarterly Report on Form
                 10-Q for the period ended April 2, 1994 and incorporated herein by reference.

       (4)       Filed as an Exhibit to the Company's Registration Statement on
                 Form S-8 (File No. 33-52248) dated August 25, 1994 and incorporated herein by reference.

       (5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 and incorporated herein by reference.

       (6)       Filed as an Exhibit to the Company's Quarterly Report on Form
                 10-Q for the period ended December 31, 1994 and incorporated herein by reference.

       (7)       Filed as an Exhibit to the Company's Quarterly Report on Form
                 10-Q for the period ended April 1, 1995 and incorporated herein by reference.

       (8)       Filed as an Exhibit to the Company's Form 8K dated September
                 22, 1995 and incorporated herein by reference.

       (9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

      (10)       Filed as an Exhibit to the Company's Quarterly Report on Form
                 10-Q for the period ended March 30, 1996 and incorporated herein by reference.

      (11) Filed as an Exhibit to the Company's Form 8K dated May 20, 1996 and incorporated herein by reference.

      (12)       Filed as an Exhibit to the Company's Quarterly Report on Form
                 10-Q for the period ended June 29, 1996 and incorporated herein by reference.

        * Management contract or compensatory plan or arrangement identified pursuant to item 14(a)3 of this report.



                                                                  Schedule I



                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                               GALEY & LORD, INC.



       The Company conducts all of its operating activities through its wholly-owned domestic subsidiaries, Galey & Lord Industries, Inc. and G&L Service Company, North America, Inc., and wholly-owned foreign subsidiary, Dimmit Industries, S.A. de C.V.

       Other than the parent's investment in its subsidiaries, it maintains a de minimis cash balance and has minor operating accruals.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                               GALEY & LORD, INC.

                                 (IN THOUSANDS)



----------------------------------------------------- ------------- --------------- -------------- ---------------- --------------
                       COL. A                            COL. B         COL. C         COL. D          COL. E          COL. F
----------------------------------------------------- ------------- --------------- -------------- ---------------- --------------
                                                                              ADDITIONS
                                                       BALANCE AT     CHARGED TO     CHARGED TO                      BALANCE AT
                                                       BEGINNING      COSTS AND         OTHER        DEDUCTIONS-       END OF
                   CLASSIFICATION                      OF PERIOD       EXPENSES       ACCOUNTS       DESCRIBE(1)       PERIOD
----------------------------------------------------- ------------- --------------- -------------- ---------------- --------------


YEAR ENDED SEPTEMBER 28, 1996

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances...........    $ 1,492         $  172          $   -        $   230            $1,434
                                                        -------         ------          -----        -------            ------

           Totals...................................    $ 1,492         $  172          $   -        $   230            $1,434
                                                        =======         ======          =====        =======            ======


YEAR ENDED SEPTEMBER 30, 1995

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances...........    $ 1,456         $  538          $   -        $   502            $1,492
                                                        -------         ------          -----        -------            ------

           Totals...................................    $ 1,456         $  538          $   -        $   502            $1,492
                                                        =======         ======          =====        =======            ======


YEAR ENDED OCTOBER 1, 1994

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances...........    $ 1,262         $  569          $   -        $   375            $1,456
                                                        -------         ------          -----        -------            ------

           Totals...................................     $1,262         $  569          $   -        $   375            $1,456
                                                        =======         ======          =====        =======            ======







(1)Uncollectible accounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GALEY & LORD, INC.
   December 23, 1996
-----------------------
      Date                                          /s/ Arthur C. Wiener
                                                      Arthur C. Wiener
                                                     Chairman of the Board
                                                        and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Arthur C. Wiener           December 23, 1996                /s/ Michael R. Harmon                 December 23, 1996
------------------------------------------------                -------------------------------------------------------
Arthur C. Wiener                       Date                     Michael R. Harmon                        Date
Chairman of the Board                                           Executive Vice President,
and President (Principal Executive Officer)                     Chief Financial Officer (Principal
                                                                Financial and Accounting Officer),
                                                                Treasurer and Secretary

/s/ Lee Abraham                December 23, 1996                /s/ William M.R. Mapel                December 23, 1996
------------------------------------------------                -------------------------------------------------------
Lee Abraham                            Date                     William M.R. Mapel                           Date
Director                                                        Director


/s/ Paul G. Gillease           December 23, 1996                /s/ Stephen C. Sherrill               December 23, 1996
------------------------------------------------                -------------------------------------------------------
Paul G. Gillease                       Date                     Stephen C. Sherrill                          Date
Director                                                        Director


/s/ William deR. Holt          December 23, 1996                /s/ David F. Thomas                   December 23, 1996
------------------------------------------------                -------------------------------------------------------
William deR. Holt                      Date                     David F. Thomas                              Date
Director                                                        Director


/s/ Howard S. Jacobs           December 23, 1996
------------------------------------------------
Howard S. Jacobs                       Date
Director

                                       47