Form 10-Q
period 1996-12-28
GALEY & LORD INC
filed 1997-02-07
CIK 884124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996

                                                             OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

Commission File Number 0-20080

                              GALEY & LORD, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
(Address of principal executive offices)               Zip Code

                                  212/465-3000
               Registrant's telephone number, including area code

                                                   Not Applicable

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

Common Stock, $.01 Par Value -- 11,586,025 shares as of January 24, 1997.

                            Exhibit Index at page 17

                                      INDEX

                               GALEY & LORD, INC.



                                                                                                                   Page
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets --                                                                         3
               December 28, 1996, December 30, 1995
               and September 28, 1996

               Consolidated Statements of Income --                                                                   4
               Three months ended December 28, 1996
               and December 30, 1995

               Consolidated Statements of Cash Flows --                                                               5
               Three months ended December 28, 1996
               and December 30, 1995

               Notes to Consolidated Financial Statements --                                                        6-9
               December 28, 1996

Item 2.        Management's Discussion and Analysis of                                                            10-14
               Financial Condition and Results of
               Operations


PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                     15

Item 2.        Changes in Securities                                                                                 15

Item 3.        Defaults upon Senior Securities                                                                       15

Item 4.        Submission of Matters to a Vote of Security                                                           15
               Holders
Item 5.        Other Information                                                                                     15

Item 6.        Exhibits and Reports on Form 8-K                                                                      15


SIGNATURES                                                                                                           16


EXHIBIT INDEX                                                                                                        17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)



                                                                      DECEMBER 28,         DECEMBER 30,      SEPTEMBER 28,
                                                                          1996                 1995                 1996
ASSETS                                                                 (Unaudited)          (Unaudited)                *
Current assets:
    Cash and cash equivalents                                              $  2,797             $  4,621             $  3,799
    Trade accounts receivable                                                76,615               65,459               74,180
    Sundry notes and accounts receivable                                        166                   93                  164
    Inventories                                                              85,240               95,963               76,934
    Income taxes receivable                                                       -                   41                    -
    Deferred income taxes                                                         -                2,089                  404
    Prepaid expenses and other current assets                                 2,081                1,214                1,853
                                                                           --------             --------             --------

           Total current assets                                             166,899              169,480              157,334

Property, plant and equipment, at cost                                      166,998              144,539              162,199
Less accumulated depreciation and
  amortization                                                              (58,321)             (50,928)             (55,178)
                                                                           --------             --------             --------
                                                                            108,677               93,611              107,021

Deferred charges                                                              1,001                  797                1,055
Intangibles                                                                  39,052               29,314               39,466
                                                                           --------             --------             --------
                                                                           $315,629             $293,202             $304,876
                                                                           ========             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $ 13,526             $ 13,621             $ 13,506
    Trade accounts payable                                                   18,246               15,971               20,957
    Accrued salaries and employee benefits                                    7,357                5,159               10,766
    Accrued liabilities                                                       1,833                4,415                3,311
    Deferred income taxes                                                       456                    -                    -
    Income taxes payable                                                      2,074                    -                1,115
                                                                           --------             --------             --------

            Total current liabilities                                        43,492               39,166               49,655

Commitments
Long-term debt                                                              162,846              158,447              149,265
Other long-term liabilities                                                     123                  195                  143
Deferred income taxes                                                        15,886               14,268               16,168

Stockholders' equity:
    Common stock                                                                120                  119                  120
    Contributed capital in excess of par
      value                                                                  34,802               34,416               34,687
    Retained earnings                                                        60,411               46,658               56,889
    Treasury stock, at cost                                                  (2,051)                 (67)              (2,051)
                                                                           --------             --------             --------

            Total stockholders' equity                                       93,282               81,126               89,645
                                                                           --------             --------             --------
                                                                           $315,629             $293,202             $304,876
                                                                           ========             ========             ========

*Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)




                                                                       Three Months Ended
                                                                 December 28,              December 30,
                                                                   1996                      1995
                                                              -----------------         ----------------
Net sales                                                       $    110,928                   $85,134
Cost of sales                                                         98,360                    78,663
                                                                ------------                   -------
Gross profit                                                          12,568                     6,471
Selling, general and administrative
    expenses                                                           3,361                     2,956
Amortization of goodwill                                                 418                       279
                                                                ------------                   -------
Operating income                                                       8,789                     3,236
Interest expense
                                                                       3,052                     2,864
Write-off of merger costs                                                  -                     1,600
                                                                ------------                   -------
Income (loss) before income taxes                                      5,737                    (1,228)
Income tax expense (benefit):
  Current                                                              1,637                      (423)
  Deferred                                                               578                       (52)
                                                                ------------                   -------
Net income (loss)                                               $      3,522                   $  (753)
                                                                ============                   =======

Net income (loss) per common share:
Primary:
    Average common shares outstanding                                 11,865                    12,010

    Net income (loss) per common
      share - primary                                              $    .30                   $  (.06)
                                                                   ========                   =======
Fully diluted:
    Average common shares outstanding                                 11,927                    12,010
    Net income (loss) per common
      share - fully diluted                                        $    .30                   $  (.06)
                                                                   ========                   =======




          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)




                                                                                               Three Months Ended
                                                                                          December 28,      December 30,
                                                                                             1996                 1995
                                                                                       ------------------   -----------------
Cash flows from operating activities:
    Net income (loss)                                                                          $ 3,522               $  (753)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:

       Depreciation of property, plant and equipment                                             3,193                 2,496
       Amortization of intangible assets                                                           418                   279
       Amortization of deferred charges                                                             74                    46
       Deferred income taxes                                                                       578                   (52)
       Non-cash compensation                                                                       115                     -
       (Gain)/loss on disposals of property, plant
         and equipment                                                                              68                     5

    Changes in assets and liabilities:
       (Increase)/decrease in accounts receivable - net                                         (2,435)               21,624
       (Increase)/decrease in sundry notes & accounts
         receivable                                                                                 (2)                   65
       (Increase)/decrease in inventories                                                       (8,306)               (9,731)
       (Increase)/decrease in prepaid expenses and other
         current assets                                                                           (228)                 (639)
       (Decrease)/increase in accounts payable - trade                                          (2,711)               (2,444)
       (Decrease)/increase in accrued liabilities                                               (4,887)               (5,134)
       (Decrease)/increase in income taxes payable                                                 959                 1,448
                                                                                               -------               -------

Net cash provided by (used in) operating activities                                             (9,642)                7,210

Cash flows from investing activities:
    Property, plant and equipment expenditures                                                  (5,747)               (3,502)
    Proceeds from sale of property, plant and equipment                                            829                   220
    Other                                                                                           (3)                  (36)
                                                                                               -------               -------

Net cash provided by (used in) investing activities                                             (4,921)               (3,318)

Cash flows from financing activities:
    Increase in revolving line of credit                                                        17,800                   200
    Principal payments on long-term debt                                                        (4,199)               (3,891)
    Payment of bank fees and loan costs                                                            (20)                    -
    Other                                                                                          (20)                  (17)
                                                                                               -------               -------

Net cash provided by (used in) financing activities                                             13,561                (3,708)
                                                                                               -------               -------

    Net increase/(decrease) in cash and cash equivalents                                        (1,002)                  184

    Cash and cash equivalents at beginning of period                                             3,799                 4,437
                                                                                               -------               -------

    Cash and cash equivalents at end of period                                                 $ 2,797               $ 4,621

                                                                                               =======               =======


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1996
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries, Galey & Lord Industries, Inc., G&L Service Company, North America, Inc. ("G&L Service Company") and Dimmit Industries, S.A. de C.V. ("Dimmit"). Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 28, 1996 and the results of operations and cash flows for the periods ended December 28, 1996 and December 30, 1995. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996.

NOTE B - BUSINESS ACQUISITIONS

On June 7, 1996, the Company, through its newly formed subsidiary, G&L Service Company, acquired the capital stock of Dimmit and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition (the "Acquisition"). Dimmit sews and finishes pants and shorts for the casual wear market in its six manufacturing facilities located in Piedras Negras, Mexico. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with an estimated fair value of approximately $12.7 million and assumed liabilities of approximately $1.1 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $11.2 million for the excess of the purchase price over the fair value of the assets acquired. The goodwill amount is being amortized over a 20-year period. The results of operations of G&L Service Company and Dimmit have been included in the consolidated financial statements from the date of the Acquisition.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1996
                                   (UNAUDITED)



NOTE B - BUSINESS ACQUISITIONS (CONTINUED)

On January 25, 1996, the Company and Triarc Companies, Inc. ("Triarc") mutually agreed not to go forward with their previously announced merger of the Company and the Graniteville Company, a subsidiary of Triarc, due to current economic conditions existing at that time in the retail, textile and apparel sectors. The Company incurred fees and expenses related to the proposed merger of $1.6 million and took a charge during the December quarter 1995 for the write-off of those costs.

NOTE C - LONG-TERM DEBT

On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group, led by First Union National Bank of North Carolina, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding principal balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios. On November 19, 1996, the spread on the Company's LIBOR borrowings was reduced from 1.50% to 1.25% and will remain at 1.25% throughout the March quarter 1997. The average interest rate paid by the Company during the December quarter 1996 was 7.1%.

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

During January 1996, the Company entered into interest rate swaps on $50 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swaps assure that the Company under its current credit agreement will pay a maximum

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1996
                                   (UNAUDITED)


NOTE C - LONG-TERM DEBT (CONTINUED)

rate of 6.77% (LIBOR fixed at 5.27% plus the maximum spread allowed under the credit agreement of 1.5%) on $25 million of bank debt for a two-year period and 7.03% (LIBOR fixed at 5.53% plus the maximum spread allowed under the credit agreement of 1.5%) on the other $25 million of debt for a five-year period.

NOTE D - INVENTORIES

The components of inventory at December 28, 1996, December 30, 1995 and September 28, 1996 consisted of the following (in thousands):


                                                              December 28,             December 30,              September 28,
                                                                 1996                     1995                        1996
     Raw materials                                                $ 2,949                 $  2,947                 $ 2,361
     Stock in process                                              14,409                   13,100                  13,396
     Produced goods                                                71,001                   84,282                  64,571
     Dyes, chemicals and supplies                                   4,626                    4,931                   4,805
                                                                  -------                 --------                 -------
                                                                   92,985                  105,260                  85,133
     Less LIFO and other reserves                                  (7,745)                  (9,297)                 (8,199)
                                                                  -------                 --------                 -------
                                                                  $85,240                 $ 95,963                 $76,934
                                                                  =======                 ========                 =======

NOTE E - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share data is computed based on the average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1996
                                   (UNAUDITED)



NOTE F - STOCKHOLDERS' EQUITY

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):



                                            COMMON         CONTRIBUTED           RETAINED          TREASURY
                                            STOCK            CAPITAL             EARNINGS            STOCK             TOTAL
                                         ------------- --------------------- ------------------ ---------------- ------------------
Balance at
  September 28, 1996                          $120              $34,687            $56,889          $(2,051)           $89,645

Compensation earned
  related to stock
  options                                        -                  115                  -                -                115

Net income for
  December 28, 1996                              -                    -              3,522                -              3,522
                                              ----              -------            -------          -------            -------

Balance at
  December 28, 1996                           $120              $34,802            $60,411          $(2,051)           $93,282
                                              ====              =======            =======          =======            =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On June 7, 1996, Galey & Lord, Inc. (the "Company"), through its newly formed subsidiary, G&L Service Company North America, Inc. ("G&L Service Company") acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the Acquisition (the "Acquisition"). Dimmit sews and finishes pants and shorts for the casual wear market in its six manufacturing facilities located in Piedras Negras, Mexico. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million.

On January 25, 1996, the Company and Triarc Companies, Inc. ("Triarc") mutually agreed not to go forward with their previously announced merger of the Company and the Graniteville Company ("Graniteville"), a subsidiary of Triarc, due to economic conditions existing at that time in the retail, textile and apparel sectors. The Company incurred fees and expenses related to the merger of $1.6 million and took a charge during the December quarter 1995 for the write-off of those costs.

On January 16, 1996, the Company's Board of Directors authorized the Company's Management to buy back up to 1.2 million shares or 10.2% of the Company's outstanding common stock over the following twelve months. Shares purchased were at prevailing prices in open-market transactions. As of January 16, 1997, the termination date of the program, the Company had acquired 197,003 shares of the Company's outstanding common stock at an average price of $10.07 per common share.

RESULTS OF OPERATIONS

The Company's operations are classified into two business segments, apparel fabrics and home fabrics. Results for the three month periods ended December 28, 1996 and December 30, 1995 for each segment are shown below:



                                                                                Three Months Ended
                                                                          12/28/96                 12/30/95

                                                                               (dollar amounts in millions)
Net Sales Per Segment
  Apparel fabrics                                                           $103.1                      $74.3
  Home fabrics                                                                 7.8                       10.8
                                                                            ------                      -----
      Total sales                                                           $110.9                      $85.1
                                                                            ======                      =====

Operating Income (Loss) Per Segment
  Apparel fabrics                                                           $  8.9                      $ 2.6
    % of Net Sales                                                             8.7%                       3.5%
  Home fabrics                                                              $  (.1)                     $  .6
    % of Net Sales                                                            (2.0)%                      5.6%
                                                                            ------                      -----
  Total                                                                     $  8.8                      $ 3.2
    % of Net Sales                                                             7.9%                       3.8%

Net sales for the December quarter 1996 (the first quarter of fiscal 1997) were $110.9 million as compared to $85.1 million for the December quarter 1995 (the first quarter of fiscal 1996). The $25.8 million increase in net sales for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 was due to a $28.8 million increase in net sales of apparel fabrics offset by a $3 million decrease in net sales of home fabrics. Apparel fabrics net sales in the December quarter 1995 were adversely affected as the Company's customers adjusted their inventory levels due to a slow retail environment. Apparel fabrics sales began to rebound in second half of fiscal 1996 and continued that improvement in the December quarter 1996. The decrease in home fabrics sales was due to a continued weak market for home decorative prints as well as the Company's decision to significantly reduce its sales of unfinished home fabrics greige goods because of a lack of profitability for unfinished greige fabrics in the home furnishing market.

Operating income was $8.8 million or 7.9% of net sales for the first quarter of fiscal 1997 as compared to $3.2 million or 3.8% of net sales for the first quarter of fiscal 1996. The $5.6 million increase in operating income was due to higher gross margins resulting from the higher apparel fabrics sales volume and the positive impact of higher sales volume on manufacturing costs.

Interest expense was $3.1 million for the December quarter 1996 as compared to $2.9 million for the December quarter 1995. The increase in interest expense for the first quarter of fiscal 1997 was due to higher debt levels and higher interest rates due to higher spreads over LIBOR, both resulting from the Acquisition, partially offset by significantly lower working capital requirements. (See "Liquidity and Capital Resources" for a discussion of the Company's working capital requirements)

Net income for the first quarter of fiscal 1997 was $3.5 million or $.30 per common share on a fully diluted basis as compared to a net loss of $753,000 or $.06 per common share which included the pre-tax charge of $1.6 million ($1.0 million after-tax) or $.08 per common share for the write-off of fees and expenses related to the proposed merger with Graniteville. Excluding this charge, net income for the first quarter of fiscal 1996 would have been $228,000 or $.02 per common share.

The Company's order backlog at December 28, 1996 was $167 million as compared to $91 million at December 30, 1995. Apparel fabrics backlog at December 28, 1996 was up 102% over the December 30, 1995 level with both sportswear and uniform backlog increasing over 50%. The corduroy fabrics business also had an abnormally high order position at December 28, 1996 due to customers placing orders for most of the 1997 corduroy season, whereas they have traditionally ordered one quarter at a time. Home fabrics backlog was down 4% from the prior year due to the Company's decision to significantly reduce its sales of unfinished greige goods because of a lack of profitability for unfinished greige fabrics in the home furnishings market.

LIQUIDITY AND CAPITAL RESOURCES
On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank of North Carolina, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. At December 28, 1996, the outstanding term loan principal balance and revolving credit facility principal balance were $41 million and $126 million, respectively. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios. On November 19, 1996, the spread on the Company's LIBOR borrowings was reduced from 1.50% to 1.25% and will remain at 1.25% throughout the March quarter 1997. The Company's obligations under the credit facility are secured by all of the Company's inventory, equipment, accounts receivable and general intangibles, and a pledge by the Company of all the outstanding capital stock of its wholly-owned domestic subsidiaries, Galey & Lord Industries, Inc. and G&L Service Company and a pledge of 65% of the outstanding capital stock of its foreign subsidiary, Dimmit.

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

For the first three months of fiscal 1997, the Company spent approximately $5.7 million for capital expenditures. In fiscal 1997, the Company expects to spend a total of approximately $24 million on capital expenditures. These expenditures will be primarily for modernization of the Company's spinning and weaving facilities and for the installation of a cutting operation and expansion of the Company's garment operations. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving credit facility.

Working capital decreased approximately $6.9 million to $123.4 million at December 28, 1996 as compared to $130.3 million at December 30, 1995. The decrease in working capital was primarily attributable to a $10.7 million decrease in inventories, the generation of a $2.1 million income tax payable, the elimination of a $2.1 million current deferred income tax asset, the generation of a $456,000 current deferred income tax liability, a $2.3 million increase in accounts payable, partially offset by a $11.2 million increase in accounts receivable. The decrease in inventory was primarily due to an excess of inventory at December quarter 1995 which was reduced over the course of calendar year 1996. The $2.1 million change in the Company's income tax payable was due to higher net income in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The $2.5 million change in the Company's current portion of deferred income taxes was the result of the use of Alternative Minimum Tax Credits during fiscal year 1996. The $2.3 million increase in accounts payable primarily resulted from higher outside cloth purchases in the December quarter 1996 due to higher sales volume. The increase in accounts receivable was primarily a result of increased apparel fabrics net sales.

The Company anticipates that cash requirements including working capital and capital expenditure needs will be met through funds generated from operations and through borrowings under the Company's revolving credit facility. In addition, from time to time, the Company uses borrowings under secured and unsecured bank loans, through capital leases or through operating leases for various equipment purchases.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings (not applicable)

Item 2.  Changes in Securities (not applicable)

Item 3.  Defaults upon Senior Securities (not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders
                  (not applicable)

Item 5.  Other Information (not applicable)

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index.

                  (b)      Reports on Form 8-K - None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Galey & Lord, Inc.
                                                   (Registrant)




                                       /s/Michael R. Harmon
                                       Michael R. Harmon
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer), Treasurer and Secretary




February 7, 1997
     Date

                                  EXHIBIT INDEX


Exhibit                                                               Sequential
Number            Description                                          Page No.


10.31             Amended and Restated Reimbursement
                  and Security Agreement, dated as of
                  June 4, 1996, among Galey & Lord
                  Industries, Inc., Galey & Lord, Inc.
                  and Wachovia Bank of North Carolina, N.A.

11                Statement Regarding Computation
                  of Per Share Earnings

27                Financial Data Schedule