Form 10-Q
period 1997-03-29
GALEY & LORD INC
filed 1997-05-01
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

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

Common Stock, $.01 Par Value B 11,624,024 shares as of April 29, 1997.

                                                 Exhibit Index at page 19

                                      INDEX

                               GALEY & LORD, INC.

                                                                    Page
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets --                        3
               March 29, 1997, March 30, 1996
               and September 28, 1996

               Consolidated Statements of Income --                  4
               Three and six months ended March 29, 1997
               and March 30, 1996

               Consolidated Statements of Cash Flows --              5
               Three and six months ended March 29, 1997
               and March 30, 1996

               Notes to Consolidated Financial Statements --       6-9
               March 29, 1997

Item 2.        Management's Discussion and Analysis of           10-14
               Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                          14

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                    15

Item 2.        Changes in Securities                                15

Item 3.        Defaults upon Senior Securities                      15

Item 4.        Submission of Matters to a Vote of Security          16
               Holders
Item 5.        Other Information                                    17

Item 6.        Exhibits and Reports on Form 8-K                     17


SIGNATURES                                                          18


EXHIBIT INDEX                                                       19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                           MARCH 29,    MARCH 30,  SEPTEMBER 28,
                                            1997         1996         1996
ASSETS                                    (Unaudited)  (Unaudited)          *
Current assets:

Cash and cash equivalents                   $   5,028    $   4,549    $   3,799
Trade accounts receivable                      86,136       76,003       74,180
Sundry notes and accounts receivable              259           79          164
Inventories                                    85,546       87,068       76,934
Deferred income taxes                            --          2,149          404
Prepaid expenses and other current assets       2,375          748        1,853
                                             ---------   ---------    ---------

Total current assets                          179,344      170,596      157,334


Property, plant and equipment, at cost        173,857      144,344      162,199
Less accumulated depreciation and
  amortization                                (61,215)     (50,599)     (55,178)
                                            ---------     --------      -------
                                              112,642       93,745      107,021

Deferred charges                                  927          796        1,055
Intangibles                                    38,665       29,043       39,466
                                            ---------    ---------    ---------
                                            $ 331,578    $ 294,180    $ 304,876
                                             ========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current portion of long-term debt           $  13,307    $  13,597    $  13,506
Trade accounts payable                         22,699       15,166       20,957
Accrued salaries and employee benefits          7,867        7,698       10,766
Accrued liabilities                             2,258        3,667        3,311
Deferred income taxes                             525         --           --
Income taxes payable                            3,515          761        1,115
                                            ---------    ---------    ---------


Total current liabilities                      50,171       40,889       49,655


Commitments
Long-term debt                                167,920      155,242      149,265
Other long-term liabilities                       104          179          143
Deferred income taxes                          15,614       14,875       16,168

Stockholders' equity:

Common stock                                      120          120          120
Contributed capital in excess of par
  value                                        35,489       34,424       34,687
Retained earnings                              64,211       49,270       56,889
Treasury stock, at cost                        (2,051)        (819)      (2,051)
                                             ---------   ----------   ---------



Total stockholders' equity                     97,769       82,995       89,645
                                             --------    ---------    ---------

                                            $ 331,578    $ 294,180    $ 304,876
                                            =========     ========    =========

*Condensed from audited financial statements

                  See accompanying notes to consolidated financial

                               GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)


                                       Three Months Ended          Six Months Ended

                                       March 29,     March 30,   March 29,   March 30,
                                         1997         1996        1997        1996
                                        ---------------------------------------------

Net sales                               $ 129,429    $ 100,394   $ 240,357   $ 185,528

Cost of sales                             115,567       89,560     213,927     168,223
                                        ---------   ---------     --------  ----------
Gross profit                               13,862       10,834      26,430      17,305
Selling, general and administrative
    expenses                                4,184        3,530       7,545       6,486
Amortization of goodwill                      419          279         837         558
                                         ---------  ----------   ---------   ---------
Operating income                            9,259        7,025      18,048      10,261
Interest expense                            3,061        2,826       6,113       5,690
Write-off of merger costs                    --           --          --         1,600
                                           ---------   ---------  --------   ---------
Income before income taxes                  6,198        4,199      11,935       2,971
Income tax expense (benefit):
  Current                                   2,601        1,040       4,238         617
  Deferred                                   (203)         547         375         495
                                           ---------   ---------   -------    --------
Net income                              $   3,800    $   2,612   $   7,322   $   1,859
                                          =========  =========   =========   =========


Net income per common share:
Primary:
    Average common shares outstanding      12,052       11,928      11,958      11,969
    Net income per common share -
      primary                           $     .32    $     .22   $     .61   $     .16
                                         =========   =========   =========   =========

Fully diluted:
    Average common shares outstanding      12,059       11,947      11,999      11,978
    Net income per common share -
      fully diluted                     $     .32    $     .22   $     .61   $     .16
                                        =========     ========    ==========  ==========


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                         Six Months Ended

                                                       March 29,      March 30,
                                                           1997        1996
Cash flows from operating activities:

Net income                                              $ 7,322    $  1,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:


Depreciation of property, plant and equipment             6,493       4,966
Amortization of intangible assets                           837         558
Amortization of deferred charges                            148          92
Deferred income taxes                                       375         495
Non-cash compensation                                       348          --
(Gain)/loss on disposals of property, plant
  and equipment                                              88          (5)



Changes in assets and liabilities:

(Increase)/decrease in accounts receivable - net        (11,956)     11,080
(Increase)/decrease in sundry notes & accounts
  receivable                                                (95)         79
(Increase)/decrease in inventories                       (8,612)       (836)
(Increase)/decrease in prepaid expenses and other
  current assets                                           (522)       (173)
(Decrease)/increase in accounts payable - trade           1,742      (3,249)
(Decrease)/increase in accrued liabilities               (3,952)     (3,343)
(Decrease)/increase in income taxes payable               2,400       2,250
                                                        --------     ------


Net cash provided by (used in) operating activities      (5,384)     13,773

Cash flows from investing activities:

Property, plant and equipment expenditures              (13,258)     (6,702)
Proceeds from sale of property, plant and equipment       1,055         826
Other                                                       (35)        (89)
                                                        --------    --------



Net cash provided by (used in) investing activities     (12,238)     (5,965)


Cash flows from financing activities:

Increase in revolving line of credit                     27,300         400
Principal payments on long-term debt                     (8,844)     (7,320)
Increase in common stock                                    454           9
Purchase of treasury stock                                 --          (752)
Payment of bank fees and loan costs                         (20)       --
Other                                                       (39)        (33)
                                                        --------  ----------


Net cash provided by (used in) financing activities      18,851      (7,696)
                                                        --------  ---------


Net increase/(decrease) in cash and cash equivalents      1,229         112

Cash and cash equivalents at beginning of period          3,799       4,437
                                                        --------  ---------

Cash and cash equivalents at end of period             $  5,028    $  4,549
                                                        ========   ========


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1997
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries, Galey & Lord Industries, Inc., G&L Service Company, North America, Inc. ("G&L Service Company") and Dimmit Industries, S.A. de C.V. ("Dimmit"). Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 29, 1997 and the results of operations and cash flows for the periods ended March 29, 1997 and March 30, 1996. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996.

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1997
                                   (UNAUDITED)

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

NOTE C - LONG-TERM DEBT

On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group, led by First Union National Bank of North Carolina, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding principal balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios. During the March quarter 1997, the spread paid by the Company on its LIBOR borrowings was 1.25% and will be reduced to 1.0% on May 20, 1997. The average interest rate paid by the Company during the March quarter 1997 was 6.9%.

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1997
                                   (UNAUDITED)





NOTE C - LONG-TERM DEBT (CONTINUED)

rate of 6.77% (LIBOR fixed at 5.27% plus the maximum spread allowed under the credit agreement of 1.5%) on $25 million of bank debt for a two-year period and 7.03% (LIBOR fixed at 5.53% plus the maximum spread allowed under the credit agreement of 1.5%) on the other $25 million of debt for a five-year period.

NOTE D - INVENTORIES

The components of inventory at March 29, 1997, March 30, 1996 and September 28, 1996 consisted of the following (in thousands):

                                  March 29,   March 30,   September 28,
                                     1997        1996        1996
                                  ---------   ---------    ---------
Raw materials                      $  5,048    $  1,893    $  2,361
Stock in process                     15,552      13,274      13,396
Produced goods                       67,318      75,816      64,571
Dyes, chemicals and supplies          4,936       4,565       4,805
                                    --------  ---------   ---------
                                     92,854      95,548      85,133
Less LIFO and other reserves         (7,308)     (8,480)     (8,199)
                                    --------   --------    ---------
                                   $ 85,546    $ 87,068    $ 76,934
                                    ========   ==========  =========


NOTE E - NET INCOME PER COMMON SHARE

Net income per common share data is computed based on the average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which will be adopted by the Company on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter and six months ended March 29, 1997 of $.01 per share and $.02 per share, respectively, and have no effect on the quarter and six months ended March 30, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1997
                                   (UNAUDITED)



NOTE F - STOCKHOLDERS' EQUITY

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):


                          Common  Contributed  Retained   Treasury
                          Stock      Capital   Earnings    Stock      Total
Balance at
  September 28, 1996       $   120   $34,687    56,889   $(2,051)   $89,645

Compensation earned
  related to stock
  options                     --         115      --        --          115

Net income for
  December 28, 1996           --        --       3,522      --        3,522
                           -------   -------    ------   --------   -------

Balance at
  December 28, 1996        $   120   $34,802   $60,411   $(2,051)   $93,282

Issuance of 30,800
  shares of Common
  Stock for exercise
  of options                  --         104      --        --          104

Tax benefit from
  exercise of stock
  options                     --          80      --        --           80

Issuance of 16,384
  shares of Restricted
  Common Stock                --         270      --        --          270

Compensation earned
  related to stock
  options                     --         233      --        --          233

Net income for
  March 29, 1997              --         --     3,800      --       3,800
                           -------   -------   -------   -------    -------

Balance at
  March 29, 1997           $   120   $35,489   $64,211   $(2,051)   $97,769
                           '======   =======   =======   =======    =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On April 23, 1997, the Company's Board of Directors authorized the Company's Management to buy back up to 900,000 shares or 7.7% of the Company's outstanding common stock over the following twelve months. Shares purchased will be at prevailing prices in open-market transactions. Under the Company's previous buy back program, which terminated January 16, 1997, the Company acquired 197,003 shares of its outstanding common stock at an average price of $10.07 per common share.

On June 7, 1996, Galey & Lord, Inc. (the "Company"), through its newly formed subsidiary, G&L Service Company North America, Inc. ("AG&L Service Company") acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the Acquisition (the "Acquisition") Dimmit sews and finishes pants and shorts for the casual wear market in its six manufacturing facilities located in Piedras Negras, Mexico. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million.

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

RESULTS OF OPERATIONS

The Company's operations are classified into two business segments, apparel fabrics and home fabrics. Results for the three and six month periods ended March 29, 1997 and March 30, 1996 for each segment are shown below:

                                      Three Months Ended     Six Months Ended

                                      03/29/97  03/30/96   03/29/97     03/30/96
                                      --------  --------   --------     --------
                                             (dollar amounts in millions)

Net Sales Per Segment
  Apparel fabrics                      $120.5     $ 89.8     $223.7     $164.2
  Home fabrics                            8.9       10.6       16.7       21.3
                                       ------     ------     ------     ------
      Total net sales                  $129.4     $100.4     $240.4     $185.5
                                       ======     ======     ======     ======


Operating Income (Loss) Per Segment
  Apparel fabrics                      $  9.2     $  7.2     $ 18.1     $    9.9
    % of Apparel Fabrics Net Sales        7.6%       8.1%       8.1%         6.0%
  Home fabrics                         $   .1     $  (.2)    $  (.1)    $     .4
    % of Home Fabrics Net Sales           1.4%      (2.2)%      (.2)%        1.6%
                                       ------     ------     ------     --------
  Total                                $  9.3     $  7.0     $ 18.0     $   10.3
    % of Total Net Sales                  7.2%       7.0%       7.5%         5.5%

Net sales for the March quarter 1997 (the second quarter of fiscal 1997) were $129.4 million as compared to $100.4 million for the March quarter 1996. Net sales for the first six months of fiscal 1997 were $240.4 million as compared to $185.5 million for the first six months of fiscal 1996. Apparel fabrics net sales increased $30.7 million or 34.1% during the March quarter 1997 and $59.5 million or 36.2% during the first six months of fiscal 1997 while home fabrics net sales declined $1.7 million or 16.0% during the March quarter 1997 and $4.6 million 21.6% during the first six months of fiscal 1997. The increases in apparel fabrics net sales reflected a strong business environment as compared to the same periods of fiscal 1996 when the Company's customers were adjusting their inventory levels due to a slow retail environment. The decrease in home fabrics sales was due to a continued weak market for home decorative prints as well as the Company's decision to significantly reduce its sales of unfinished fabrics (greige goods) in the home fabrics business because of a lack of profitability for unfinished fabrics in the home furnishings market.

Operating income was $9.3 million or 7.2% of net sales for the second quarter of fiscal 1997 as compared to $7.0 million or 7.0% of net sales for the second quarter of fiscal 1996. Apparel fabrics operating income increased $2.0 million for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 while apparel fabrics operating income as a percent of apparel fabrics net sales decreased .5%. The increased dollars of apparel fabrics operating income was due to the higher sales volume while the decline in apparel fabrics operating income as a percentage of apparel fabrics net sales resulted from temporary manufacturing inefficiencies caused by increasing production rates to maximum levels to meet higher customer demand for the Company's products. Despite lower net sales, home fabrics operating income improved $.3 million for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 as a result of the reduction of sales of unfinished fabrics and improved gross margins on home fabrics finished goods sales. Operating income for the first six months of fiscal 1997 was $18.0 million or 7.5% of net sales as compared to $10.3 million or 5.5% of net sales for the first six months of fiscal 1996. The increase in operating income for the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 was primarily due to the higher apparel sales volume.

Interest expense was $3.1 million for the March quarter 1997 and $6.1 million for the first six months of fiscal 1997 as compared to $2.8 million for the March quarter 1996 and $5.7 million for the first six months of fiscal 1996. The increase in interest expense for both the March quarter 1997 and the first six months of fiscal 1997 was due to higher debt levels and higher interest rates due to higher spreads over LIBOR, both resulting from the Acquisition, partially offset by lower working capital requirements. (See "Liquidity and Capital Resources" for a discussion of the Company's working capital requirements).

Net income for the second quarter of fiscal 1997 was $3.8 million or $.32 per common share on a fully diluted basis as compared to net income for the second quarter of fiscal 1996 of $2.6 million or $.22 per common share. Net income for the first six months of fiscal 1997 was $7.3 million or $.61 per common share as compared to net income for the first six months of fiscal 1996 of $1.9 million or $.16 per common share, which included the pre-tax charge of $1.6 million ($1.0 million after-tax) or $.08 per common share for the write-off of fees and expenses related to the proposed merger with Graniteville. Excluding this charge, net income for the first six months of fiscal 1996 would have been $2.9 million or $.24 per common share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which will be adopted by the Company on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter and six months ended March 29, 1997 of $.01 per share and $.02 per share, respectively, and have no effect on the quarter and six months ended March 30, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

The Company's order backlog at March 29, 1997 was $166 million, a 66% increase from the March 30, 1996 backlog of $100 million. As a result of a strong business environment, apparel fabrics backlog was up 82% over the March 30, 1996 level while home fabrics backlog was 3% higher than the previous year.

LIQUIDITY AND CAPITAL RESOURCES

On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank of North Carolina, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. At March 29, 1997, the outstanding term loan principal balance and revolving credit facility principal balance were $37 million and $135.5 million, respectively. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios. During the March quarter 1997, the spread paid by the Company on its LIBOR borrowings was 1.25%, and the Company anticipates that the spread will be reduced to 1.0% on May 20, 1997. The Company's obligations under the credit facility are secured by all of the Company's inventory, equipment, accounts receivable and general intangibles, and a pledge by the Company of all the outstanding capital stock of its wholly-owned domestic subsidiaries, Galey & Lord Industries, Inc. and G&L Service Company and a pledge of 65% of the outstanding capital stock of its foreign subsidiary, Dimmit.

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

For the first six months of fiscal 1997, the Company spent approximately $13.3 million for capital expenditures. In fiscal 1997, the Company expects to spend in excess of $30 million on capital expenditures. These expenditures will be primarily for (1) the expansion of the Company's weaving and dyeing and finishing operations, (2) the modernization of the Company's existing spinning and weaving facilities and (3) the installation of a cutting operation and expansion of the Company's garment operations. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving credit facility.

Working capital decreased approximately $.5 million to $129.2 million at March 29, 1997 as compared to $129.7 million at March 30, 1996. The decrease in working capital was primarily attributable to a $7.5 million increase in accounts payable, a $2.7 million change in the Company's current deferred income tax position, a $2.8 million increase in income taxes payable and a $1.5 million decrease in inventories, partially offset by a $10.1 million increase in accounts receivable and a $1.6 million increase in prepaid expenses and other current assets. The $7.5 million increase in accounts payable resulted from higher outside cloth purchases in the March quarter 1997 due to higher sales volume and from normal fluctuations in the timing of purchases and payments. The $2.6 million change in the Company's current portion of deferred income taxes was the result of the use of Alternative Minimum Tax Credits during fiscal year 1996. The increase in income taxes payable resulted from higher net income during the first six months of fiscal 1997 as compared to the first six months of fiscal 1996. The $1.5 million decrease in inventories was the result of reductions in home fabrics greige goods inventory levels offset by increased apparel fabrics inventories to support increased apparel volume levels and the addition of inventories for G&L Service Company.
 The $10.1 million increase in accounts receivable was primarily a result of increased apparel fabrics net sales. The increase in prepaid expenses and other current assets was primarily due to payments of security deposits associated with the modernization and expansion of the Company's facilities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings (not applicable)

Item 2.           Changes in Securities (not applicable)

Item 3.           Defaults Upon Senior Securities (not applicable)

Item 4.           Submission of Matters to a Vote of Security Holders

                  The following summarizes the votes at the Annual Meeting of the Company's Stockholders held on February 11, 1997:

                                                                        Broker
    Matter                     For      Against  Withheld  Abstentions Non-Votes
    ------                  ---------   -------  --------  ----------- ---------
1.  Election of Directors:
    Arthur C. Wiener           9,212,348   -        -         652,201       -
    Lee Abraham                9,212,248   -        -         652,301       -
    Paul G. Gillease           9,212,248   -        -         652,301       -
    William deR. Holt          9,212,348   -        -         652,201       -
    Howard S. Jacobs           9,212,348   -        -         652,201       -
    William M.R. Mapel         9,212,348   -        -         652,201       -
    Stephen C. Sherrill        9,212,348   -        -         652,201       -
    David F. Thomas            9,212,348   -        -         652,201       -

2. Adoption of the 1996 Restricted Stock Plan (the "Restricted Stock Plan") for non-employee directors:

                                                                    Broker
              For        Against       Withheld     Abstentions    Non-Votes
           ---------     -------       --------     -----------    ---------
           9,048,736     709,802           -          106,011          -

     3. Adoption of the following amendments to the Company's Amended and Restated 1989 Stock Option Plan (the "Stock Option Plan"):

     (a) Increase the number of shares of Common Stock available under the Stock Option Plan by an aggregate of 250,000 shares:

                                                                    Broker
              For        Against       Withheld     Abstentions    Non-Votes
           ---------    ---------      --------     -----------    ---------
           8,635,028    1,123,511         -           106,010          -

     (b) Provide that each non-employee director of the Company make an election to receive annually and at the time such person becomes a director either (i) stock options granted under the Stock Option Plan, or (ii) shares of Common Stock issued under the Restricted Stock Plan:

                                                                    Broker
              For        Against       Withheld     Abstentions    Non-Votes
          ---------     ---------     ---------     -----------     ---------
           8,842,983     912,361          -           106,109         3,096

    (c) Provide that each non-employee director of the Company make an election to receive all of his annual director's fee (i) in cash, or (ii) in the form of a grant of stock options under the Stock Option Plan, or (iii) in the form of a combination of cash plus shares of Common Stock issued under the Restricted Stock Plan:

                                                                    Broker
              For        Against       Withheld     Abstentions    Non-Votes
          ---------     ---------      --------     -----------   ------------
          8,753,532     1,001,862         -           106,059         3,096


     4. Ratification of selection of Ernst & Young LLP as independent auditors for the 1997 fiscal year:
                                                                    Broker
              For        Against       Withheld     Abstentions    Non-Votes
          ---------     --------       --------     -----------    ---------
          9,702,593      56,901           -           105,055          -

Item 5.           Other Information (not applicable)



Item 6.           Exhibits and Reports on Form 8-K

         (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index.

         (b) Reports on Form 8-K - The Registrant filed a Form 8-K on March 14, 1997 to report its press release announcing that the Company's expected earnings for the March quarter 1997 would likely fall short of the average estimates that stock analysts had projected.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Galey & Lord, Inc.
                                  (Registrant)




                                         /s/ Michael R. Harmon
                                         Michael R. Harmon
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer), Treasurer and Secretary




May 1, 1997
DATE

                                  EXHIBIT INDEX


Exhibit                                                          Sequential
Number            Description                                      Page No.

10.32             Amendment to Amended and Restated 1989
                  Stock Option Plan of the Company dated
                  February 7, 1995

10.33             Amendment to Amended and Restated 1989
                  Stock Option Plan of the Company dated
                  February 11, 1997

11                Statement Regarding Computation
                  of Per Share Earnings

27                Financial Data Schedule