Form 10-Q
period 1997-06-28
GALEY & LORD INC
filed 1997-08-11
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 11,619,824 shares as of August 4, 1997.

                                                        Exhibit Index at page 18

                                      INDEX

                               GALEY & LORD, INC.


                                                                                       Page
PART I.  FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets --                                               3
               June 28, 1997, June 29, 1996
               and September 28, 1996

               Consolidated Statements of Income --                                         4
               Three and nine months ended June 28, 1997
               and June 29, 1996

               Consolidated Statements of Cash Flows --                                     5
               Nine months ended June 28, 1997
               and June 29, 1996

               Notes to Consolidated Financial Statements --                              6-9
               June 28, 1997

Item 2.        Management's Discussion and Analysis of                                  10-15
               Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative Disclosures About                              15
               Market Risk

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                                           16

Item 2.        Changes in Securities                                                       16

Item 3.        Defaults upon Senior Securities                                             16

Item 4.        Submission of Matters to a Vote of Security                                 16
               Holders

Item 5.        Other Information                                                           16

Item 6.        Exhibits and Reports on Form 8-K                                            16


SIGNATURES                                                                                 17


EXHIBIT INDEX                                                                              18

                                       2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                       JUNE 28,             JUNE 29,          SEPTEMBER 28,
                                                                         1997                 1996                 1996
                                                                     (Unaudited)          (Unaudited)               *
ASSETS
Current assets:
    Cash and cash equivalents                                         $  3,040             $    602             $  3,799
    Trade accounts receivable                                           86,416               87,388               74,180
    Sundry notes and accounts receivable                                   191                  116                  164
    Inventories                                                         82,782               78,729               76,934
    Deferred income taxes                                                  602                1,769                  404
    Prepaid expenses and other current assets                            4,048                  733                1,853
                                                                      --------             --------             --------

           Total current assets                                        177,079              169,337              157,334

Property, plant and equipment, at cost                                 184,362              158,950              162,199
Less accumulated depreciation and
  amortization                                                         (64,436)             (52,642)             (55,178)
                                                                      --------             --------             --------
                                                                       119,926              106,308              107,021

Deferred charges                                                           895                1,173                1,055
Intangibles                                                             38,372               39,558               39,466
                                                                      --------             --------             --------
                                                                      $336,272             $316,376             $304,876
                                                                      ========             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                 $ 13,318             $ 13,620             $ 13,506
    Trade accounts payable                                              22,252               20,837               20,957
    Accrued salaries and employee benefits                               8,382                8,820               10,766
    Accrued liabilities                                                  3,211                4,289                3,311
    Income taxes payable                                                 2,398                2,121                1,115
                                                                      --------             --------             --------

            Total current liabilities                                   49,561               49,687               49,655

Commitments
Long-term debt                                                         167,866              164,009              149,265
Other long-term liabilities                                                 84                  162                  143
Deferred income taxes                                                   16,575               15,467               16,168

Stockholders' equity:
    Common stock                                                           120                  120                  120
    Contributed capital in excess of par
      value                                                             35,722               34,429               34,687
    Retained earnings                                                   68,395               53,321               56,889
    Treasury stock, at cost                                             (2,051)                (819)              (2,051)
                                                                      --------             --------             --------

            Total stockholders' equity                                 102,186               87,051               89,645
                                                                      --------             --------             --------
                                                                      $336,272             $316,376             $304,876
                                                                      ========             ========             ========

*Condensed from audited financial statements.
          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                                   Three Months Ended                  Nine Months Ended
                                                               June 28,         June 29,          June 28,         June 29,
                                                                1997             1996              1997              1996
                                                            -------------     -------------    -------------    -------------
Net sales                                                      $ 135,113         $ 115,437         $375,470        $  300,965
Cost of sales                                                    118,839           102,042          332,766           270,265
                                                           -------------     -------------     ------------     -------------
Gross profit                                                      16,274            13,395           42,704            30,700
Selling, general and administrative
    expenses                                                       5,958             3,616           13,503            10,102
Amortization of goodwill                                             421               321            1,258               879
                                                           -------------     -------------    -------------     -------------
Operating income                                                   9,895             9,458           27,943            19,719
Interest expense
                                                                   3,112             2,819            9,225             8,509
Write-off of merger costs                                              -                 -                -             1,600
                                                           -------------     -------------     ------------     -------------
Income before income taxes                                         6,783             6,639           18,718             9,610
Income tax expense (benefit):
  Current                                                          2,765             1,616            7,003             2,233
  Deferred                                                          (166)              972              209             1,467
                                                           -------------     -------------     ------------     -------------
Net income                                                       $ 4,184           $ 4,051     $     11,506     $       5,910
                                                                 =======           =======    =============     =============

Net income per common share:
Primary:
    Average common shares outstanding                             12,055            11,889           11,990            11,942

    Net income per common share -
      Primary                                                      $ .35             $ .34       $      .96       $       .49
                                                                   =====             =====      ===========       ===========
Fully diluted:
    Average common shares outstanding                             12,107            11,889           12,095            11,949
    Net income per common share -
      Fully diluted                                                $ .35             $ .34       $      .95       $       .49
                                                                   =====             =====      ===========       ===========


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                                                  Nine Months Ended
                                                                                            June 28,              June 29,
                                                                                             1997                  1996
                                                                                         --------------         -----------
Cash flows from operating activities:
    Net income                                                                               $  11,506               $ 5,910
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:

       Depreciation of property, plant and equipment                                            10,028                 7,557
       Amortization of intangible assets                                                         1,258                   879
       Amortization of deferred charges                                                            224                   146
       Deferred income taxes                                                                       209                 1,467
       Non-cash compensation                                                                       522                     -
       (Gain)/loss on disposals of property, plant
         and equipment                                                                             122                    (2)

    Changes in assets and liabilities (net of acquisition):
       (Increase)/decrease in accounts receivable - net                                        (12,236)                 (305)
       (Increase)/decrease in sundry notes & accounts
         receivable                                                                                (27)                   53
       (Increase)/decrease in inventories                                                       (5,848)                7,503
       (Increase)/decrease in prepaid expenses and other
         current assets                                                                         (2,195)                  (70)
       (Decrease)/increase in accounts payable - trade                                           1,295                 2,272
       (Decrease)/increase in accrued liabilities                                               (3,205)               (2,634)
       (Decrease)/increase in income taxes payable                                               1,283                 3,596
                                                                                              --------               -------

Net cash provided by (used in) operating activities                                              2,936                26,372

Cash flows from investing activities:
    Acquisition of business - net of cash acquired                                                   -               (22,371)
    Property, plant and equipment expenditures                                                 (23,537)               (9,484)
    Proceeds from sale of property, plant and equipment                                          1,202                 1,088
    Other                                                                                         (163)                  (57)
                                                                                             ----------              -------

Net cash provided by (used in) investing activities                                            (22,498)              (30,824)

Cash flows from financing activities:
    Increase in revolving line of credit                                                        30,800                12,800
    Principal payments on long-term debt                                                       (12,387)              (10,930)
    Increase in common stock                                                                       513                    14
    Purchase of treasury stock                                                                       -                  (752)
    Payment of bank fees and loan costs                                                            (64)                 (465)
    Other                                                                                          (59)                  (50)
                                                                                              --------               -------

Net cash provided by (used in) financing activities                                             18,803                   617
                                                                                              --------               -------

    Net increase/(decrease) in cash and cash equivalents                                          (759)               (3,835)

    Cash and cash equivalents at beginning of period                                             3,799                 4,437
                                                                                              --------               -------

    Cash and cash equivalents at end of period                                                $  3,040               $   602
                                                                                              ========               =======

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1997
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries, Galey & Lord Industries, Inc., G&L Service Company, North America, Inc. ("G&L Service Company") and Dimmit Industries, S.A. de C.V. ("Dimmit"). Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 28, 1997 and the results of operations and cash flows for the periods ended June 28, 1997 and June 29, 1996. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996.

NOTE B - BUSINESS ACQUISITIONS

On June 7, 1996, the Company, through its newly formed subsidiary, G&L Service Company, acquired the capital stock of Dimmit and certain related assets from Farah Incorporated for approximately $23.0 million in cash including certain costs related to the acquisition (the "Acquisition"). Dimmit sews and finishes pants and shorts for the casual wear market in its six manufacturing facilities located in Piedras Negras, Mexico. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with an estimated fair value of approximately $12.7 million and assumed liabilities of approximately $1.1 million. The Company has allocated the purchase price and has recorded goodwill of approximately $11.4 million for the excess of the purchase price over the fair value of the assets acquired. The goodwill amount is being amortized over a 20-year period. The results of operations of G&L Service Company and Dimmit have been included in the consolidated financial statements from the date of the Acquisition.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1997
                                   (UNAUDITED)

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

NOTE C - LONG-TERM DEBT

On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding principal balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios. On May 20, 1997, the spread on the Company's LIBOR borrowings was reduced from 1.25% to 1.0% and will remain at 1.0% throughout the September quarter 1997. The average interest rate paid by the Company during the June quarter 1997 was 6.8%.

On May 13, 1997, the Company amended its term loan and revolving credit facility with its bank group. The amendment modified the Company's current covenants related to debt service, eliminated the covenant limiting the amount of capital expenditures to be made and permits the Company to enter into a trade receivables securitization transaction.

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1997
                                   (UNAUDITED)



NOTE C - LONG-TERM DEBT (CONTINUED)

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

NOTE D - INVENTORIES

The components of inventory at June 28, 1997, June 29, 1996 and September 28, 1996 consisted of the following (in thousands):

                                             June 28,                 June 29,            September 28,
                                               1997                     1996                   1996
     Raw materials                           $ 4,098                  $ 2,173                 $ 2,361
     Stock in process                         16,349                   14,985                  13,396
     Produced goods                           65,159                   64,996                  64,571
     Dyes, chemicals and supplies              4,890                    4,922                   4,805
                                             -------                  -------                 -------
                                              90,496                   87,076                  85,133
     Less LIFO and other reserves             (7,714)                  (8,347)                 (8,199)
                                             -------                  -------                 -------
                                             $82,782                  $78,729                 $76,934
                                             =======                  =======                 =======

NOTE E - NET INCOME PER COMMON SHARE

Net income per common share data is computed based on the average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FAS 128") which will be adopted by the Company on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter and nine months ended June 28, 1997 of $.01 per share and $.03 per share, respectively, and in an increase in primary earnings per share for both the quarter and nine months ended June 29, 1996 of $.01 per share. The impact of FAS 128 on the calculation of fully

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1997
                                   (UNAUDITED)


NOTE E - NET INCOME PER COMMON SHARE (CONTINUED)

diluted earnings per share for these periods is not expected to be material.

NOTE F - STOCKHOLDERS' EQUITY

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                   COMMON         CONTRIBUTED           RETAINED          TREASURY
                                   STOCK            CAPITAL             EARNINGS            STOCK             TOTAL
                                ------------- --------------------- ------------------ ---------------- ------------------
Balance at
  September 28, 1996                 $120              $34,687            $56,889          $(2,051)           $89,645
Compensation earned
  related to stock
  options                               -                  115                  -                -                115
Net income for
  December 28, 1996                     -                    -              3,522                -              3,522
                                     ----              -------            -------          -------            -------
Balance at
  December 28, 1996                  $120              $34,802            $60,411          $(2,051)           $93,282
Issuance of 30,800
  shares of Common
  Stock for exercise
  of options                            -                  104                  -                -                104
Tax benefit from
  exercise of stock
  options                               -                   80                  -                -                 80
Issuance of 16,384
  shares of Restricted
  Common Stock                          -                  270                  -                -                270
Compensation earned
  related to stock
  options                               -                  233                  -                -                233
Net income for
  March 29, 1997                        -                    -              3,800                -              3,800
                                  -------          -----------        -----------      -----------        -----------
Balance at
  March 29, 1997                  $120                 $35,489            $64,211          $(2,051)           $97,769
Issuance of 4,400
  shares of Common
  Stock for exercise
  of options                            -                   53                  -                -                 53
Tax benefit from
  exercise of stock
  options                               -                    6                  -                -                  6
Compensation earned
  related to stock
  options                               -                  174                  -                -                174
Net income for
  June 28, 1997                         -                    -              4,184                -              4,184
                                  -------          -----------            -------      -----------           --------
Balance at
  June 28, 1997                   $120                 $35,722            $68,395          $(2,051)          $102,186
                                  ====                 =======            =======          =======           ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On April 23, 1997, the Company's Board of Directors authorized the Company's Management to buy back up to 900,000 shares or 7.7% of the Company's outstanding common stock over the following twelve months. Shares purchased will be at prevailing prices in open-market transactions. As of August 4, 1997, under the current buy back program, the Company has acquired 12,200 shares of its outstanding common stock at an average price of $16.04 per common share. Under the Company's previous buy back program, which terminated January 16, 1997, the Company acquired 197,003 shares of its outstanding common stock at an average price of $10.07 per common share.

On June 7, 1996, Galey & Lord, Inc. (the "Company"), through its newly formed subsidiary, G&L Service Company North America, Inc. ("G&L Service Company") acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated for approximately $23.0 million in cash including certain costs related to the Acquisition (the "Acquisition"). Dimmit sews and finishes pants and shorts for the casual wear market in its six manufacturing facilities located in Piedras Negras, Mexico. Funding for the Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million.

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

RESULTS OF OPERATIONS

The Company's operations are classified into two business segments, apparel fabrics and home fabrics. Results for the three and nine month periods ended June 28, 1997 and June 29, 1996 for each segment are shown below:

                                                       Three Months Ended                   Nine Months Ended
                                                    06/28/97         06/29/96          06/28/97         06/29/96

                                                                    (dollar amounts in millions)
Net Sales Per Segment
  Apparel fabrics                                     $124.7          $ 102.4           $348.3           $266.6
  Home fabrics                                          10.4             13.0             27.2             34.4
                                                      ------           ------           ------           ------
      Total net sales                                 $135.1           $115.4           $375.5           $301.0
                                                      ======           ======           ======           ======

Operating Income (Loss) Per Segment
  Apparel fabrics                                     $ 11.6           $ 10.5           $ 29.6           $ 20.4
    % of Apparel Fabrics Net Sales                       9.3%            10.2%             8.5%             7.6%
  Home fabrics                                        $ (1.7)          $ (1.0)          $ (1.7)          $  (.7)
    % of Home Fabrics Net Sales                        (16.0)%           (7.7)%           (6.3)%           (1.9)%
                                                      ------           ------           ------           ------
  Total                                               $  9.9           $  9.5           $ 27.9           $ 19.7
    % of Total Net Sales                                 7.3%             8.2%             7.4%             6.5%

Net sales for the June quarter 1997 (the third quarter of fiscal 1997) were $135.1 million as compared to $115.4 million for the June quarter 1996 (third quarter of fiscal 1996). Net sales for the first nine months of fiscal 1997 were $375.5 million as compared to $301.0 million for the first nine months of fiscal 1996. Apparel fabrics sales increased $22.3 million or 21.8% during the June quarter 1997 and $81.7 million or 30.6% during the first nine months of fiscal 1997 while home fabrics net sales declined $2.6 million or 20% during the June quarter 1997 and $7.2 million or 20.9% during the first nine months of fiscal 1997. The increases in apparel fabrics net sales reflected a strong business environment as compared to the same periods of fiscal 1996 when the Company's customers were adjusting their inventory levels due to a slow retail environment. The decrease in home fabrics sales was due to a continued weak market for home decorative prints as well as the Company's decision to significantly reduce its sales of unfinished fabrics (greige goods) in the home fabrics business because of a lack of profitability for unfinished fabrics in the home furnishings market.

Operating income was $9.9 million or 7.3% of net sales for the third quarter of fiscal 1997 as compared to $9.5 million or 8.2% of net sales for the third quarter of fiscal 1996. Apparel fabrics operating income increased $1.1 million for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 as a result of higher sales volume. Home fabrics operating income declined $.7 million for the third quarter of fiscal 1997. Home fabrics operating income was adversely impacted by a $2.0 million pre-tax bad debt reserve taken as a result of a major home fabrics customer filing for bankruptcy protection during the quarter. Excluding this charge, home fabrics operating income would have increased $1.3 million to $.3 million for the third quarter of fiscal 1997 as compared to a $1.0 million operating loss in the third quarter of fiscal 1996. This improvement resulted from the reduction in sales of unfinished fabrics and improved gross margins on home fabrics finished goods sales. Operating income for the first nine months of fiscal 1997 was $27.9 million or 7.4% of net sales as compared to $19.7 million or 6.5% of net sales for the first nine months of fiscal 1996. Excluding the $2.0 million bad debt reserve mentioned above, operating income for the first nine months would have been $29.9 million or 8.0% of net sales. The increase in operating income for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 was due primarily to the higher apparel sales volume.

Interest expense was $3.1 million for the June quarter 1997 and $9.2 million for the first nine months of fiscal 1997 as compared to $2.8 million for the June quarter 1996 and $8.5 million for the first nine months of fiscal 1996. The increase in interest expense for both the June quarter 1997 and the first nine months of fiscal 1997 was primarily due to higher debt levels and higher interest rates due to higher spreads over LIBOR, both resulting from the Acquisition.

Net income for the third quarter of fiscal 1997 was $4.2 million or $.35 per common share on a fully diluted basis as compared to net income for the third quarter of fiscal 1996 of $4.1 million or $.34 per common share. Net income for the third quarter of fiscal 1997 was adversely impacted by the $2.0 million pre-tax ($1.2 million after-tax) or $.10 per common share bad debt reserve. Excluding this charge, net income for the third quarter would have been $5.4 million or $.45 per common share. Net income for the first nine months of fiscal 1997, which includes the $2.0 million pre-tax ($1.2 million after-tax) or $.10 per common share bad debt reserve mentioned above, was $11.5 million or $.95 per common share. Net income for the first nine months of fiscal 1996 was $5.9 million or $.49 per common share, which included the pre-tax charge of $1.6 million ($1.0 million after-tax) or $.08 per common share for the write-off of fees and expenses related to the proposed merger with Graniteville. Excluding the above charges, net income for the first nine months of fiscal 1997 would have been $12.7 million or $1.05 per common share as compared to net income of $6.9 million or $.57 per common share for the first nine months of fiscal 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FAS 128") which will be adopted by the Company on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter and nine months ended June 28, 1997 of $.01 per share and $.03 per share, respectively, and in an increase in primary earnings per share for both the quarter and nine months ended June 29, 1996 of $.01 per share. The impact of FAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

The Company's order backlog at June 28, 1997 was $139 million, a 51% increase from the June 29, 1996 backlog of $92 million. As a result of a strong business environment, apparel fabrics backlog was up 71% over the June 29, 1996 level while home fabrics backlog was 32% lower than the previous year primarily due to the bankruptcy of the customer mentioned above. The Company continues to sell to the home fabrics customer who filed for bankruptcy protection and who is now operating as a debtor-in-possession. However, the Company now books orders for that customer only upon receipt of cash deposits.

LIQUIDITY AND CAPITAL RESOURCES
On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank of North Carolina, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. At June 28, 1997, the outstanding term loan principal balance and revolving credit facility principal balance were $34 million and $139 million, respectively. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios. On May 20, 1997, the spread on the Company's LIBOR borrowings was reduced from 1.25% to 1.0% and will remain at 1.0% throughout the September quarter 1997.

On May 13, 1997, the Company amended its term loan and revolving credit facility with the current bank group. The amendment modified the Company's current covenants related to debt service, eliminated the covenant limiting the amount of capital expenditures to be made and permits the Company to enter into a trade receivables securitization transaction. The amendment requires that immediately upon the closing of the proposed trade receivables securitization, the proceeds will be used to pay in full the balance of the term loan and reduce the outstanding balance on the revolving credit facility. The maximum available under the revolving credit facility would then be reduced from $170 million to $155 million. The Company is currently negotiating to enter into the proposed securitization transaction and anticipates that the transaction will be finalized by the December quarter 1997; however, there can be no assurance that the trade receivables securitization will be finalized within the expected time frame or at all.

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

For the first nine months of fiscal 1997, the Company spent approximately $23.5 million for capital expenditures. In fiscal 1997, the Company expects to spend in excess of $30 million on capital expenditures. These expenditures will be primarily for (1) the expansion of the Company's weaving and dyeing and finishing operations, (2) the modernization of the Company's existing spinning and weaving facilities and (3) the installation of a cutting operation and expansion of the Company's garment operations. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving credit facility.

Working capital increased approximately $7.8 million to $127.5 million at June 28, 1997 as compared to $119.7 million at June 29, 1996. The increase in working capital was primarily attributable to a $4.1 million increase in inventories and a $3.3 million increase in prepaid expenses and other current assets. The $4.1 million increase in inventories resulted from the addition of G&L Service Company inventory in fiscal 1997 and an increase of apparel fabrics inventory to support higher apparel fabrics sales, partially offset by reductions in home fabrics greige goods inventory levels. The $3.3 million increase in prepaid expenses and other current assets was primarily due to payments of security deposits associated with the modernization and expansion of the Company's facilities.

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

Item 3.  Defaults Upon Senior Securities (not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.  Other Information (not applicable)

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

         (b)      Reports on Form 8-K - None

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




August 11, 1997
     Date

                                  EXHIBIT INDEX

Exhibit                                                                                Sequential
Number            Description                                                            Page No.
10.34             1996 Restricted Stock Plan of the Company.

10.35             First Amendment to the Amended and Restated
                  Credit Agreement dated May 13, 1997 between
                  Galey & Lord Industries, Inc., the Company and certain subsidiaries and First Union
                  National Bank of North Carolina, as agent and lender.

11                Statement Regarding Computation
                  of Per Share Earnings

27                Financial Data Schedule