Form 10-K
period 1997-09-27
GALEY & LORD INC
filed 1997-12-18
CIK 884124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File Number 0-20080
September 27, 1997

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

                               Title of each class

                          Common Stock, Par Value $.01

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on November 28, 1997, was approximately $109,150,992.

The number of shares outstanding of Common Stock, as of November 28, 1997, was 11,664,490 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1998 annual meeting of stockholders of the Company are incorporated by reference into Part III.

                                                    Exhibit Index at Pages 45-48

                                     PART I

Item 1.  BUSINESS

General

       Galey & Lord, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1987 for the purpose of acquiring, in February 1988, substantially all of the assets of the Blends Apparel and Prints divisions of Burlington Industries, Inc. ("Burlington"). The Company acquired these businesses through its wholly-owned subsidiary Galey & Lord Industries, Inc. ("Industries") and conducts all of its operations through Industries and its subsidiaries and has no significant assets other than shares of Industries. Prior to April 1992, the Company was known as Galey & Lord Holdings, Inc., and its operating subsidiary was known as Galey & Lord, Inc. In June 1996, the Company, through a subsidiary of Industries, G&L Service Company, North America, Inc. ("G&L Service Company"), acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated. Unless otherwise specified herein, all references to the Company or the Registrant include the Company, Industries, G&L Service Company and Dimmit.

       The Company is a leading developer, manufacturer and marketer of high quality woven cotton and cotton blended apparel fabrics. It principally sells fabrics to well-known manufacturers of sportswear for use in the production of men's, women's and children's pants and shorts and to manufacturers of commercial uniforms. The Company's technical expertise in finishing enables it to provide a number of fabrics to its customers that are not otherwise available in the domestic marketplace. The location of the Company's facilities in the United States and Mexico enables it to respond quickly to customers' changing needs, as well as their increasing demands for tight production schedules and rapid delivery.

       In April 1994, the Company, through Industries, acquired the Decorative Prints Division of Burlington. This business, which was renamed Galey & Lord Home Fashion Fabrics, sells greige, dyed and printed fabrics to the home furnishings trade for use in bedspreads, comforters and curtains.

       On September 19, 1995, the Company closed its printed apparel fabrics businesses, made up of Galey & Lord Prints and Galey & Lord Group II, due to declining business conditions that the printed apparel fabrics businesses had experienced since 1992. As a result of the closing, the Company ceased operations at its Specialty Plant on that date and has laid off approximately 450 employees located primarily in Society Hill, South Carolina and New York City.

       On June 7, 1996, the Company, through its subsidiary, G&L Service Company acquired the capital stock of Dimmit and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition (the "Mexico Acquisition"). Dimmit is composed of six manufacturing facilities located in Piedras Negras, Mexico and sews and finishes pants and shorts for the casual wear market. Funding for the Mexico Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. The results of operations of G&L Service Company and Dimmit have been included in the consolidated financial statements from the date of acquisition.

On October 27, 1997, the Company entered into an agreement with Polymer Group, Inc. and its affiliate, DT Acquisition Inc. ("DTA"), to acquire from DTA the apparel fabrics business (the "Dominion Acquisition") of Dominion Textiles Inc. ("Dominion") in the event that DTA successfully completes its tender offer to purchase the capital stock of Dominion. Dominion's apparel fabrics business to be acquired by the Company primarily consists of several direct and indirect subsidiaries and operating divisions of Dominion which manufacture and market denim fabrics and fabrics for the commercial uniform market. Under the current terms of DTA's tender offer, Dominion's shareholders may tender their shares of Dominion's common stock for CDN $14.50 and shares of Dominion's preferred stock for CDN $150.00 until 4 p.m. Toronto time on December 29, 1997. As of December 15, 1997, 98.56% of Dominion's shares of common stock held by the public and 92.7% of Dominion's shares of preferred stock held by the public have been tendered. The completion of the tender offer and the Dominion Acquisition are both subject to, among other things, certain governmental and other regulatory approvals. It is currently anticipated that the tender offer will be completed in December 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events."

Products and Customers

       The following chart sets forth the Company's net sales for both the apparel fabrics segment, comprised of woven fabrics and G&L Service Company, and the home fabrics segment, comprised of Home Fashion Fabrics, for each of the last three fiscal years.

                                                                         Fiscal Year
                                                 1997                       1996                           1995
                                       ------------------------    -------------------------     -------------------------
                                                               (dollar amounts in thousands)
Apparel fabrics.....................      $456,597       92.5%         $364,157       88.5%          $443,544        88.3%
Home fabrics........................        36,765        7.5%           47,298       11.5%            58,676        11.7%
                                       -----------    --------      -----------    --------        ----------      -------
      Totals........................      $493,362      100.0%         $411,455      100.0%          $502,220       100.0%
                                          ========      ======         ========      ======          ========       ======

         For additional financial information with respect to the apparel fabrics segment and home fabrics segment, see Note M to the Company's consolidated financial statements contained herein.

         Apparel fabrics. The Company's principal products are spun woven mediumweight cotton and cotton blended apparel fabrics. Fabric styles are distinguished by weave (twills, poplins, canvas and corduroy), interlacing and weight. In conjunction with the formation of G&L Service Company and the Mexico Acquisition in June 1996, the Company began offering sewn garments to its current customer base.

         The Company's strategy is to manufacture a relatively limited number of basic fabric styles and to enhance the value of fabrics to its customers through a wide variety of sophisticated mechanical and chemical finishing processes, including dyeing, napping, sueding and prewashing. The Company offers fabrics in a variety of finishes including wrinkle-resistant and soil release finishes and offers an extensive range of colors to respond to its customers' particular product requirements. The Company works closely with its customers and weaves basic fabrics according to projected sales based on strong indications from major customers, but only dyes and finishes according to specific purchase orders. This practice allows the Company to respond quickly to actual demand and has resulted in improved operating efficiencies and inventory control.

         The Company's woven apparel fabrics are sold to apparel manufacturers that sell principally to four end-user customer groups: menswear, uniforms, branded womenswear and private label womenswear. Fabrics produced by the Company for menswear apparel manufacturers are principally high quality mediumweight fabrics used to manufacture pants and shorts. The Company's primary menswear customers include Levi Strauss & Co., Tropical Sportswear International Corp., Haggar Apparel Co., and Farah Incorporated. The Company also sells to suppliers of private label mail order marketers, including Lands' End, Inc. and L.L. Bean, Inc.

         In the branded womenswear apparel fabric market, the Company sells woven fabrics principally for women's pants, skirts and shorts. The Company's primary customers are leading women's apparel manufacturers, including Liz Claiborne, Polo Ralph Lauren Corp., Levi Strauss & Co., Inc., Tommy Hilfiger, Calvin Klein and the Polo Jean Co.

         Fabrics for private label womenswear are principally sold to garment manufacturers that supply women's pants, skirts and shorts to department stores and mass merchandisers. Major end-use customers include Wal-Mart Stores, Inc., Kmart Corporation, J.C. Penney Co. Inc., Sears Roebuck & Company and Montgomery Ward. Increasingly, end-use customers are working directly with the Company to develop fabrics for garments sold by them and specify that the Company's fabrics be used by their suppliers.

         The Company manufactures corduroy to customer order in various wales and widths. Corduroy is sold to manufacturers of menswear, womenswear and childrenswear. The Company believes that it is the only vertically-integrated domestic producer of corduroy. The Company's major corduroy customers include Levi Strauss & Co., H.D. Lee Co., Inc., Aalfs Manufacturing, Polo Ralph Lauren Corp. and Haggar Apparel Co.

         The Company's uniform fabrics are distributed to the industrial laundry market, the hospitality market and to the healthcare market. Durability of fabric, compliance with strict standards for fitness for use, continuity of color and customer service are the factors most important to the Company's customers. The Company sells chemically treated fabrics, including fabrics treated with Flamex(TM), a fire retardant finish, and Bioguard(TM), an anti-bacterial finish. Customers for uniform fabrics include Cintas Corporation, Riverside Mfg. Co., Garment Corporation of America, Kellwood Company and Superior Surgical Manufacturing Co.

         In June 1996, the Company, through its subsidiary, G&L Service Company, purchased Dimmit to take advantage of the movement of garment manufacturing from the Pacific Rim to the Western Hemisphere. Dimmit sews and finishes pants and shorts for the casual wear market. Also, a number of the Company's apparel fabrics customers outsource some or all of their garment production, often dealing with several suppliers to complete each garment. The Mexico Acquisition has allowed the Company to offer a package of fabric and garments from one source to its current customers. The Company believes that by purchasing garments from a single source of supply, its customers will reduce their logistical and quality problems and their lead times. The Company believes that offering its customers a single source of supply represents a major step in changing the current manufacturing chain. Customers for G&L Service Company include Polo Ralph Lauren Corp., Liz Claiborne, Levi Strauss & Co., Jones Apparel Group and Calvin Klein.

         Home fabrics. As a result of the April 1994 acquisition of the Home Fashion Fabrics Division from Burlington, the Company entered into the non-apparel textile market. This division manufactures and sells greige, dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories. Home Fashion Fabrics' major customers include Arley Merchandise Corp., Regency Home Fashions Inc., Burlington Industries, Inc. and Dan River, Inc.

         General. Apparel fabric sales for fiscal year 1997 and fiscal year 1996 to various divisions of Levi Strauss & Co., Inc. accounted for approximately 21.6% and 17.4% , respectively, of the Company's total net sales for each year. These divisions of Levi Strauss & Co. Inc. purchase fabrics from the Company independently of each other, and the loss of business from any one division would not necessarily affect the Company's orders from other divisions. No other customer accounts for more than 5% of the Company's total net sales.

         At September 27, 1997, the Company had more than 2,200 customer accounts.

Marketing

         The Company markets its products through two segments, apparel fabrics and home fabrics, with five main areas of distribution: Sportswear, Uniform Fabrics, Corduroy Fabrics, G&L Service Company and Home Fashion Fabrics. The Company's principal marketing functions are based in New York City in order to be close to major apparel manufacturing customers. The Company also has regional sales offices located in Los Angeles, San Francisco and Dallas. The Company employs marketing executives and salespersons and several independent sales agents.

         Sales personnel work continually with major fabric and garment customers who may provide information to the Company to develop product lines as much as 18 months in advance of actual shipment. Until a customer selects particular colors and finishes and the dyeing and finishing process begins (between two and six weeks before anticipated shipment), unfinished woven fabrics can be used for a large variety of customers. The Company believes that the coordination of its marketing and production processes enhances its flexibility to respond quickly to both apparel and home furnishings manufacturers' requirements.

Manufacturing

         Apparel fabrics. The Company is a vertically-integrated manufacturer of dyed and finished woven cotton and cotton blended apparel fabrics with various plants involved in spinning, weaving and state-of-the-art dyeing and finishing. In conjunction with the formation of G&L Service Company and the Mexico Acquisition in June 1996, the Company began offering sewn and finished garments to its current customer base.

         The Company either spins or purchases the yarn it uses to weave fabrics. The yarn is woven into fabric using high-speed air-jet looms. All woven fabrics sold by the Company are either dyed or finished. Special chemicals and resins may be applied to a fabric to give it special properties, including wrinkle resistance and soil release. The finishing process used by the Company depends upon the type and style of fabrics being produced in accordance with customer specifications. Fabrics are woven by the Company based on projected sales but are dyed and finished only according to customer purchase orders. Customer orders typically are completed between three and five weeks after a customer selects colors and finishes.

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

         In order to operate its dyeing and finishing facility at optimum capacity, the Company purchases greige fabrics from outside sources to fill orders and does not rely solely on production by its spinning and weaving facilities. During periods of lower demand for dyed and finished fabrics, the Company reduces its purchases of greige fabrics from outside sources to keep its spinning and weaving facilities operating at full or near full capacity. In fiscal 1997, the Company's greige manufacturing facilities as well as the Company's dyeing and finishing facilities operated at full capacity.

         Through G&L Service Company, the Company sews and finishes garments for its apparel customers. The location of the Company's garment manufacturing facilities in Mexico allow the Company to respond quickly to the needs of its United States apparel customers and to compete effectively with competitors in the Far East who have longer lead times for delivery of goods to the United States. In response to rising demand for the Company's garments, the Company currently plans to open a new garment manufacturing facility in Monclova, Mexico during fiscal 1998.

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

         The United States restricts the importation of cotton. In order to make the price of domestic cotton competitive with prices quoted in the world market, the United States Department of Agriculture has adopted a program under which it pays rebates to users of domestically produced cotton when domestic prices exceed world prices, based upon a formula. The domestic price for cotton did not begin to exceed the world price for cotton until July 1997. Since that time, the criteria for receiving rebates has been met and the Company has received the related rebates.

         The principal man-made fiber purchased by the Company is polyester. The Company currently purchases man-made fibers for its woven fabrics from two principal suppliers. Such fibers are readily available from other suppliers. The Company has not experienced any difficulty in obtaining sufficient quantities of man-made fibers.

         The Company purchases greige cotton, cotton blended fabrics and selected synthetic fabrics for its apparel fabrics segment to supplement its own production. Greige fabric is available from a large number of suppliers.

         The Company purchases its dyes and chemicals from several suppliers. Dyes and chemicals are available from a large number of suppliers, and the Company has not experienced any difficulty in obtaining sufficient quantities.

         The Home Fashion Fabrics Division employs the services of several outside processors to dye or print the greige fabric in accordance with the customer's specifications. The Company has established strong relationships with the outside processors and has not experienced any difficulty in meeting customer delivery dates. These services are available from many other outside processors which are also capable of meeting the same production schedules (delivery within three to four weeks after ordered).

Trademarks and Patents

         The Company owns, or has the right to use under license various patents, trademarks and service marks. The "Flamex" and "Galey & Lord" trademarks are registered with many countries worldwide, including the United States Patent and Trademark Office. Other than the "Galey & Lord" trademark, which expires in May 2009 and may be renewed thereafter for a 20-year term, the Company does not consider any of its patents, licensed technology, trademarks or service marks to be material to the conduct of its business.

Backlog

         The Company's order backlog consists of orders that are not subject to cancellation prior to shipment, although the Company has in the past accommodated customer requests for order deferments due to unusual circumstances. The Company's order backlog at September 27, 1997 was $135 million, a 37% increase from the September 28, 1996 backlog of $99 million. Apparel fabrics backlog increased 46% as a result of a stronger business environment than fiscal 1996. Home fabrics backlog decreased 13%, primarily due to a decline in orders from a Home Fashion Fabrics customer who filed for bankruptcy protection during the June quarter 1997. The customer was subsequently sold and the Company is selling to the new owner under standard credit terms.

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

         G&L Service Company allows the Company to offer its apparel fabrics customers a finished garment. The Company is not aware of any other domestic sportswear producers that are currently able to offer the same services. The Company believes it achieves a competitive advantage over the small contract sewing and finishing operations located in Mexico and the Caribbean because of its ability to reduce customers' lead times and improve quality by eliminating the need to use multiple vendors.

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

         The passage of the North American Free Trade Agreement ("NAFTA") during 1994 is believed to have a positive effect on the Company. NAFTA phases out quotas and duties on textiles and apparel shipped between Mexico, the United States and Canada. NAFTA's yarn forward rule of origin assures that only those textiles produced in NAFTA countries will benefit from the phasing out of quotas and duties. The Company believes that with the NAFTA benefits noted above and with Mexican labor costs, which are competitive with those of the Far East, NAFTA is resulting in increased apparel fabric and garment manufacturing in this hemisphere.

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

         Under the "807" tariff program and NAFTA, the Company's customers have purchased fabric from the Company's fabric business and shipped it to small contract sewing and finishing companies in Mexico and the Caribbean. The Company responded to this outsourcing by forming G&L Service Company, which acquired Dimmit in June 1996. Dimmit sews and finishes pants and shorts for the casual wear market in its six manufacturing facilities located in Piedras Negras, Mexico. The Mexico Acquisition allows the Company to offer its current apparel customers a quality, finished garment. The Company believes it has a competitive advantage over these contract sewing and finishing companies because it can reduce required lead times and improve the quality of the finished garment by controlling the entire manufacturing process. The Company also believes that the combination of United States fabric and Mexican competitive sewing costs allow it to compete effectively with garment producers in the Far East.

Employees

         At September 27, 1997, the Company had 3,868 United States employees, none of whom were covered by a collective bargaining agreement. Of these employees, 3,281 were employed in manufacturing and 587 in administration and sales. Substantially all of the Company's employees are full-time. The Company believes that its employee relations are excellent.

         At September 27, 1997, Dimmit had 2,416 employees in Mexico. The majority of these employees are covered by a collective bargaining agreement which expires January 1, 1999. The Company experienced labor disruptions in Mexico during the fourth quarter of fiscal year 1997 due to concerns that the union employees had related to the election of their local union leader. Throughout this time, the Company's relationship with the union remained strong, and the Company believes that the labor problems have been resolved. In January 1998, the Company will be negotiating the minimum pay scale for its Mexican employees for the upcoming year with union officials.

Regulation

         The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances, particularly the Federal Water Pollution Control Act, the Clean Air Act of 1970 (as amended in 1990), the Resource Conservation and Recovery Act, as amended, and the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended. The Company does not believe that there is a reasonable likelihood that its compliance efforts with currently applicable environmental laws and regulations will materially affect its operations or financial condition.

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

Forward-Looking Statements

         This 1997 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, weather-related delays, general economic conditions and other risks and uncertainties that may be detailed herein.

Item 2.  PROPERTIES

         The following table sets forth the general location, principal uses and approximate size of the Company's principal properties and whether such properties are leased or owned:

                                                                                             Approximate   Leased
                                                                                               Area in       Or
Facility Name                Location                                 Use                    Square Feet    Owned
-------------                --------                                 ---                    -----------    -----
Flint......................  Gastonia, NC              Spinning                                 250,000    Owned

Brighton...................  Shannon, GA               Spinning and weaving                     877,000    Owned

McDowell...................  Marion, NC                Weaving                                  222,000    Owned

Society Hill...............  Society Hill, SC          Dyeing and finishing                     527,000    Owned

Society Hill II............  Society Hill, SC          Dyeing, finishing and warehousing        250,000    Owned

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

Caroleen...................  Caroleen, NC              Spinning                                 375,000    Owned

Corporate Offices..........  Greensboro, NC            Corporate                                 24,000    Leased

Executive Offices..........  New York, NY              Executive and sales office                22,000    Leased

Blue Warehouse.............  Society Hill, SC          Greige and finished cloth storage        100,000    Owned

Hermitage Warehouse........  Rome, GA                  Cotton and yarn storage                   45,000    Leased

Riverside Warehouse........  Rome, GA                  Cotton and yarn storage                   20,000    Leased

Red Warehouse..............  Marion, NC                Yarn storage                              33,000    Owned

Elm Street Warehouse.......  Greensboro, NC            Finished cloth storage                   108,000    Owned

Dimmit Industries..........  Piedras Negras, MX        6 sewing & garment finishing facilities  228,000    Leased

Eagle Pass Warehouse.......  Eagle Pass, TX            1 cutting and 1 warehousing facility      16,000    Leased

         The Company believes that its facilities are suitable for its current level of operations and that the Company could expand productive capacity for its foreseeable needs at relatively low capital cost. In response to rising demand for the Company's garments, the Company currently plans to open a new garment manufacturing facility in Monclova, Mexico during fiscal 1998.

         The Company's executive and sales offices located at 980 Avenue of the Americas, New York, New York are occupied pursuant to a lease that expires in 2003. The lease for corporate offices in Greensboro, North Carolina also expires in 2003, with a five-year renewal option.

Item 3.  LEGAL PROCEEDINGS

         The Company was notified last year by the South Carolina Department of Health and Environmental Control that tests of two boilers at its Society Hill facility located in Society Hill, South Carolina, showed that such boilers were operating outside the parameters of the facility's South Carolina air quality permit. During fiscal year 1997, the Company identified the problem with the boilers and brought the facility back into compliance with air permit limitations. The cost to the Company to resolve this issue was immaterial and was limited to the actual repair of the boilers.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.        MARKET FOR THE COMPANY'S COMMON STOCK
               AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $.01 par value, (the "Common Stock") is traded on the New York Stock Exchange under the symbol "GNL". As of November 28, 1997, the Company had approximately 2,000 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.


                             1997                              1996
                     ------------------                -------------------
                       High        Low                   High       Low

First Quarter........ $14 7/8    $12 1/2               $13 5/8      $9 1/2

Second Quarter....... $19        $14 3/4               $11 1/8      $9 1/8

Third Quarter........ $18        $14 1/2               $11 1/2      $8 7/8

Fourth Quarter....... $20        $15 3/4               $12 3/4      $9 1/4

         No dividend or other distribution with respect to the Common Stock has ever been paid by the Company. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors. The Company currently does not intend to pay any cash dividends in the foreseeable future; rather, the Company intends to retain earnings to provide for the operation and expansion of its business. Certain restrictive covenants contained in the agreement governing the Company's term loan and revolving credit line currently limit its ability to make dividend and other payments.

Item 6.  SELECTED FINANCIAL DATA

                       SUMMARY OF SELECTED FINANCIAL DATA
                      (In Thousands, Except Per Share Data)

                                                                                            FISCAL YEAR
Statements of Operations Data (1):                                    1997(2)       1996(3)        1995 (4)      1994 (5)      1993
                                                                      -------       -------        -----         -----         ----
Net sales......................................................   $ 493,362     $ 411,455      $ 502,220      $451,130      $385,841
Cost of sales..................................................     439,207       367,992        451,314       396,911       344,007
Gross profit...................................................      54,155        43,463         50,906        54,219        41,834
Selling, general and administrative expenses...................      18,123        13,526         15,877        14,705        13,799
Amortization of goodwill.......................................       1,679         1,298          1,119           549           145
Business closing charge........................................           -             -         12,065             -             -
Operating income...............................................      34,353        28,639         21,845        38,965        27,890
Interest expense...............................................      12,326        11,579         13,103         8,276         6,465
Write-off of merger costs......................................           -         1,600              -             -             -
Income before income taxes and extraordinary items.............      22,027        15,460          8,742        30,689        21,425
Income tax expense.............................................       8,350         5,982          3,390        11,803         8,014
Income before extraordinary items
   and accounting change.......................................      13,677         9,478          5,352        18,886        13,411
Extraordinary items............................................           -             -         (1,342)            -             -
Cumulative effect of change in accounting method...............           -             -              -        (1,603)            -
Net income.....................................................  $    13,677   $    9,478     $    4,010    $   17,283    $   13,411

Weighted average number of shares outstanding..................      12,160        11,960         12,041        12,106        11,972
Net income per common share - fully diluted:
Income before extraordinary items..............................   $    1.12     $     .79      $     .44     $    1.56     $    1.12
Extraordinary items............................................           -             -          (0.11)            -             -
Cumulative effect of change in accounting method...............           -             -              -         (0.13)            -
Net income - fully diluted.....................................   $    1.12     $     .79      $     .33     $    1.43     $    1.12
Cash dividends per common share................................   $       -     $       -      $       -     $       -     $       -

Balance Sheet Data:
  Total assets.................................................   $ 349,191     $ 304,876      $ 305,039      $299,015      $202,350
  Long-term debt...............................................     176,755       149,265        162,084       149,899        95,223
  Stockholders' equity.........................................     104,317        89,645         81,879        77,719        59,067

(1) The Company uses a 52-53 week fiscal year. All fiscal years presented were 52-week years.
(2) Selling, general and administrative expenses include a $3.0 million pre-tax charge taken due to the bankruptcy of a Home Fashion Fabrics customer.
(3) Includes the write-off of merger costs associated with the termination of the previously announced merger of the Company and the Graniteville Company.
(4) Includes the business closing charge related to closing the Company's printed apparel fabrics businesses. See Note C to the Company's consolidated financial statements.
(5) Includes the acquisition of Home Fashion Fabrics which occurred on April 29, 1994.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS

On October 27, 1997, the Company entered into an agreement with Polymer Group, Inc. and its affiliate, DTA, to acquire from DTA the apparel fabrics business of Dominion in the event that DTA successfully completes its tender offer to purchase the capital stock of Dominion. Dominion's apparel fabrics business to be acquired by the Company primarily consists of several direct and indirect subsidiaries and operating divisions of Dominion which manufacture and market denim fabrics and fabrics for the commercial uniform market. Under the current terms of DTA's tender offer, Dominion's shareholders may tender their shares of Dominion's common stock for CDN $14.50 and shares of Dominion's preferred stock for CDN $150.00 until 4 p.m. Toronto time on December 29, 1997. As of December 15,1997, 98.56% of Dominion's shares of common stock held by the public and 92.7% of Dominion's shares of preferred stock held by the public have been tendered. The completion of the tender offer and the Dominion Acquisition are both subject to, among other things, certain governmental and other regulatory approvals. It is currently anticipated that the tender offer will be completed in December 1997. On November 19, 1997, the Company entered into a forward exchange contract for CDN $370 million to protect itself against Canadian dollar fluctuations.

The Company has obtained commitments from First Union National Bank to provide the financing to fully fund the Dominion Acquisition. The total commitment of $720 million will consist of approximately $470 million of senior financing, including a revolving line of credit and a term loan, which will be used to refinance the Company's existing senior bank credit facility and to finance the Dominion Acquisition, and approximately $250 million of senior subordinated financing which will be used to finance the Dominion Acquisition. The Company currently anticipates that the Dominion Acquisition will be completed in January 1998.

On April 23, 1997, the Company's Board of Directors authorized the Company's Management to purchase up to 900,000 shares or 7.7% of the Company's outstanding common stock from time to time over the following twelve months at prevailing prices in open-market transactions. As of September 27, 1997, under the current buy back program, the Company has acquired 12,201 shares of its outstanding common stock at an average price of $16.04 per common share. Under the Company's previous stock buy back program, which terminated January 16, 1997, the Company acquired 197,003 shares of its outstanding common stock at an average price of $10.07 per common share.

On June 7, 1996, the Company, through its subsidiary, G&L Service Company, acquired the capital stock of Dimmit and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition. Dimmit is composed of six manufacturing facilities located in Piedras Negras, Mexico and sews and finishes pants and shorts for the casual wear market. Funding for the Mexico Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility.

On January 25, 1996, the Company and Triarc Companies, Inc. ("Triarc") mutually agreed not to go forward with their previously announced merger of the Company and the Graniteville Company, a subsidiary of Triarc, due to economic conditions existing at that time in the retail, textile and apparel sectors. The Company incurred fees and expenses related to the merger of $1.6 million and took a charge during the fiscal year 1996 for the write-off of those costs.

On September 19, 1995, the Company closed its printed apparel fabrics businesses due to declining business conditions that the printed apparel fabrics businesses had experienced since 1992. As a result of the closing, the Company ceased operations at its Specialty Plant on that date and laid off approximately 450 employees located primarily in Society Hill, South Carolina and New York City. During the September quarter 1995, the Company incurred a $12.1 million business closing charge ($7.4 million or $.62 per share after tax), consisting primarily of $3.2 million of severance and other employee related costs associated with employee layoffs, all of which has been paid, $5.4 million of losses on the disposal of machinery and equipment and $2.9 million of losses on the disposal of raw material and supply inventory. As of September 27, 1997, the Company had incurred substantially all of the losses associated with the disposal of its machinery and equipment and raw material and supply inventory.

Printed apparel fabrics, made up of Galey & Lord Prints and Galey & Lord Group II, represented $33.8 million or 6.7% of the Company's net sales in fiscal 1995 and had operating losses of $13.4 million in fiscal 1995.

RESULTS OF OPERATIONS

The Company's operations are classified into two business segments: apparel fabrics, comprised of woven fabrics and G&L Service Company, and home fabrics, comprised of Home Fashion Fabrics. Results for 1997, 1996 and 1995 for each segment are shown below:

                                                             Fiscal Year Ended
                                                             -----------------
                                        September 27,           September 28,         September 30,
                                           1997                    1996                  1995
                                           ----                    ----                  ----
                                                    (in millions except percentages)
Net Sales Per Segment
  Apparel Fabrics                          $ 456.6               $ 364.2                 $ 443.5**
  Home Fabrics                                36.8                  47.3                    58.7
                                           -------               -------                 -------
  Total                                    $ 493.4               $ 411.5                 $ 502.2
                                           =======               =======                 =======
Operating Income (Loss) Per Segment
  Apparel Fabrics                          $  36.8               $  29.9                 $  29.2**
    % of Apparel Fabrics Net Sales             8.1%                  8.2%                    6.6%**
  Home Fabrics                             $  (2.4)*             $  (1.3)                $   4.7
    % of  Home Fabrics Net Sales              (6.8)%*               (2.7)%                   8.0%
  Business Closing Charge                  $   -                 $   -                   $ (12.1)
                                           -------               -------                 -------
  Total                                    $  34.4               $  28.6                 $  21.8
    % of  Total Net Sales                      7.0%                  7.0%                    4.3%

* Operating income for the home fabrics segment for fiscal 1997 includes a $3.0 million pre-tax charge taken due to the bankruptcy of a Home Fashion Fabrics customer.

** Net sales and operating income for the apparel fabrics segment for fiscal 1995 include the results for the printed apparel fabrics businesses, which were closed on September 19, 1995.

The Company's order backlog at September 27, 1997 was $135 million, a 37% increase from the September 28, 1996 backlog of $99 million. Apparel fabrics backlog increased 46% as a result of a stronger business environment than fiscal 1996. Home fabrics backlog decreased 13%, primarily due to a decline in orders from a Home Fashion Fabrics customer which filed for bankruptcy protection during the June quarter 1997. The customer was subsequently sold and the Company is selling to the new owner under standard credit terms.

FISCAL 1997 COMPARED TO FISCAL 1996

Net Sales

Net sales for fiscal 1997 were $493.4 million compared to $411.5 million for fiscal 1996. The $81.9 million increase in net sales resulted from a $92.4 million increase in apparel fabrics net sales, which was partially offset by a $10.5 million decline in home fabrics net sales. The increase in apparel fabrics net sales resulted from a stronger business environment during fiscal 1997 as compared to fiscal 1996 when the Company's customers were adjusting their inventory levels due to a slow retail environment.

The decrease in home fabrics sales was due to a continued weak market for home decorative prints as well as the Company's decision to significantly reduce its sales of unfinished fabric (greige goods) in the home fabrics business because of a lack of profitability for unfinished fabrics in the home furnishings market.

Operating Income

Operating income for fiscal 1997 was $34.4 million compared to $28.6 million in fiscal 1996. The increase in apparel fabrics operating income was primarily a result of higher sales volume. Home fabrics operating income was adversely impacted by a $3.0 million pre-tax charge taken due to the bankruptcy of a home fashions customer. Excluding this charge, home fabrics operating income would have increased $1.9 million to $.6 million for fiscal 1997. This improvement resulted from the reduction of sales of unfinished fabrics and improved gross margins on home fabrics finished goods sales.

Interest Expense

Interest expense was $12.3 million in fiscal 1997 compared to $11.6 million in fiscal 1996. The increase was due to higher debt levels and higher interest rates in fiscal 1997 compared to fiscal 1996. The increased debt was due to higher working capital requirements and capital expenditures in fiscal 1997 as compared to fiscal 1996. Both of these items increased to support higher sales and the future growth of the Company. The average interest rate paid by the Company on its bank debt in fiscal 1997 was 6.9% as compared to 6.7% in fiscal 1996.

Net Income and Net Income Per Share

Net income for fiscal 1997 was $13.7 million or $1.12 per common share which included the $3.0 million pre-tax ($1.8 million after-tax) or $.15 per common share bad debt charge taken due to the bankruptcy of a Home Fashion Fabrics customer. Excluding this charge, net income would have been $15.7 million or $1.27 per common share in fiscal 1997. Net income for fiscal 1996 was $9.5 million or $.79 per common share which included the pre-tax charge of $1.6 million ($1.0 million after-tax) or $.08 per common share for the write-off of fees and expenses related to the termination of the proposed Graniteville merger. Excluding these charges, net income would have been $10.5 million or $.87 per common share in fiscal 1996.

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

Net Income and Net Income Per Share

Net income for fiscal 1996 was $9.5 million or $.79 per common share which included the pre-tax charge of $1.6 million ($1.0 million after-tax) or $.08 per common share for the write-off of fees and expenses related to the termination of the proposed Graniteville merger. Net income for fiscal 1995 was $4.0 million or $.33 per common share which included the $12.1 million pre-tax business closing charge, $13.4 million of operating losses related to the printed apparel fabrics businesses and a $1.3 million extraordinary charge for the write-off of loan fees and prepayment penalties associated with the Company's debt refinancing in April 1995. Excluding the one-time charges and above losses for both years, net income would have been $10.5 million or $.87 per common share in fiscal 1996 and $21.0 million or $1.74 per common share in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained commitments from First Union National Bank to provide the financing to fully fund the Dominion Acquisition. The total commitment of $720 million will consist of approximately $470 million of senior financing, including a revolving line of credit and a term loan, which will be used to refinance the Company's existing senior bank credit facility and to finance the Dominion Acquisition, and approximately $250 million of senior subordinated financing which will be used to finance the Dominion Acquisition.

On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank of North America, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. At September 27, 1997, the outstanding term loan balance and revolving credit facility balance were $31 million and $151.1 million, respectively. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios. The Company's obligations under the credit facility are secured by all of the Company's inventory, equipment, accounts receivable and general intangibles, and a pledge by the Company of all the outstanding capital stock of its wholly-owned domestic subsidiaries, Galey & Lord Industries, Inc. and G&L Service Company, and a pledge of 65% of the outstanding capital stock of its foreign subsidiary, Dimmit.

On May 13, 1997, the Company amended its term loan and revolving credit facility with its current bank group. The amendment modified the Company's current covenants relating to debt service, eliminated the covenant limiting the amount of capital expenditures to be made, and permitted the Company to enter into a trade receivables securitization transaction. The amendment requires that immediately upon the closing of any trade receivables securitization, the proceeds will be used to pay in full the balance of the term loan and reduce the outstanding balance on the revolving credit facility. The maximum available under the revolving credit facility would then be reduced from $170 million to $150 million.

During January 1996, the Company entered into interest rate swaps on $50 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swaps assure that the Company, under its current credit agreement, will pay a maximum rate of 6.77% (LIBOR fixed at 5.27% plus the maximum spread allowed under the credit agreement of 1.5%) on $25 million of bank debt for a two-year period and 7.03% (LIBOR fixed at 5.53% plus the maximum spread allowed under the credit agreement of 1.5%) on the other $25 million of bank debt for a five-year period. The amount paid or received under the swap agreements is based on the changes in actual interest rates and is recorded as an adjustment to interest expense. The fair value of these interest rate swaps, as determined by a member of the Company's bank group, at September 27, 1997, was $579,000 and was not recognized in the financial statements. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by any of the other parties.

In fiscal 1997, the Company spent $36.6 million for capital expenditures, a significant portion of which was used to expand and modernize the Company's weaving and dyeing and finishing plants. The Company expects to spend approximately $22 million for capital expenditures in fiscal 1998, without giving effect to the completion of the proposed Dominion Acquisition. These expenditures will be primarily for the ongoing modernization of the Company's weaving and dyeing and finishing facilities and for the expansion of the Company's garment operations in Mexico. During fiscal 1998, the Company will open its new garment manufacturing facility in Monclova, Mexico. The new operation will be located in a leased building; therefore, the capital expenditures requirements related to this expansion will be limited to the purchase of the new equipment. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving credit facility.

Working capital increased approximately $22.8 million to $130.5 million at September 27, 1997 as compared to $107.7 million at September 28, 1996. The increase in working capital was primarily attributable to a $15.6 million increase in inventories and a $6.5 million increase in accounts receivable, partially offset by a $2.5 million increase in accounts payable. The $15.6 million increase in inventories resulted from the addition of G&L Service Company inventory in fiscal 1997 and an increase in apparel inventories to support higher apparel fabrics sales, partially offset by reductions in home fabrics greige goods inventory levels. The $6.5 million increase in accounts receivable was primarily a result of increased net sales over the prior year. The increase in accounts payable resulted from higher outside cloth purchases in fiscal year 1997 due to higher sales volume and from normal fluctuations in the timing of purchases and payments.

At September 27, 1997, the Company's additional borrowing availability under its revolving credit facility was $9.9 million. The average interest rate on balances outstanding under the Company's term loan and revolving credit facility was 6.88% at September 27, 1997 as compared to an average rate of 7.15% at September 28, 1996.

The Company anticipates that cash requirements, including working capital and capital expenditures, will be met through funds generated from operations and through borrowings under the Company's revolving credit facility. In addition, from time to time, the Company uses borrowings under secured bank loans, through capital leases or through operating leases for various equipment purchases.

The Company has completed its assessment regarding the Year 2000 issue and has developed an implementation plan which utilizes internal resources. A significant portion of the Company's systems were developed within the last ten years and already encompass Year 2000 compliance. It is anticipated that the remaining systems will be updated and tested well before the Year 2000 at a minimal cost to the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("FAS 128") which will be adopted by the Company on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended September 27, 1997, September 28, 1996 and September 30, 1995 of $.04, $.01 and $.01 per share, respectively. Under the new requirements for calculating fully diluted earnings per share, the dilutive effect of certain target stock price performance options will be excluded. The impact is expected to result in an increase in fully diluted earnings per share for the years ended September 27, 1997 and September 28, 1996 of $.02 and $.01 per share, respectively. The impact is expected to result in no change to fully diluted earnings per share for the year ended September 30, 1995.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differs from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of FAS 131 will not affect the Company's results of operations or financial position, but may affect the disclosure of segment information.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Galey & Lord, Inc.

       We have audited the accompanying consolidated balance sheets of Galey & Lord, Inc. as of September 27, 1997 and September 28, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 27, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galey & Lord, Inc. at September 27, 1997 and September 28, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

       As discussed in Note A to the consolidated financial statements, effective October 1, 1995, the Company changed its method of accounting for stock-based compensation.

                                                               Ernst & Young LLP


Greensboro, North Carolina
October 30, 1997, except for Notes B and E as to which the date is November 19, 1997

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands, except par value amounts)

                                     ASSETS
                                                                                                   September 27,    September 28,
                                                                                                        1997             1996
                                                                                                   ---------------  ------------
Current assets:
    Cash and cash equivalents....................................................................      $  2,277         $  3,799
    Trade accounts receivable, less deductions for doubtful receivables, discounts, returns and
      allowances of $4,687 in 1997 and $1,434 in 1996 (Note E)...................................        80,633           74,180
    Sundry notes and accounts receivable.........................................................           206              164
    Inventories (Notes D and E)..................................................................        92,517           76,934
    Income taxes receivable (Note F).............................................................         1,412                -
    Deferred income taxes (Note F)...............................................................             -              404
    Prepaid expenses and other current assets....................................................         3,894            1,853
                                                                                                       --------         --------

         Total current assets....................................................................       180,939          157,334

Property, plant and equipment, at cost (Note E):
    Land.........................................................................................         1,529            1,529
    Buildings....................................................................................        43,654           34,954
    Machinery, fixtures and equipment............................................................       147,239          118,923
    Equipment under capital leases...............................................................         4,762            6,793
                                                                                                       --------         --------
                                                                                                        197,184          162,199
    Less accumulated depreciation and amortization...............................................       (67,739)         (55,178)
                                                                                                       --------         --------

                                                                                                        129,445          107,021

Deferred charges less accumulated amortization of $380 in 1997 and $302 in 1996..................           820            1,055
Intangibles less accumulated amortization of $5,409 in 1997 and $3,730 in 1996...................        37,987           39,466
                                                                                                       --------         --------
                                                                                                       $349,191         $304,876
                                                                                                       ========         ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note E)...................................................      $ 13,281         $ 13,506
    Trade accounts payable.......................................................................        23,488           20,957
    Accrued salaries and employee benefits.......................................................         9,450           10,766
    Accrued liabilities..........................................................................         3,582            3,311
    Income taxes payable (Note F)................................................................             -            1,115
    Deferred income taxes........................................................................           633                -
                                                                                                       --------         --------
         Total current liabilities...............................................................        50,434           49,655

Commitments and contingencies (Note I)
Long-term debt (Note E)..........................................................................       176,755          149,265
Other long-term liabilities......................................................................             -              143
Deferred income taxes (Note F)...................................................................        17,685           16,168

Stockholders' equity:
    Common Stock-$.01 par value, authorized 25,000,000 shares; issued 12,053,694 shares in 1997 and 11,951,844 shares in 1996,
       outstanding 11,664,490 shares in 1997 and 11,574,841 shares in 1996, (Note J).............           121              120
    Contributed capital in excess of par value...................................................        35,877           34,687
    Retained earnings............................................................................        70,566           56,889
    Less 389,204 Common Stock shares in 1997 and 377,003 Common Stock shares
       in 1996 in treasury, at cost..............................................................        (2,247)          (2,051)
                                                                                                       --------         --------
         Total stockholders' equity..............................................................       104,317           89,645
                                                                                                       --------         --------
                                                                                                       $349,191         $304,876
                                                                                                       ========         ========

           See accompanying notes to consolidated financial statements

                               GALEY & LORD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                             For the Years Ended
                                                                                  September 27,   September 28,  September 30,
                                                                                       1997           1996           1995
                                                                                  -------------   -------------  -------------
Net sales.........................................................................    $493,362       $411,455      $502,220
Cost of sales.....................................................................     439,207        367,992       451,314
                                                                                     ---------      ---------     ---------

Gross profit......................................................................      54,155         43,463        50,906

Selling, general and administrative expenses......................................      18,123         13,526        15,877

Amortization of goodwill..........................................................       1,679          1,298         1,119

Business closing charge...........................................................           -              -        12,065
                                                                                     ---------      ---------     ---------

Operating income..................................................................      34,353         28,639        21,845

Interest expense..................................................................      12,326         11,579        13,103

Write-off of merger costs.........................................................           -          1,600             -
                                                                                     ---------      ---------     ---------

Income before income taxes and extraordinary item.................................      22,027         15,460         8,742

Income tax expense:
  Current.........................................................................       5,796         2,449          3,357
  Deferred........................................................................       2,554         3,533             33
                                                                                     ---------     ---------      ---------
                                                                                         8,350          5,982         3,390
                                                                                     ---------      ---------     ---------

Income before extraordinary item..................................................      13,677          9,478         5,352

Extraordinary loss on extinguishment of debt (net of income tax benefit of $770)..           -              -        (1,342)
                                                                                     ---------     ----------     ---------

Net income........................................................................   $  13,677      $   9,478     $   4,010
                                                                                     =========      =========     =========

Net income per common share:

Primary:

  Average common shares outstanding...............................................      12,018         11,921        12,035

  Income per share before extraordinary item......................................   $    1.14      $     .80     $     .44
  Extraordinary item..............................................................           -              -          (.11)
                                                                                     ---------      ---------     ----------
  Net income per common share - primary...........................................   $    1.14      $     .80     $     .33
                                                                                     =========      =========     =========

Fully diluted:

  Average common shares outstanding...............................................      12,160         11,960        12,041

  Income per share before extraordinary item......................................   $    1.12      $     .79     $     .44
  Extraordinary item..............................................................           -              -          (.11)
                                                                                     ---------      ---------     ----------
  Net income per common share - fully diluted.....................................   $    1.12      $     .79     $     .33
                                                                                     =========      =========     =========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             For the Years Ended
                                                                                  September 27,   September 28,  September 30,
                                                                                       1997           1996           1995
                                                                                  -------------   -------------  -------------
Cash flows from operating activities:
   Net income.......................................................................$  13,677      $   9,478     $   4,010
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation of property, plant and equipment..................................   13,504         10,340         9,905
     Amortization of intangible assets..............................................    1,679          1,298         1,119
     Amortization of deferred charges...............................................      299            221           441
     Deferred income taxes..........................................................    2,554          3,533            33
     Non-cash compensation..........................................................      550            258             -
     (Gain)/loss on disposals of property, plant and equipment......................      147             22           234
     Extraordinary loss from debt refinancing.......................................        -              -         1,342
     Business closing charge........................................................        -              -        12,065
     Changes in assets and liabilities (net of acquisition):
       Accounts receivable - net....................................................   (6,453)        12,903          (311)
       Sundry notes and accounts receivable.........................................      (42)             5            12
       Inventories..................................................................  (15,583)         9,298       (10,480)
       Prepaid expenses and other current assets....................................   (2,041)        (1,190)          750
       Trade accounts payable.......................................................    2,531          2,392        (2,568)
       Accrued liabilities..........................................................   (1,766)        (1,532)       (5,073)
       Income taxes payable.........................................................   (2,527)         2,590        (1,788)
                                                                                    ----------     ---------     ---------
          Total adjustments.........................................................   (7,148)        40,138         5,681
                                                                                    ----------     ---------     ---------
     Net cash provided by (used in) operating activities............................    6,529         49,616         9,691
                                                                                    ---------      ---------     ---------

Cash flows from investing activities:
   Acquisition of business - net of cash acquired...................................        -        (22,823)            -
   Property, plant and equipment expenditures.......................................  (36,626)       (13,524)      (14,795)
   Proceeds from sale of property, plant and equipment..............................    1,271          1,608           171
   Other............................................................................     (199)           (23)          (26)
                                                                                    ---------      ---------     ---------
     Net cash provided by (used in) investing activities............................  (35,554)       (34,762)      (14,650)
                                                                                    ---------      ---------     ---------

Cash flows from financing activities:
   Increase/(decrease) in revolving line of credit..................................   42,900         (1,400)       23,958
   Principal payments on long-term debt.............................................  (15,635)       (11,588)     (185,579)
   Issuance of long-term debt.......................................................        -              -       166,000
   Net proceeds from issuance of Common Stock.......................................      534              9            91
   Tax benefit from exercise of stock options.......................................      107              5            59
   Purchase of treasury stock.......................................................     (196)        (1,984)            -
   Payment of bank fees and loan costs..............................................      (64)          (465)       (1,121)
   Other............................................................................     (143)           (69)          (65)
                                                                                    ---------      ---------     ---------
     Net cash provided by (used in) financing activities............................   27,503        (15,492)        3,343
                                                                                    ---------      ---------     ---------
   Net increase (decrease) in cash and cash equivalents.............................   (1,522)          (638)       (1,616)
   Cash and cash equivalents at beginning of period.................................    3,799          4,437         6,053
                                                                                    ---------      ---------     ---------
   Cash and cash equivalents at end of period.......................................$   2,277      $   3,799     $   4,437
                                                                                    =========      =========     =========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)


                                                          Common        Contributed       Retained         Treasury
                                                           Stock          Capital         Earnings           Stock         Total
                                                           -----          -------         --------           -----         -----
Balance at October 1, 1994..........................       $119          $34,266           $43,401         $   (67)       $77,719

Issuance of 32,200 shares of Common Stock
   upon exercise of options.........................          -               91                 -               -             91
Tax benefit from exercise of  stock options.........          -               59                 -               -             59
Net income for fiscal 1995..........................          -                -             4,010               -          4,010
                                                           ----          -------           -------         -------      ---------

Balance at September 30, 1995.......................       $119          $34,416           $47,411         $   (67)       $81,879

Issuance of 10,100 shares of Common Stock
   upon exercise of options.........................          1                8                 -               -              9
Tax benefit from exercise of stock options..........          -                5                 -               -              5
Compensation earned related to issuance of
   stock options....................................          -              258                 -               -            258
Purchase of 197,003 shares of Treasury Stock........          -                -                 -          (1,984)        (1,984)
Net income for fiscal 1996..........................          -                -             9,478               -          9,478
                                                           ----          -------           -------         -------      ---------

Balance at September 28, 1996.......................       $120          $34,687           $56,889         $(2,051)       $89,645

Issuance of 85,466 shares of Common Stock
   upon exercise of options.........................          1              263                 -               -            264
Issuance of 16,384 shares of Restricted
   Common Stock.....................................          -              270                 -               -            270
Tax benefit from exercise of stock options..........          -              107                 -               -            107
Compensation earned related to issuance of
   stock options....................................          -              550                 -               -            550
Purchase of 12,201 shares of Treasury Stock.........          -                -                 -            (196)          (196)
Net income for fiscal 1997..........................          -                -            13,677               -         13,677
                                                           ----          -------           -------         -------      ---------

Balance at September 27, 1997.......................       $121          $35,877           $70,566         $(2,247)      $104,317
                                                           ====          =======           =======         ========       =======

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995


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

      Accounting for Stock-Based Compensation: Effective October 1, 1995, the Company adopted the accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which require that the Company recognize expense for the fair value of stock-based compensation awarded during the year. In 1995, the Company accounted for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is determined on the measurement date and compensation expense, if any, is measured based on the award's intrinsic value, the excess of the market price of the stock over the exercise price on the measurement date.

      Income Taxes: The Company uses the liability method of accounting for deferred income taxes which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

      Intangibles and Deferred Charges: The excess of the purchase cost over the fair value of assets acquired is being amortized over 20 to 30 years. The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life to determine whether goodwill is recoverable. The Company believes that no material impairment of goodwill exists at September 27, 1997. Deferred debt charges are being amortized over the lives of related debt.

      Fiscal Year: The Company uses a 52-53 week fiscal year. The years ending September 27, 1997, September 28, 1996 and September 30, 1995 were 52-week years.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995

NOTE B - Business Acquisitions

      On October 27, 1997, the Company entered into an agreement with Polymer Group, Inc. and its affiliate, DT Acquisition, Inc. ("DTA"), to acquire from DTA the apparel fabrics business (the "Dominion Acquisition") of Dominion Textiles Inc. ("Dominion") in the event that DTA successfully completes its tender offer to purchase the capital stock of Dominion. Dominion's apparel fabrics business to be acquired by the Company primarily consists of several direct and indirect subsidiaries and operating divisions of Dominion which manufacture and market denim fabrics and fabrics for the commercial uniform market. Under the current terms of DTA's tender offer, Dominion's shareholders may tender their shares of Dominion's common stock for CDN $14.50 and shares of Dominion's preferred stock for CDN $150.00 until 4 p.m. Toronto time on December 29, 1997. The completion of the tender offer and the Dominion Acquisition are both subject to, among other things, certain governmental and other regulatory approvals. It is currently anticipated that the tender offer will be completed in December 1997. On November 19, 1997, the Company entered into a forward exchange contract for CDN $370 million to protect itself against Canadian dollar fluctuations.

      The Company has obtained commitments from First Union National Bank to provide the financing to fully fund the Dominion Acquisition. The total commitment of $720 million will consist of approximately $470 million of senior financing, including a revolving line of credit and a term loan, which will be used to refinance the Company's existing senior bank credit facility and to finance the Dominion Acquisition, and approximately $250 million of senior subordinated financing which will be used to finance the Dominion Acquisition. The Company currently anticipates that the Dominion Acquisition will be completed in January 1998.

         On June 7, 1996, the Company, through its subsidiary, G&L Service Company, North America, Inc. ("G&L Service Company") acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition (the "Mexico Acquisition"). Dimmit is composed of six manufacturing facilities located in Piedras Negras, Mexico and sews and finishes pants and shorts for the men's casual wear market. Funding for the Mexico Acquisition was provided through funds generated by operations, working capital reductions and by the Company's current bank group through amendments to the Company's term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million. In connection with the Mexico Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with an estimated fair value of approximately $12.7 million and assumed liabilities of approximately $1.1 million. The Company has allocated the purchase price and has recorded goodwill of approximately $11.2 million for the excess of the purchase price over the fair value of the net assets acquired. The goodwill amount is being amortized over a 20-year period. The results of operations of G&L Service Company and Dimmit have been included in the consolidated financial statements from the date of the Mexico Acquisition.

      On January 25, 1996, the Company and Triarc Companies, Inc. ("Triarc") mutually agreed not to go forward with their previously announced merger of the Company and the Graniteville Company, a subsidiary of Triarc, due to economic conditions existing at that time in the retail, textile and apparel sectors. The Company incurred fees and expenses related to the proposed merger of $1.6 million and took a charge during fiscal year 1996 for the write-off of those costs.

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

      In connection with this closing, the Company incurred in the September quarter 1995 a $12.1 million business closing charge ($7.4 million or $.62 per share after tax), consisting primarily of $3.2 million of severance and other employee related costs

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995

NOTE C - Closure of Printed Apparel Fabrics Businesses (Continued)

associated with employee layoffs, all of which had been paid as of September 27, 1997, $5.4 million of losses on the disposal of machinery and equipment and $2.9 million of losses on the disposal of raw material and supply inventory. As of September 27, 1997, the Company had incurred substantially all of the losses associated with the disposal of its machinery and equipment and raw material and supply inventory. The printed apparel fabrics businesses represented $33.8 million or 6.7% of the Company's net sales in fiscal 1995 and had operating losses of $13.4 million in fiscal 1995.

NOTE D - Inventories

      Inventories at September 27, 1997 and September 28, 1996 are summarized as follows (in thousands):

                                                                1997       1996
                                                                ----       ----
        Raw materials......................................... $ 2,353    $ 2,361
        Stock in process......................................  13,359     13,396
        Produced goods........................................  79,611     64,571
        Dyes, chemicals and supplies..........................   5,448      4,805
                                                               -------    -------
        Total inventory at first-in, first-out (FIFO) cost.... 100,771     85,133
        Less LIFO and other reserves..........................  (8,254)    (8,199)
                                                               -------    -------
                                                               $92,517    $76,934
                                                               =======    =======

Inventories valued using the LIFO method comprised approximately 97% of inventories at September 27, 1997 and September 28, 1996.


NOTE E - Long-term Debt

                                                                                             1997               1996
                                                                                             ----               ----
        Long-term debt consists of the following (in thousands):

        Revolving Credit Note, interest at LIBOR + .5%, LIBOR + .75%, LIBOR +
          1%, LIBOR +1.25% or LIBOR +1.5%, in accordance with a pricing grid, or prime, due on April 30, 2000, collateralized by trade accounts
          receivable, inventory, machinery and equipment and intangibles...............   $ 151,100          $ 108,200

        Term Loan, interest at LIBOR + .5%, LIBOR + .75%, LIBOR + 1%, LIBOR
          +1.25% or LIBOR +1.5%, in accordance with a pricing grid, or prime, due March 31, 2000, collateralized by trade accounts receivable, inventory, machinery and equipment
          and intangibles...............................................................     31,000             45,000

        SCJEDA tax exempt bonds, variable interest rate, reset weekly to market demand for AA+ tax exempt bonds, quarterly interest payments through
          May 1, 2014, principal due in 19 yearly installments of $300 through
          May 1, 2013, plus a final payment of $1,500 on May 1, 2014, collateralized
          by wastewater treatment facility.............................................       6,300              6,600

        Obligations under capital leases (Note I)......................................       1,636              2,971
                                                                                          ---------          ---------
                                                                                            190,036            162,771
          Less current portion.........................................................      13,281             13,506
                                                                                          ---------          ---------

                 Total long-term debt..................................................   $ 176,755          $  149,265
                                                                                            =======            ========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995

NOTE E - Long-term Debt (Continued)

      At September 27, 1997, the annual maturities of the principal amounts of long-term debt excluding obligations under capital leases were (in thousands):

        1998...................................................     $ 12,300
        1999...................................................       12,300
        2000...................................................   11,169,400
        2001...................................................          300
        2002...................................................          300
        Thereafter.............................................        4,800


         The Company has obtained commitments from First Union National Bank to provide the financing to fully fund the Dominion Acquisition. The total commitment of $720 million will consist of approximately $470 million of senior financing, including a revolving line of credit and a term loan, which will be used to refinance the Company's existing senior bank credit facility and to finance the Dominion Acquisition, and approximately $250 million of senior subordinated financing which will be used to finance the Dominion Acquisition.

      On June 4, 1996, the Company amended its term loan and revolving credit facility with its bank group led by First Union National Bank of North America, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires April 30, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continues to require equal quarterly principal payments of $3 million through the term loan's expiration on March 31, 2000. The amended term loan and revolving credit facility bear interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR 1.5%, in accordance with a pricing grid based on certain financial ratios.

      On May 13, 1997, the Company amended its term loan and revolving credit facility with its bank group. The amendment modified the Company's current covenants related to debt service, eliminated the covenant limiting the amount of capital expenditures to be made and permits the Company to enter into a trade receivables securitization.

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

      At September 27, 1997, the Company's term loan and revolving credit borrowings were based on one and three-month market LIBOR rates averaging 5.76% and on a prime rate of 8.5%. The Company's weighted average borrowing rate on these loans at September 27, 1997 was 6.88%, which includes a spread of 1.0% on the LIBOR borrowings.

      On April 28, 1995, the Company refinanced its term loan and revolving credit facility resulting in a one-time extraordinary charge of $1.3 million or $.11 per share (net of taxes of $.8 million) in the June quarter 1995 to write off fees associated with the previous loan agreements and pre-payment penalties.

      Under the Company's financing agreements, the Company has covenants relating to debt service, working capital, leverage, fixed charges and net worth. These agreements permit the Company to pay dividends on common stock subject to the satisfaction of certain financial covenants.

      During January 1996, the Company entered into interest rate swaps on $50 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swaps assure that the Company under its current credit agreement will pay a maximum rate of 6.77% (LIBOR fixed at 5.27% plus the maximum spread allowed under the credit agreement of 1.5%) on $25 million of bank debt for a two-year period and 7.03% (LIBOR fixed at 5.53% plus the maximum spread allowed under the credit agreement of 1.5%) on the other $25 million of debt for a five-year period. The amount paid or received under the

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995

NOTE E - Long-term Debt (Continued)

swap agreements is based on the changes in actual interest rates and is recorded as an adjustment to interest expense. The fair value of these interest rate swap agreements, as determined by a member of the Company's bank group, at September 27, 1997 was $579,000 and was not recognized in the financial statements. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by any of the other parties.

      On May 17, 1994, the Company borrowed $7,200,000 in tax-exempt adjustable mode economic development revenue bonds from the South Carolina Jobs-Economic Development Authority. Bond proceeds were used to finance the construction and equipping of a wastewater treatment facility for the Company's manufacturing facilities in Society Hill, South Carolina. The bonds are secured by an irrevocable standby letter of credit of $7,830,000 from Wachovia Bank of North Carolina. The bonds require yearly principal payments of $300,000 for nineteen years with a final payment of $1,500,000 due May 1, 2014. The coupon rate on the bonds is reset weekly and interest is paid quarterly. As of September 27, 1997, the interest rate on the bonds was 6.22%.

NOTE F - Income Taxes

      At September 27, 1997 and September 28, 1996, the Company had $1.5 million and $2.5 million, respectively, of deferred income tax assets and $19.8 million and $18.3 million, respectively, of deferred income tax liabilities which have been netted for presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows (in thousands):

                                                         September 27, 1997               September 28, 1996
                                                      --------------------------       ----------------------
                                                     Current        Noncurrent        Current        Noncurrent
                                                    Liability        Liability       Liability        Liability
                                                     (Asset)          (Asset)         (Asset)          (Asset)
       Inventory valuation..........................  $ 1,947         $     -          $ 1,937         $     -
       Property, plant & equipment..................        -          16,116                -          14,468
       Accruals and allowances......................   (1,437)              -           (2,502)              -
       Goodwill.....................................        -           1,592                -           1,147
       Other........................................      123             (23)             161             553
                                                      -------         --------         -------         -------

       Current and noncurrent deferred income tax
         liabilities (assets).......................  $   633         $17,685          $  (404)        $16,168
                                                      =======         =======          =======         =======

      The components of the provision for Federal and state income taxes for 1997, 1996 and 1995 are as follows (in thousands):

                                                         1997                    1996                  1995
                                                         ----                    ----                  ----
       Current
         Federal......................................$  4,861               $  1,939               $  2,921
         State........................................     731                    454                    436
                                                      --------               --------               --------
                                                         5,592                  2,393                  3,357
       Deferred
         Federal......................................   2,202                  3,194                    (30)
         State........................................     352                    339                     63
                                                      --------               --------               --------
                                                         2,554                  3,533                     33
                                                      --------               --------               --------
       Total Domestic.................................   8,146                  5,926                  3,390
       Foreign........................................     204                     56                      -
                                                      --------               --------               --------
                                                      $  8,350               $  5,982               $  3,390
                                                      ========               ========               ========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995


NOTE F - Income Taxes (Continued)

      Following is a reconciliation of the United States statutory tax rate to the effective rate expressed as a percentage of pre-tax income:

                                              1997    1996    1995
                                              ----    ----    ----

       United States statutory tax rate.......35.0%   35.0%   35.0%
       State taxes net of Federal benefit..... 3.2     3.2     3.7
       Foreign tax............................ 0.9     0.4       -
       Other..................................(1.2)    0.1     0.1
                                              -----   ----    ----

                                              37.9%   38.7%   38.8%
                                              ====    ====    ====

NOTE G - Supplemental Cash Flow Information

      Cash paid (received) for interest and income taxes is as follows (in thousands):

                                1997               1996              1995
                              ---------          ---------         ------
       Interest.............    $11,213          $12,137           $12,680
       Income taxes.........    $ 8,287          $   (70)          $ 4,815

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

      The Company also has a nonqualified, unfunded supplementary retirement plan under which the Company will pay supplemental pension benefits to key executives in addition to the amount participants will receive under the Company's retirement plan. The annual cost of this plan has been included in the determination of the net periodic pension cost shown below and amounted to $241,025, $179,500 and $158,000 for 1997, 1996 and 1995, respectively.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995

NOTE H - Benefit Plans (Continued)

      The following sets forth the funded status of the plans at September 27, 1997 and September 28, 1996 (in thousands):

      Actuarial Present Value of Benefit Obligations:
                                                                              Defined Benefit Plan             Supplemental Plan
                                                                              --------------------             -----------------
                                                                              1997           1996             1997           1996
                                                                              ----           ----             ----           ----
       Accumulated benefit obligation, including vested
           benefits of $18,142, $16,000, $493 and $325, respectively....    $ 19,836      $ 16,042           $  493         $ 325
                                                                            ========      ========           ======         =====
       Projected benefit obligation for service rendered to date........    $ 23,911      $ 19,686           $1,195         $ 768
       Less plan assets at fair value...................................      23,074        17,240                -             -
                                                                            --------      --------            -----         -----
       Projected benefit obligation in excess of plan assets............         837         2,446            1,195           768
       Unrecognized prior service cost..................................       1,221         1,308             (188)         (207)
       Unrecognized net loss............................................      (2,203)       (3,382)            (328)         (123)
                                                                            --------      --------            -----         -----
       Pension liability (asset) recognized in the balance sheet........    $   (145)     $    372            $ 679         $ 438
                                                                            =========     ========            =====         =====

      Net pension cost for the plans for the years ended September 27, 1997, September 28, 1996 and September 30,1995 included the following components (in thousands):

                                                                              1997            1996             1995
                                                                              ----            ----             ----
       Service cost - benefits earned during the period................    $  3,217        $  3,227           $3,261
       Interest cost on projected benefit obligation...................       1,558           1,470            1,341
       Return on assets................................................      (3,789)         (1,258)          (1,467)
       Net amortization and deferral...................................       2,178            (257)             131
                                                                           --------        ---------          ------
       Net periodic pension cost.......................................    $  3,164        $  3,182           $3,266
                                                                           ========        ========           ======

      The projected benefit obligation for both plans at September 27, 1997 and September 28, 1996 was determined using assumed discount rates of 7.5% and 8%, respectively. The assumed long-term rate of increase in compensation was 5.5% for all years presented, and the assumed long-term rate of return on plan assets was 8.5% for 1997 and 9% for 1996 and 1995.

      Defined Contribution Plan

      The Company has a profit sharing plan covering qualified employees. The plan includes a provision which allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. Employer contributions to the plan are made at the discretion of the Company. The Company contributions for 1997, 1996 and 1995 were approximately $1.7 million, $1.6 million and $0, respectively.

      In addition, the Company provides life and health benefits to substantially all employees. Employees contribute a fixed amount weekly or monthly as set forth in the plan with the balance paid by the Company. The Company contributions for 1997, 1996 and 1995 were approximately $6.3 million, $8.4 million and $6.9 million, respectively.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995

NOTE H - Benefit Plans (Continued)

      Deferred Compensation Plan

      The Company has a nonqualified, unfunded deferred compensation plan which provides certain key executives with a deferred compensation award which will earn interest at the United States Treasury Bill rate. The award, which is based on the year's operating results, was $344,000, $247,000 and $0 for 1997, 1996 and 1995, respectively. The plan participants will be vested in the awards upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination subject to certain limitations, upon permanent and total disability or death, whichever occurs first. In the event of retirement or disability, any unpaid deferred awards will be paid on the normal five-year maturity schedule. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant's estate or pay the award on the normal five-year maturity schedule.

NOTE I - Commitments and Contingencies

      Future minimum commitments for all leases at September 27, 1997 are as follows (in thousands):

                                                          Operating     Capital
                                                          ---------     -------
       1998.............................................   $ 5,177       $1,172
       1999.............................................      3,563         717
       2000.............................................      2,800           -
       2001.............................................      2,487           -
       2002.............................................      2,022           -
       Thereafter.......................................        493           -
                                                           --------      ------
       Total minimum lease payments.....................    $16,542      $1,889
                                                            =======
       Less amount representing interest................                    253
                                                                         ------
       Present value of future minimum lease payments...                  1,636
       Less amounts due in one year.....................                    981
                                                                         ------
                                                                        $   655
                                                                        =======

      Approximately 16.1% of minimum lease payments on operating leases pertain to real estate as of September 27, 1997. The remainder covers a variety of machinery and equipment. Rental expense for all operating leases was approximately $5.5 million, $4.3 million and $2.9 million in 1997, 1996 and 1995, respectively.

      The Company is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is Management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995

NOTE J - Stockholders' Equity

      The authorized capital stock of the Company consists of (i) 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,664,490 shares are currently outstanding, (ii) 5,000,000 shares of Nonvoting Common Stock, par value $.01 per share, none of which is issued or outstanding, and (iii) 5,000,000 shares of Preferred Stock, par value $.01 per share, none of which is issued or outstanding.

      The Company has a Stock Option Plan (the "Plan") authorizing the granting of qualified and non-qualified stock options to officers, directors, consultants and key employees of the Company. Effective February 11, 1997, the Plan was amended to increase the number of shares of Company common stock available for issuance from 1.6 million to 1.85 million. Options may be granted through the plan's expiration in February 1999 at an exercise price of not less than fair market value. Currently, the Company has both fixed stock options and target stock price performance options outstanding under the Plan. As of September 27, 1997, the Company had 192,130 shares available for the issuance of stock options under the Plan.

Fixed Stock Options

      The exercise price of each fixed option granted is equal to the market price of the Company's common stock on the date of grant with a maximum term of 10 years. Options granted to directors vest 12 months from the date of grant while options granted to certain management employees vest 20% each year over a five-year period from the date of grant.

         The fair value of each option granted after September 30, 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1996: expected dividend yield of 0% for both years; expected volatility of 34% for both years; weighted average risk-free interest rate of 6.17% and 6.55%, respectively; and expected lives of 5 years and 5 to 7 years, respectively.

         A summary of the status of the Company's fixed stock options as of September 27, 1997 and September 28, 1996 and changes during the years are presented below:

                                                                         1997                               1996
                                                          --------------------------------    ---------------------------------
                                                            Number of      Weighted Average     Number of      Weighted Average
                                                             Shares          Exercise Price      Shares          Exercise Price
                                                             ------          --------------      ------          --------------
Outstanding, beginning of year..........................      682,210           $  8.61            715,310         $  8.80
Granted.................................................        4,500             16.46             14,500           10.10
Exercised...............................................      (84,800)             3.00            (10,100)            .93
Forfeited or Canceled...................................      (19,350)            16.48            (37,500)          15.00
                                                              --------         --------            -------         -------
Outstanding, end of year................................      582,560           $   9.22           682,210         $  8.61
                                                              =======           ========           =======         =======
Options exercisable at year-end.........................      496,060                              559,860
                                                              =======                              =======
Weighted average fair value of options granted during
    the year calculated using Black-Scholes model.......        $5.75                                $4.76


      The following table summarizes information about fixed stock options outstanding at September 27, 1997:

                                                                                                      Options Exercisable
                                                                                                      -------------------
                            Number              Weighted vg.                                      Number
      Range of            Outstanding             Remaining             Weighted Avg.           Exercisable          Weighted Avg.
  Exercise Prices         at 9/27/97          Contractual Life         Exercise Price           at 9/27/97          Exercise Price
  ---------------         ----------          ----------------         --------------           ----------          --------------
       $0.43                 25,200                 1.5 Yrs.              $ 0.43                   25,200                $ 0.43
        0.93                 45,200                 2.6                     0.93                   45,200                  0.93
        1.75                 66,700                 2.8                     1.75                   66,700                  1.75
   9.38 to 14.00            354,260                 5.0                    10.74                  310,860                 10.66
   14.25 to 18.13            91,200                 6.6                    15.32                   48,100                 15.38
   --------------            ------                 ---                    -----                ---------                ------
   $0.43 to 18.13           582,560                 4.7                   $ 9.22                  496,060                $ 8.51

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995

NOTE J - Stockholders' Equity (continued)

Target Stock Price Performance Options

      The exercise price of each target stock price performance option granted is equal to the market price of the Company's common stock on the date of grant and vests as the Company's common stock price achieves certain pre-established targets which were set on the date of grant. Some options vest in 20% increments as the common stock price reaches each of five target prices, $15.00, $17.50, $20.00, $22.50 and $25.00. Some options vest in 33-1/3% increments as the common stock price reaches each of three target prices, $17.50, $20.00 and $22.50. All options which have not vested within five years of the date of grant will expire. All options which have vested expire ten years from the date of grant.

      The fair value of each option granted was estimated on the date of grant using a modified Black-Scholes option-pricing model which, in addition to the required inputs, takes into consideration the target stock price (or barrier) which must be attained. The following assumptions were incorporated into the model for options granted in 1997 and 1996: weighted average risk-free interest rate of 5.84% and 6.57%, respectively; expected dividend yield of 0% for both years; expected lives ranging from 2.25 to 4.25 years and 2 to 5.5 years, respectively; and volatility of 34% for both years.

      A summary of the status of the Company's target stock price performance options as of September 27, 1997 and changes during the year is presented below:


                                                                             1997                                1996
                                                             ----------------------------------   ----------------------------------
                                                               Number of       Weighted Average      Number of      Weighted Average
                                                                  Shares         Exercise Price       Shares         Exercise Price
                                                               ---------       -----------------     ---------      ----------------
Outstanding, beginning of year..............................     475,000           $10.38                    -              -
Granted.....................................................      48,000            13.25              475,000           $10.38
Exercised...................................................        (666)           13.25                    -              -
Forfeited or Canceled.......................................           -               -                     -              -
                                                                 -------           --------            -------          -----
Outstanding, end of year....................................     522,334            $10.64             475,000           $10.38
                                                                 =======                               =======
Options exercisable at year-end.............................     221,654                                     0
                                                                 =======                               =======
Weighted average fair value of options granted during
    the year calculated using modified Black-Scholes model..       $4.00                                 $3.05

      As of September 27, 1997, the 522,334 target stock price performance options outstanding under the Plan have a weighted-average remaining contractual life of 8.8 years assuming all options vest.

1995 Fixed Stock Options

      The following tables summarizes information about fixed stock options for 1995:

                                                  1995
                                                  ----
                                        Number of        Price Per
                                          Shares           Share
                                          ------           -----
Outstanding, beginning of year.....       617,760    $   .43-20.75
Granted............................       129,750      14.25-19.25
Exercised..........................       (32,200)       .43-11.50
Forfeited or Canceled..............             -               -
                                         --------
Outstanding, end of year...........       715,310        .43-20.75
                                         ========
Exercisable, end of year...........       454,760        .43-20.75
                                         ========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995

NOTE J - Stockholders' Equity (continued)

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("FAS 128") which will be adopted by the Company on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended September 27, 1997, September 28, 1996 and September 30, 1995 of $.04, $.01 and $.01 per share, respectively. Under the new requirements for calculating fully diluted earnings per share, the dilutive effect of certain target stock price performance options will be excluded. The impact is expected to result in an increase in fully diluted earnings per share for the years ended September 27, 1997 and September 28, 1996 of $.02 and $.01 per share, respectively. The impact is expected to result in no change to fully diluted earnings per share for the year ended September 30,1995.

NOTE K - Major Customer

      Apparel fabrics had sales to Levi Strauss and related companies which comprised 21.6%, 17.4%, and 16.6% of the Company's total sales for 1997, 1996 and 1995, respectively.

NOTE L - Concentration of Credit Risk

         The Company manufactures and sells textile products to companies located worldwide which are predominantly in the apparel and home fabrics industries. The Company performs periodic credit evaluations of its customers' financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. At September 27, 1997, all trade accounts receivable are from customers in the apparel and home furnishings industry. Receivables generally are due within 60 days, and credit losses have consistently been within management's expectations, other than credit losses resulting from the Home Fashion Fabrics customer which filed for bankruptcy protection during the June quarter 1997. All credit losses are provided for in the financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 27, 1997, September 28, 1996 and September 30, 1995


NOTE M - Segment Information

      The Company's operations are classified into two business segments, apparel fabrics and home fabrics. The apparel fabrics segment sells to clothing manufacturers worldwide and consists of woven fabrics and G&L Service Company. The home fabrics segment produces fabrics for the domestic home furnishing trade through the Home Fashion Fabrics Division.

      Information about the Company's operations in its different industry segments for the past three years is as follows (in thousands) (see Note A).

                                                                   1997                 1996                 1995
                                                                   ----                 ----                 ----
        Net Sales
            Apparel fabrics                                     $  456,597           $  364,157             $ 443,544
            Home fabrics                                            36,765               47,298                58,676
                                                                ----------           ----------             ---------
            Consolidated                                        $  493,362           $  411,455             $ 502,220
                                                                ==========           ==========             =========
        Operating Income
            Apparel fabrics                                     $   36,837           $   29,924             $  29,201
            Home fabrics                                            (2,484)              (1,285)                4,709
            Business closing charge                                      -                    -               (12,065)
                                                                ----------           ----------             ---------
            Consolidated                                            34,353               28,639                21,845
        Interest expense                                            12,326               11,579                13,103
        Write-off of merger costs                                        -                1,600                     -
                                                                ----------           ----------             ---------
        Income before income taxes                              $   22,027           $   15,460             $   8,742
                                                                ==========           ==========             =========
        Identifiable Assets
            Apparel fabrics                                     $  279,307           $  225,247              $219,208
            Home fabrics                                            65,885               75,148                77,863
            Corporate (including cash and income tax assets)         3,999                4,481                 7,968
                                                                ----------           ----------             ---------
            Consolidated                                        $  349,191           $  304,876              $305,039
                                                                ==========           ==========              ========
        Depreciation and Amortization
            Apparel fabrics                                     $   12,129           $    8,666             $   8,633
            Home fabrics                                             3,353                3,193                 2,832
                                                                ----------           ----------             ---------
            Consolidated                                        $   15,482           $   11,859             $  11,465
                                                                ==========           ==========             =========
        Capital Expenditures
            Apparel fabrics                                     $   35,871           $   11,259             $   9,686
            Home fabrics                                               755                2,265                 5,109
                                                                ----------           ----------             ---------
            Consolidated                                        $   36,626           $   13,524             $  14,795
                                                                ==========           ==========             =========

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of FAS 131 will not affect results of operations or financial position, but may affect the disclosure of segment information.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 30, 1995, October 1, 1994 and October 2, 1993


NOTE N - Quarterly Results of Operations (Unaudited)

      The Company's unaudited consolidated results of operations are presented below (in thousands except per share data):

                                                                                       Fiscal 1997 Quarters
                                                                                       --------------------
                                                                   December          March            June           September
                                                                   --------          -----            ----           ---------
Net sales.....................................................    $  110,928       $  129,429      $135,113         $117,892
Cost of sales.................................................        98,360          115,567         118,839          106,441
                                                                  ----------       ----------      ----------       ----------
Gross profit..................................................        12,568           13,862          16,274           11,451
Income tax expense............................................         2,215            2,398           2,599            1,138
Net income....................................................    $    3,522       $    3,800      $    4,184       $    2,171
                                                                  ==========       ==========      ==========       ==========
Per share data - primary:
Average common shares outstanding.............................        11,865           12,052          12,055           12,100
Net income - primary..........................................    $   .30          $      .32      $      .35        $    .18
                                                                  ==========       ==========      ==========        ========
Per share data - fully diluted:
Average common shares outstanding.............................        11,927           12,059          12,107           12,166
Net income - fully diluted....................................    $      .30       $      .32      $      .35        $    .18
                                                                  ==========       ==========      ==========        ========


                                                                                       Fiscal 1996 Quarters
                                                                                       --------------------
                                                                   December          March            June           September
                                                                   --------          -----            ----           ---------

Net sales.....................................................    $   85,134       $  100,394      $  115,437        $ 110,490
Cost of sales.................................................        78,663           89,560         102,042           97,727
                                                                  ----------       ----------      ----------        ---------
Gross profit..................................................         6,471           10,834          13,395           12,763
Income tax expense (benefit)..................................          (475)           1,587           2,588            2,282
Net income (loss).............................................    $     (753)      $    2,612      $    4,051        $   3,568
                                                                  ==========       ==========      ==========        =========
Per share data - primary:
Average common shares outstanding.............................        12,010           11,928          11,889           11,858
Net income (loss) - primary...................................  $       .(06)      $      .22      $      .34        $    .30
                                                                  ===========      ==========      ==========        ========
Per share data - fully diluted:
Average common shares outstanding.............................        12,010           11,947          11,889           11,913
Net income (loss) - fully diluted.............................    $     .(06)      $      .22      $      .34        $     .30
                                                                  ===========      ==========      ==========        =========

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

          The following financial statements of Galey & Lord, Inc. are included under Item 8. of this report:

             Report of Independent Auditors.

             Consolidated Balance Sheets as of September 27, 1997 and September 28, 1996.

             Consolidated Statements of Operations for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995.

             Consolidated Statements of Cash Flows for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995.

             Consolidated Statements of Stockholders' Equity for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995.

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

(b) 1. Reports on Form 8-K Filed During the Last Quarter.

          None.

                                  EXHIBIT INDEX

Exhibit                                                                                                       Sequential
Number                                               Description                                               Page No.
------                                               -----------                                               --------
 3.1   -     Form of Restated Certificate of Incorporation of the Company.(1)
 3.2   -     Form of Amended and Restated Bylaws of the Company.(1)
 4.1   -     Form of Common Stock Certificate.(1)
10.1   -     Form of Registration Rights Agreement, by and among the Company, Arthur C. Wiener,
             Burlington and Citicorp Venture Capital, Ltd. ("CVC").(1)

10.2   -     Amended and Restated 1989 Stock Option Plan of the Company. (1)*

10.3   -     Agreement, dated February 11, 1991, between Burlington and Industries.(1)

10.4   -     Service Agreement, dated as of March 2, 1991, between Burlington and Industries.(1)

10.5   -     Form of Voting Agreement, by and among the Company, Arthur C. Wiener and CVC.(1)

10.6   -     The Retirement Plan of Galey & Lord, Inc.(1)

10.7   -     The Retirement Plan of Galey & Lord Industries, Inc. as Amended and Restated Effective
             April 1, 1992.(2)*

10.8   -     The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. as Amended and
             Restated April 1, 1992.(2)*

10.9   -     Form of Purchase Agreement dated as of March 29, 1994 between Burlington and Industries.(3)

10.10  -     Assumption Agreement dated as of April 29, 1994 between Burlington and Industries.(3)

10.11  -     Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated August 25,
             1994.(4)*

10.12  -     Second Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
             dated April 27, 1994.(5)*

10.13  -     Loan Agreement dated as of May 1, 1994 between South Carolina Jobs - Economic Development
             Authority and Industries.(5)

10.14  -     Reimbursement and Security Agreement dated as of May 1, 1994 between Industries and
             Wachovia.(5)

10.15  -     Guaranty Agreement dated as of May 1, 1994 from the Company to Wachovia.(5)

10.16  -     The Supplemental Executive Retirement Plan of Galey & Lord Industries, Inc.(5)*





                              EXHIBIT INDEX

Exhibit                                                                                                       Sequential
Number                                               Description                                               Page No.
------                                               -----------                                               --------

10.17  -     The Deferred Compensation Plan of Galey & Lord Industries, Inc.(5)*

10.18  -     First Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 27,
             1994.(6)*

10.19  -     Second Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 25,
             1995.(7)*

10.20  -     Fourth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
             dated April 25, 1995.(7)*

10.21  -     Credit Agreement dated as of April 28, 1995 among Industries, the Company and First Union
             National Bank of North Carolina, as agent and lender, and the other lenders' party thereto.(7)

10.22  -     Security and Pledge Agreement dated as of April 28, 1995, among Industries, the Company and First Union National Bank of North Carolina, as Collateral Agent.(7)

10.23  -     Letter of Intent dated September 22, 1995 between the Company and Triarc Companies, Inc. (8)

10.24  -     First Amendment to Credit Agreement dated October 19, 1995 between Industries, the Company and First Union National Bank of North Carolina, as agent and lender. (9)

10.25  -     Fifth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
             dated August 29, 1995.(10)*

10.26  -     Asset Purchase Agreement, dated as of May 20, 1996, among the Company, Industries, Farah
             Incorporated, Farah U.S.A., Inc. and Dimmit (excluding Schedules and Exhibits).(11)

10.27  -     Amended and Restated Credit Agreement dated as of June 4, 1996 between Industries, the
             Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender and the other lender's party thereto.(12)

10.28  -     Third Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated June 7,
             1996.(13)*

10.29  -     Sixth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
             dated June 7, 1996. (13)*

10.30  -     Seventh Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
             dated September 30, 1996. (13)*




                              EXHIBIT INDEX

Exhibit                                                                                                       Sequential
Number                                               Description                                               Page No.
------                                               -----------                                               --------

10.31  -     Amended and restated Reimbursement and Security Agreement, dated as of June 4, 1996, among
             Galey & Lord Industries, Inc., Galey & Lord, Inc. and Wachovia Bank of North Carolina,
             N.A.(14)

10.32  -     Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated February 7,
             1995.(15)*

10.33  -     Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated February 11,
             1997.(15)*

10.34  -     1996 Restricted Stock Plan of the Company.(16)*

10.35  -     First Amendment to the Amended and Restated Credit Agreement dated May 13, 1997 between
             Galey & Lord Industries, Inc., the Company and certain subsidiaries and First Union
             National Bank of North Carolina, as agent and lender.(16)

11     -     Statement Regarding Computation of Per Share Earnings.

21     -     Subsidiaries of the Company.

23     -     Consent of Ernst & Young LLP.

27     -     Financial Data Schedule

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

(13) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 and incorporated herein by reference.

(14) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 1996 and incorporated herein by reference.

(15) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1997 and incorporated herein by reference.

(16) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1997 and incorporated herein by reference.


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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               GALEY & LORD, INC.

                                 (in thousands)


----------------------------------------------------- ------------- --------------- -------------- ---------------- --------------
                       COL. A                            COL. B         COL. C         COL. D          COL. E          COL. F
----------------------------------------------------- ------------- --------------- -------------- ---------------- --------------
                                                                              Additions
                                                                      -------------------------
                                                       Balance at     Charged to     Charged to                      Balance at
                                                       Beginning      Costs and         Other        Deductions-       End of
                   Classification                      of Period       Expenses       Accounts       Describe(1)       Period
----------------------------------------------------- ------------- --------------- -------------- ---------------- --------------
YEAR ENDED SEPTEMBER 27, 1997

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances...........    $ 1,434         $3,478          $   -        $   225            $4,687
                                                        -------         ------          -----        -------            ------

           Totals...................................    $ 1,434         $3,478          $   -        $   225            $4,687
                                                        =======         ======          =====        =======            ======

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

                                       GALEY & LORD, INC.


December 18, 1997                    /s/ Arthur C. Wiener
-----------------                    --------------------
     Date                              Arthur C. Wiener
                                       Chairman of the Board
                                          and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Arthur C. Wiener           December 18, 1997                /s/ Michael R. Harmon                 December 18, 1997
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
                                                                Accounting Officer), Treasurer and Secretary

/s/ Lee Abraham                December 18, 1997                /s/ William M.R. Mapel                December 18, 1997
------------------------------------------------                -------------------------------------------------------
Lee Abraham                            Date                     William M.R. Mapel                           Date
Director                                                        Director

/s/ Paul G. Gillease           December 18, 1997                /s/ Stephen C. Sherrill               December 18, 1997
------------------------------------------------                -------------------------------------------------------
Paul G. Gillease                       Date                     Stephen C. Sherrill                          Date
Director                                                        Director

/s/ William deR. Holt          December 18, 1997                /s/ David F. Thomas                   December 18, 1997
------------------------------------------------                -------------------------------------------------------
William deR. Holt                      Date                     David F. Thomas                              Date
Director                                                        Director

/s/ Howard S. Jacobs           December 18, 1997
------------------------------------------------
Howard S. Jacobs                       Date
Director
