Form 10-Q
period 1997-12-27
GALEY & LORD INC
filed 1998-02-10
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number 0-20080

                              GALEY & LORD, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
                 --------                            ----------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
------------------                                       -----
(Address of principal executive offices)               Zip Code

                                  212/465-3000
                                  ------------
               Registrant's telephone number, including area code

                                 Not Applicable
                                 --------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]     No [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 11,666,376 shares as of February 2, 1998.

                                                        Exhibit Index at page 23

                                      INDEX

                               GALEY & LORD, INC.

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets --                          3
               December 27, 1997, December 28, 1996
               and September 27, 1997

               Consolidated Statements of Income --                    4
               Three months ended December 27, 1997
               and December 28, 1996

               Consolidated Statements of Cash Flows --                5
               Three months ended December 27, 1997
               and December 28, 1996

               Notes to Consolidated Financial Statements --        6-12
               December 27, 1997

Item 2.        Management's Discussion and Analysis of             13-19
               Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative Disclosures About         20
               Market Risk

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                      21

Item 2.        Changes in Securities                                  21

Item 3.        Defaults upon Senior Securities                        21

Item 4.        Submission of Matters to a Vote of Security            21
               Holders

Item 5.        Other Information                                      21

Item 6.        Exhibits and Reports on Form 8-K                       21


SIGNATURES                                                            22


EXHIBIT INDEX                                                         23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                               DECEMBER 27,         DECEMBER 28,        SEPTEMBER 27,
                                                    1997                 1996               1997
ASSETS                                          (Unaudited)          (Unaudited)             *
------                                          -----------          -----------        -------------
Current assets:
    Cash and cash equivalents                    $  6,198             $  2,797             $  2,277
    Trade accounts receivable                      86,570               76,615               80,633
    Sundry notes and accounts receivable              473                  166                  206
    Inventories                                    95,934               85,240               92,517
    Income taxes receivable                         2,516                    -                1,412
    Deferred income taxes                             175                    -                    -
    Prepaid expenses and other current assets       2,798                2,081                3,894
                                                 --------             --------             --------

           Total current assets                   194,664              166,899              180,939

Property, plant and equipment, at cost            204,939              166,998              197,184
Less accumulated depreciation and
  amortization                                    (71,160)             (58,321)             (67,739)
                                                 --------             --------             --------
                                                  133,779              108,677              129,445

Notes receivable                                  141,000                    -                    -
Deferred charges                                    6,661                1,001                  820
Intangibles                                        37,567               39,052               37,987
                                                 --------             --------             --------
                                                 $513,671             $315,629             $349,191
                                                 ========             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt            $  1,431             $ 13,526             $ 13,281
    Trade accounts payable                         21,440               18,246               23,488
    Accrued salaries and employee benefits          6,895                7,357                9,450
    Accrued liabilities                             1,629                1,833                3,582
    Deferred income taxes                               -                  456                  633
    Income taxes payable                                -                2,074                    -
                                                 --------             --------               ------

            Total current liabilities              31,395               43,492               50,434

Commitments
Long-term debt                                    360,004              162,846              176,755
Other long-term liabilities                             -                  123                    -
Deferred income taxes                              18,486               15,886               17,685

Stockholders' equity:
    Common stock                                      121                  120                  121
    Contributed capital in excess of par
      value                                        35,980               34,802               35,877
    Retained earnings                              69,932               60,411               70,566
    Treasury stock, at cost                        (2,247)              (2,051)              (2,247)
                                                 --------             --------             --------

            Total stockholders' equity            103,786               93,282              104,317
                                                 --------             --------             --------
                                                 $513,671             $315,629             $349,191
                                                 ========             ========             ========

*Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                                      Three Months Ended
                                                                      ------------------
                                                                 December 27,          December 28,
                                                                    1997                   1996
                                                               --------------          -------------
Net sales                                                          $ 127,147               $ 110,928
Cost of sales                                                        117,351                  98,360
                                                               -------------           -------------
Gross profit                                                           9,796                  12,568
Selling, general and administrative expenses                           3,387                   3,361
Amortization of goodwill                                                 421                     418
                                                               -------------           -------------
Operating income                                                       5,988                   8,789
Interest expense                                                       3,500                   3,052
Senior subordinated interest expense                                     379                       -
Loss on foreign currency hedges                                        2,745                       -
                                                               -------------           -------------
Income (loss) before income taxes and extraordinary loss                (636)                  5,737
Income tax expense (benefit):
   Current                                                              (851)                  1,637
   Deferred                                                              325                     578
                                                               -------------           -------------
Income (loss) before extraordinary loss                                 (110)                  3,522
Extraordinary loss from debt refinancing,
  net of taxes of $332                                                  (524)                      -
                                                               --------------          -------------

Net income (loss)                                                     $ (634)                $ 3,522
                                                               ==============          ==============

Net income (loss) per common share:
Basic:
    Average common shares outstanding                                 11,664                  11,576

    Income (loss) per share before extraordinary loss                   (.01)               $    .30

    Extraordinary loss from debt refinancing                          $ (.04)                      -
                                                               --------------          -------------

    Net income (loss) per common share -
      Basic                                                           $ (.05)               $    .30
                                                               ==============          =============
Diluted:
    Average common shares outstanding                                 12,036                  11,839

    Income(loss) per share before extraordinary loss               $    (.01)               $    .30
    Extraordinary loss from debt refinancing                            (.04)                      -
                                                               --------------          -------------
    Net income (loss) per common share -
      Diluted                                                      $    (.05)               $    .30
                                                               ==============          =============


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                      Three Months Ended
                                                                      ------------------
                                                               December 27,         December 28,
                                                                  1997                  1996
                                                             --------------         ------------
Cash flows from operating activities:
    Net income (loss)                                          $   (634)              $ 3,522
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:

       Depreciation of property, plant and equipment              3,698                 3,193
       Amortization of intangible assets                            421                   418
       Amortization of deferred charges                              52                    74
       Deferred income taxes                                        325                   578
       Non-cash compensation                                         97                   115
       (Gain)/loss on disposals of property, plant
         and equipment                                               20                    68
       Extraordinary loss from debt refinancing                     524                     -

    Changes in assets and liabilities:
       (Increase)/decrease in accounts receivable - net          (5,937)               (2,435)
       (Increase)/decrease in sundry notes & accounts
         receivable                                                (267)                   (2)
       (Increase)/decrease in inventories                        (3,417)               (8,306)
       (Increase)/decrease in prepaid expenses and other
         current assets                                           1,096                  (228)
       (Decrease)/increase in accounts payable - trade           (2,048)               (2,711)
       (Decrease)/increase in accrued liabilities                (4,508)               (4,887)
       (Decrease)/increase in income taxes payable               (1,104)                  959
                                                              ----------              -------

Net cash provided by (used in) operating activities             (11,682)               (9,642)

Cash flows from investing activities:
    Property, plant and equipment expenditures                   (8,086)               (5,747)
    Proceeds from sale of property, plant and equipment              34                   829
    Issuance of notes receivable                               (141,000)                    -
    Other                                                          (107)                   (3)
                                                               ---------               ------

Net cash provided by (used in) investing activities            (149,159)               (4,921)

Cash flows from financing activities:
    Increase in revolving line of credit                         16,400                17,800
    Principal payments on long-term debt                       (189,509)               (4,199)
    Issuance of long-term debt                                  344,508                     -
    Increase in common stock                                          6                     -
    Payment of bank fees and loan costs                          (6,643)                  (20)
    Other                                                             -                   (20)
                                                               --------               -------

Net cash provided by (used in) financing activities             164,762                13,561
                                                               --------               -------

    Net increase/(decrease) in cash and cash equivalents          3,921                (1,002)

    Cash and cash equivalents at beginning of period              2,277                 3,799
                                                               --------               -------

    Cash and cash equivalents at end of period                 $  6,198              $  2,797
                                                               ========              ========


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries, Galey & Lord Industries, Inc., G&L Service Company, North America, Inc. ("G&L Service Company") and Dimmit Industries, S.A. de C.V. ("Dimmit"). Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 27, 1997 and the results of operations and cash flows for the periods ended December 27, 1997 and December 28, 1996. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 27, 1997.

NOTE B - BUSINESS ACQUISITIONS

On October 27, 1997, the Company entered into an agreement with Polymer Group, Inc. ("Polymer") and its affiliate, DT Acquisition, Inc. ("DTA") to acquire from DTA the apparel fabrics business (the "Acquisition") of Dominion Textiles Inc. ("Dominion"). The Acquisition was contingent upon the successful completion of DTA's tender offer, which expired at 4 p.m. Toronto time on December 29, 1997, to purchase the capital stock of Dominion. The final tender offer extended to Dominion shareholders for Dominion's common stock was CDN $14.50 and for Dominion's preferred stock was CDN $150.00.

On December 19, 1997, DTA received exemption orders from certain securities regulatory authorities permitting DTA to take-up and pay for the common shares and first preferred shares of Dominion that had been tendered. On that same date, the Company, as part of the above agreement, loaned DTA approximately $141.0 million to be used for the take-up of Dominion's tendered stock. This loan was subsequently applied against the purchase price for the Acquisition. The proceeds for this loan were obtained by the Company from an initial takedown on the Company's senior subordinated credit agreement described in Note C. As of December 29, 1997, DTA had taken up 37,422,222 common shares, representing approximately 98.5% of the common shares held by the public, and 354 first preferred shares, representing approximately 96% of the outstanding first preferred shares.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997
                                   (UNAUDITED)

NOTE B - BUSINESS ACQUISITIONS (CONTINUED)

On December 19, 1997, the Company also entered into an operating agreement (the "Operating Agreement") with Polymer and DTA regarding Dominion. Pursuant to the Operating Agreement, the Company's management has the authority to manage the day-to-day affairs (subject to certain limitations, as specified in the Operating Agreement) of the apparel fabrics business of Dominion until such time that the Company legally acquired the apparel fabrics business from DTA.

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer, DTA, Dominion and certain other parties thereto, pursuant to which the Company acquired the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $464.5 million, including the $141.0 million loan to DTA discussed above (the "Acquisition"). The total purchase price was funded with borrowings under the Company's credit facilities (described in Note C below). The Acquired Business manufactures and markets denim fabrics and fabrics for the commerical uniform market and consists of Swift Denim, Klopman International, S.p.A. and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia.

NOTE C - LONG-TERM DEBT

On June 4, 1996, the Company amended its term loan and revolving credit facility (the "Old Credit Facility") with its bank group led by First Union National Bank, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding principal balance of $48 million and continued to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. The amended term loan and revolving credit facility bore interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios. The average interest rate paid by the Company during the December quarter 1997 was 7.2%.

On December 19, 1997, the Company entered into a $470 million credit agreement (the "Interim Credit Agreement") with First Union National Bank ("FUNB"), as agent and lender. Initial revolving credit line borrowings under the Interim Credit Agreement were used to refinance

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997
                                   (UNAUDITED)



NOTE C - LONG-TERM DEBT (CONTINUED)


the Old Credit Facility. The Interim Credit Agreement was replaced on January 29, 1998 when the Company entered into a new credit agreement (the "Senior Credit Facility") with FUNB, as agent and lender. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). Under the Senior Credit Facility borrowings were, and are required to be, used to refinance the Company's prior senior credit facility with FUNB, to fund the Acquisition, to pay for certain closing costs and expenses related to the Acquisition and for general corporate and working capital purposes.

Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in 24 quarterly payments of $387,500 until March 27, 2004 and, thereafter, four quarterly payments of $36,425,000 until Term Loan B's maturity on April 2, 2005 and (ii) Term Loan C is repayable in 28 quarterly payments of $275,000 until April 2, 2005 and, thereafter, four quarterly payments of $25,575,000 until Term Loan C's maturity on April 1, 2006. Under the Senior Credit Facility, the interest rate on the Company's borrowings under its revolving line of credit and term loans initially is fixed at a per annum rate, at the Company's option, of either LIBOR plus 2.25%, LIBOR plus 2.75% and LIBOR plus 3.00%, respectively, or the greater of the prime rate or the federal funds rate plus .50% plus a margin of 1.00% for revolving loans, 1.5% for Term Loan B and 1.75% for Term Loan C for at least two full fiscal quarters following the closing of the Acquisition. Thereafter, the revolving line of credit borrowings will bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%,
 .75% or 1.00%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997
                                   (UNAUDITED)

NOTE C - LONG-TERM DEBT (CONTINUED)


(ii) LIBOR plus a margin of .75%, 1.00%, 1.25%, 1.50%, 1.75%, 2.00% or 2.25%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C will bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of .25%, .50%, .75%, 1.00%, 1.25% or 1.50%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 1.50%, 1.75%, 2.00%, 2.25%, 2.50% or 2.75%, based on the
Company achieving certain leverage ratios or (B) with respect to Term Loan C, either (i) (a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of .50%, .75%, 1.00%, 1.25%, 1.50% or 1.75%, based on the
Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 1.75%, 2.00%, 2.25%, 2.50%, 2.75%, or 3.00%, based on the Company's achieving certain leverage ratios.

The Company's obligations under the Senior Credit Facility are secured by all of the assets (other than real property) of the Company and each of its domestic subsidiaries, and a pledge by the Company and each of its subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of any of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

The Senior Credit Facility contains certain covenants, including, without limitation, those limiting the Company's and its subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, make certain investments or pay dividends. In addition, the Senior Credit Facility requires the Company to meet certain financial ratio tests and limits the amount of capital expenditures which the Company and its subsidiaries may make in any fiscal year.

On December 19, 1997, the Company entered into a Senior Subordinated Credit Agreement (the "Bridge Financing") with First Union Corporation, as agent and lender, which was amended on January 29, 1998 and provides for borrowings of $275 million, of which $145.6 million was initially borrowed on December 19, 1997 and the remainder of which was borrowed on January 29, 1998. All borrowings under the Bridge Financing were used to fund the Acquisition (including fees and expenses). The outstanding principal amount of all borrowings under the Bridge Financing will be due and payable on December 19, 2007; provided, however, that the Company is required to make certain

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997
                                   (UNAUDITED)


NOTE C - LONG-TERM DEBT (CONTINUED)

mandatory prepayments of principal in the event of certain dispositions of assets, capital contributions or other debt or equity issuances. Borrowings under the Bridge Financing bear interest, which is payable monthly, at a per annum rate initially of LIBOR plus 4.50% and increasing by .25% for each month that borrowings under the Bridge Financing remain outstanding. In no event shall the interest rate on such borrowings exceed 18% (with the maximum interest rate with respect to interest payable in cash not to exceed 14% and the remainder to be payable in kind).

All borrowings under the Bridge Financing are unsecured and payment by the Company of all obligations under the Bridge Financing is subordinated to the prior payment in full of all obligations under the Senior Credit Facility. The Bridge Financing contains certain covenants, including, without limitation, those limiting the Company's ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business or make dividends.

The Company expects to replace the Bridge Financing with 10 year senior subordinated notes during February 1998. The Company has obtained a commitment regarding the issuance and sale of the 10 year senior subordinated notes.

During January 1996, the Company entered into an interest rate swap on $25 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swap assures that the Company under its current credit agreement will pay a maximum rate of 8.53% (LIBOR fixed at 5.53% plus the maximum spread allowed under the Senior Credit Facility of 3.0%) on the $25 million of bank debt for a five-year period.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997
                                   (UNAUDITED)


NOTE D - INVENTORIES

The components of inventory at December 27, 1997, December 28, 1996 and September 27, 1997 consisted of the following (in thousands):


                                    December 27,  December 28,    September 27,
                                        1997         1996             1997
                                        ----          ----             ----
     Raw materials                    $ 1,729       $ 2,949         $ 2,353
     Stock in process                  18,582        14,409          13,359
     Produced goods                    77,157        71,001          79,611
     Dyes, chemicals and supplies       5,819         4,626           5,448
                                      -------       -------         -------
                                      103,287        92,985         100,771
     Less LIFO and other reserves      (7,353)       (7,745)         (8,254)
                                      -------       -------         -------
                                      $95,934       $85,240         $92,517
                                      =======       =======         =======


NOTE E - NET INCOME PER COMMON SHARE

Net income per common share data is computed based on the average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

Effective December 16,1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128). This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. FAS 128 also requires all periods presented to be restated after adoption of the statement.

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 2,000 shares and 170,950 shares of common stock were outstanding during the periods ended December 27, 1997 and December 28, 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 338,000 shares and 475,000 shares of common stock were outstanding during the periods ended December 27, 1997 and December 28, 1996, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of FAS 128. Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997
                                   (UNAUDITED)

NOTE F - STOCKHOLDERS' EQUITY

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                           COMMON    CONTRIBUTED    RETAINED   TREASURY
                           STOCK        CAPITAL     EARNINGS     STOCK      TOTAL
                         ---------- ------------- ----------- ----------- ----------
Balance at
  September 27, 1997         $121      $35,877      $70,566   $(2,247)   $104,317
Tax benefit from
  exercise of stock
  options                       -            6            -         -           6
Compensation earned
  related to stock
  options                       -           97            -         -          97
Net income (loss) for
  December 27, 1997             -            -         (634)        -        (634)
                             ----      -------      --------  -------     --------
Balance at
  December 27, 1997          $121      $35,980      $69,932   $(2,247)   $103,786
                             ====      =======      =======   =======    ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On October 27, 1997, the Company entered into an agreement with Polymer Group, Inc. ("Polymer") and its affiliate, DT Acquisition, Inc. ("DTA") to acquire from DTA the apparel fabrics business (the "Acquisition") of Dominion Textiles Inc. ("Dominion"). The Acquisition was contingent upon the successful completion of DTA's tender offer, which expired at 4 p.m. Toronto time on December 29, 1997, to purchase the capital stock of Dominion. The final tender offer extended to Dominion shareholders for Dominion's common stock was CDN $14.50 and for Dominion's preferred stock was CDN $150.00.

On December 19, 1997, DTA received exemption orders from certain securities regulatory authorities permitting DTA to take-up and pay for the common shares and first preferred shares of Dominion that had been tendered. On that same date, the Company, as part of the above agreement, loaned DTA approximately $141.0 million to be used for the take-up of Dominion's tendered stock. This loan was subsequently applied against the purchase for the Acquisition. The proceeds for this loan were obtained by the Company from an initial takedown on the Company's senior subordinated credit agreement described in "Liquidity and Capital Resources" below. As of December 29, 1997, DTA had taken up 37,422,222 common shares, representing approximately 98.5% of the common shares held by the public, and 354 first preferred shares, representing approximately 96% of the outstanding first preferred shares.

On December 19, 1997, the Company also entered into an operating agreement (the "Operating Agreement") with Polymer and DTA regarding Dominion. Pursuant to the Operating Agreement, the Company's management has the authority to manage the day-to-day affairs (subject to certain limitations, as specified in the Operating Agreement) of the apparel fabrics business of Dominion until such time that the Company legally acquired the apparel fabrics business from DTA.

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer, DTA, Dominion and certain other parties thereto, pursuant to which the Company acquired the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $464.5 million, including the $141.0 million loan to DTA discussed above (the "Acquisition"). The total purchase price was funded with borrowings under the Company's credit facilities (described in "Liquidity and Capital Resources" below). The Acquired Business manufactures and markets denim fabrics and fabrics for the commerical uniform market and consists of Swift Denim, Klopman International, S.p.A. and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia.


On April 23, 1997, the Company's Board of Directors authorized the Company's Management to purchase up to 900,000 shares or 7.7% of the Company's outstanding common stock from time to time over the following twelve months at prevailing prices in open-market transactions. As of January 30, 1998, under the current buy back program, the Company has acquired 12,201 shares of its outstanding common stock at an average price of $16.04 per common share.

RESULTS OF OPERATIONS

The Company's operations are classified into two business segments, apparel fabrics and home fabrics. Results for the three month periods ended December 27, 1997 and December 28, 1996 for each segment are shown below:

                                                Three Months Ended
                                                ------------------
                                          12/27/97               12/28/96
                                          --------               --------
                                          (dollar amounts in millions)
Net Sales Per Segment
  Apparel fabrics                           $113.7                $ 103.1
  Home fabrics                                13.4                    7.8
                                          --------                 ------
      Total net sales                       $127.1                 $110.9
                                            ======                 ======

Operating Income (Loss) Per Segment
  Apparel fabrics                           $  5.1                 $  8.9
    % of Apparel Fabrics Net Sales             4.5%                   8.7%
  Home fabrics                              $   .9                 $  (.1)
    % of Home Fabrics Net Sales                6.5%                  (2.0)%
                                             ------                 ------
  Total                                     $  6.0                 $  8.8
    % of Total Net Sales                       4.7%                   7.9%

Net sales for the December quarter 1997 (the first quarter of fiscal 1998) were $127.1 million, a 14.6% increase over December quarter 1996 (first quarter of fiscal 1997) sales of $110.9 million. Apparel fabrics sales increased $10.6 million or 10.3% during the December quarter 1997 while home fabrics net sales increased $5.6 million or 71.8% during the December quarter 1997. The increase in apparel fabrics net sales in December quarter 1997 reflected an increase in volume and improved selling prices over December quarter 1996. The increase in home fabrics sales was due to a stronger market for home decorative fabrics as well as strong demand in the home furnishings market for unfinished fabrics (greige goods).

Operating income was $6.0 million or 4.7% of net sales for the first quarter of fiscal 1998 as compared to $8.8 million or 7.9% of net sales for the first quarter of fiscal 1997. The $3.8 million decline in apparel fabrics operating income for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 was primarily a result of higher sales levels that caused the Company's dyeing and finishing plant to operate beyond its rated capacity, resulting in manufacturing inefficiencies and excess cost for overtime. In addition, the decline was partially attributable to the Company's Mexican garment manufacturing operation which was impacted by increased labor costs during December quarter 1998 as compared to December quarter 1997. Home fabrics operating income increased $1.0 million for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. The home fabrics operating income improvement was attributable to a strong demand for home fabrics goods which resulted in increased sales volume, improved selling prices and improved margins.

Interest expense was $3.5 million for the December quarter 1997 as compared to $3.1 million for the December quarter 1996. The increase in interest expense was primarily due to higher working capital requirements and capital expenditures in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Both of these items increased to support higher sales and the future growth of the Company. (See "Liquidity and Capital Resources" below)

The Company had a net loss for the first quarter of fiscal 1998 of $0.6 million or $.05 per common share on a diluted basis as compared to net income for the first quarter of fiscal 1997 of $3.5 million or $.30 per common share. Net income for the first quarter of fiscal 1998 was adversely impacted by nonrecurring charges of $4.0 million pre-tax or $.20 per common share related to the Acquisition. These charges included (i) a $2.7 million pre-tax or $.14 per common share charge related to hedging the Canadian dollar against currency fluctuations, allowing the Company to fix the purchase price for the Acquired Business which was based in Canadian dollars, (ii) a $0.4 million pre-tax or $.02 per common share charge for interest on the Bridge Financing, and (iii) a $0.9 million pre-tax ($0.5 million after tax) extraordinary charge due to the write-off of fees and expenses related to the Company's old credit facility which was refinanced in December in order to provide funds for the Acquisition. Excluding these charges, net income for the first quarter of fiscal 1998 would have been $1.8 million or $.15 per common share.

Effective December 16,1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128). This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. FAS 128 also requires all periods presented to be restated after adoption of the statement.

The Company's order backlog at December 27, 1997 was $168.4 million, a 1% increase over the December 28, 1996 backlog of $166.9 million. Apparel fabrics backlog was up 2% over the December 28, 1996 level while home fabrics backlog was 12% lower than the previous year primarily due to a decline in orders from a Home Fashion Fabrics customer which filed for bankruptcy protection during fiscal year 1997. The customer was subsequently sold and the Company is selling to the new owner under standard credit terms.

LIQUIDITY AND CAPITAL RESOURCES
On June 4, 1996, the Company amended its term loan and revolving credit facility (the "Old Credit Facility") with its bank group led by First Union National Bank, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expires March 31, 2000, from $150 million to $170 million. The term loan was restated to the outstanding principal balance of $48 million and continued to require equal quarterly principal payments of $3 million through the term loan's expiration on April 30, 2000. The amended term loan and revolving credit facility bore interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios.

On December 19, 1997, the Company entered into a $470 million credit agreement (the "Interim Credit Agreement") with First Union National Bank ("FUNB"), as agent and lender. Initial revolving credit line borrowings under the Interim Credit Agreement were used to refinance the Company's Old Credit Facility. The Interim Credit Agreement was replaced on January 29, 1998 when the Company entered into a new credit agreement (the "Senior Credit Facility") with FUNB, as agent and lender. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). Under the Senior Credit Facility borrowings were, and are required to be, used to refinance the Company's prior senior credit facility with FUNB, to fund the Acquisition, to pay for certain closing costs and expenses related to the Acquisition and for general corporate and working capital purposes.

Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in 24 quarterly payments of $387,500 until March 27, 2004 and, thereafter, four quarterly payments of $36,425,000 until Term Loan B's maturity on April 2, 2005 and (ii) Term Loan C is repayable in 28 quarterly payments of $275,000 until April 2, 2005 and, thereafter, four quarterly payments of $25,575,000 until Term Loan C's maturity on April 1, 2006. Under the Senior Credit Facility, the interest rate on the Company's borrowings under its revolving line of credit and term loans initially is fixed at a per annum rate, at the Company's option, of either LIBOR plus 2.25%, LIBOR plus 2.75% and LIBOR plus 3.00%, respectively, or the greater of the prime rate or the federal funds rate plus .50% plus a margin of 1.00% for revolving loans, 1.5% for Term Loan B and 1.75% for Term Loan C for at least two full fiscal quarters following the closing of the Acquisition.

Thereafter, the revolving line of credit borrowings will bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%,
 .75% or 1.00%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of .75%, 1.00%, 1.25%, 1.50%, 1.75%, 2.00% or 2.25%, based on the Company achieving certain leverage ratios.
Term Loan B and Term Loan C will bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of .25%, .50%, .75%, 1.00%, 1.25% or 1.50%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 1.50%, 1.75%, 2.00%, 2.25%, 2.50% or 2.75%, based on the Company achieving certain leverage ratios or
(B) with respect to Term Loan C, either (i) (a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of .50%, .75%, 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 1.75%, 2.00%, 2.25%, 2.50%, 2.75%, or 3.00%, based on the
Company's achieving certain leverage ratios.

The Company's obligations under the Senior Credit Facility are secured by all of the assets (other than real property) of the Company and each of its domestic subsidiaries, and a pledge by the Company and each of its subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of any of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

The Senior Credit Facility contains certain covenants, including, without limitation, those limiting the Company's and its subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, make certain investments or pay dividends. In addition, the Senior Credit Facility requires the Company to meet certain financial ratio tests and limits the amount of capital expenditures which the Company and its subsidiaries may make in any fiscal year.

On December 19, 1997, the Company entered into a Senior Subordinated Credit Agreement (the "Bridge Financing") with First Union Corporation, as agent and lender, which was amended on January 29, 1998 and provides for borrowings of $275 million, of which $145.6 million was initially borrowed on December 19, 1997 and the remainder of which was borrowed on January 29, 1998. All borrowings under the Bridge Financing were used to fund the Acquisition (including fees and expenses). The outstanding principal amount of all borrowings under the Bridge Financing will be due and payable on December 19, 2007; provided, however, that the Company is required to make certain mandatory prepayments of principal in the event of certain dispositions of assets, capital contributions or other debt or equity issuances. Borrowings under the Bridge Financing bear interest, which is payable monthly, at a per annum rate initially of LIBOR plus 4.50% and increasing by .25% for each month that borrowings under the Bridge Financing remain outstanding. In no event shall the interest rate on such borrowings exceed 18% (with the maximum interest rate with respect to interest payable in cash not to exceed 14% and the remainder to be payable in kind).

All borrowings under the Bridge Financing are unsecured and payment by the Company of all obligations under the Bridge Financing is subordinated to the prior payment in full of all obligations under the Senior Credit Facility. The Bridge Financing contains certain covenants, including, without limitation, those limiting the Company's ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business or make dividends.

The Company expects to replace the Bridge Financing with 10 year senior subordinated notes during February 1998. The Company has obtained a commitment regarding the issuance and sale of the 10 year senior subordinated notes.

During January 1996, the Company entered into an interest rate swap on $25 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swap assures that the Company under its current credit agreement will pay a maximum rate of 8.53% (LIBOR fixed at 5.53% plus the maximum spread allowed under the Senior Credit Facility of 3.0%) on the $25 million of bank debt for a five-year period.

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998 with the Pension Benefit Guaranty Corporation ("PBGC"), the Company will provide $5.0 million in additional funding to three defined benefit pension plans previously sponsored by Dominion, $3.0 million of which was paid at the closing of the Acquisition and the remaining $2.0 million of which is to be paid in installments over the succeeding two years. The Pension Funding Agreement also gives the PBGC a first priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, either (i) the pension plans are fully funded for two consecutive years or (ii) the Company receives an investment grade rating on its debt.

For the first three months of fiscal 1998, the Company spent approximately $8.1 million for capital expenditures. The Company expects to spend approximately $35 million on capital expenditures in fiscal 1998, including expenditures for the Acquired Business subsequent to the Acquisition. These expenditures will be primarily for the ongoing modernization of the Company's weaving and dyeing and finishing facilities and for the expansion of the Company's garment operations in Mexico. The Company expects to fund these expenditures through funds from operations and borrowings under its Senior Credit Facility.

Working capital increased approximately $39.9 million to $163.3 million at December 27, 1997 as compared to $123.4 million at December 28, 1996. The increase in working capital was primarily attributable to a $12.0 million decrease in the current portion of long-term debt, a $10.7 million increase in inventories and a $10.0 million increase in accounts receivable. The $12.0 million decrease in the current portion of long-term debt was due to the early repayment of the Company's term loan under its previous senior credit facility which was refinanced on December 19, 1997, then subsequently refinanced on January 29, 1998 as discussed above. The $10.7 million increase in inventories primarily resulted from an increase in apparel fabrics inventories to support higher apparel fabrics sales and an increase in G&L Service Company inventory levels as it continues building its customer base. The $10.0 million increase in accounts receivable was primarily a result of higher net sales over the same period last year.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         South Carolina environmental authorities recently approved a closure plan for an aeration pond at the Company's Society Hill facility that was formerly used for wastewater treatment. The Company also intends to undertake the remediation of environmental conditions at a site near the Erwin, North Carolina facility of its Acquired Business. The Company does not expect the expenditures and capital outlays involved in the implementation of these efforts to be material.

Item 2.  Changes in Securities (not applicable)

Item 3.  Defaults Upon Senior Securities (not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.  Other Information (not applicable)

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

         (b) Reports on Form 8-K - The Registrant filed a Form 8-K on November 13, 1997 to report that the Company had entered into an agreement with Polymer Group, Inc. and its affiliate, DT Acquisition Inc., to buy certain assets of Dominion Textile, Inc. upon the successful completion of DT Acquisition's tender offer to purchase Dominion.

         The Registrant filed a Form 8-K on January 15, 1998 to report, among other things, that the Company had entered into an operating agreement with DT Acquisition Inc. The filing also disclosed the terms of the Company's new debt agreements with First Union.

         The Registrant filed a Form 8-K on February 9, 1998 to report that the Company had completed its acquisition of Dominion Textile's Apparel Fabrics Business. The filing also disclosed the terms of the Company's new debt agreements with First Union.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Galey & Lord, Inc.
                            ------------------
                                 (Registrant)




                            /s/Michael R. Harmon
                            --------------------
                            Michael R. Harmon
                            Executive Vice President,
                            Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer), Treasurer
                            and Secretary




February 10, 1998
-----------------
     Date

                                  EXHIBIT INDEX


Exhibit                                                          Sequential
Number            Description                                     Page No.
------            -----------                                     --------

11                Statement Regarding Computation
                  of Per Share Earnings

27                Financial Data Schedule