Form 10-Q
period 1998-03-28
GALEY & LORD INC
filed 1998-05-12
CIK 884124

===============================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998
                               ---------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              ------------     -------------

Commission File Number 0-20080
                       --------

                              GALEY & LORD, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
       ------------------------------            ------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
(Address of principal executive offices)               Zip Code

                                  212/465-3000
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No     .
                                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 11,759,187 shares as of May 8, 1998.

                                                 Exhibit Index at page 28

                                      INDEX

                               GALEY & LORD, INC.

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets --                                 3
               March 28, 1998, March 29, 1997
               and September 27, 1997

               Consolidated Statements of Income --                           4
               Three and six months ended March 28, 1998
               and March 29, 1997

               Consolidated Statements of Cash Flows --                       5
               Six months ended March 28, 1998 and March 29, 1997

               Notes to Consolidated Financial Statements --               6-16
               March 28, 1998

Item 2.        Management's Discussion and Analysis of                    17-24
               Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative Disclosures About                24
               Market Risk

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                             25

Item 2.        Changes in Securities and Use of Proceeds                     25

Item 3.        Defaults upon Senior Securities                               25

Item 4.        Submission of Matters to a Vote of Security                   25
               Holders

Item 5.        Other Information                                             25

Item 6.        Exhibits and Reports on Form 8-K                              26


SIGNATURES                                                                   27


EXHIBIT INDEX                                                                28



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                               GALEY & LORD, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                       March 28,             March 29,           SEPTEMBER 27,
                                                                         1998                  1997                 1997
                                                                      (Unaudited)           (Unaudited)              *
                                                                      ------------          -----------          ------------
ASSETS

Current assets:
    Cash and cash equivalents                                      $         16,505       $       5,028          $        2,277
    Trade accounts receivable                                               197,388              86,136                  80,633
    Sundry notes and accounts receivable                                     11,946                 259                     206
    Inventories                                                             178,591              85,546                  92,517
    Income taxes receivable                                                       -                   -                   1,412
    Deferred income taxes                                                    13,350                   -                       -
    Prepaid expenses and other current
       assets                                                                 5,751               2,375                   3,894
                                                                   ----------------       -------------          --------------
          Total current assets                                              423,531             179,344                 180,939

Property, plant and equipment, at cost                                      490,115             173,857                 197,184
Less accumulated depreciation and
    amortization                                                            (78,639)            (61,215)                (67,739)
                                                                   ----------------       -------------          --------------
                                                                            411,476             112,642                 129,445

Investment in and advances to associated companies
                                                                             23,609                   -                       -
Deferred charges                                                             15,743                 927                     820
Other non current assets                                                      1,078                   -                       -
Intangibles                                                                 169,593              38,665                  37,987
                                                                   ----------------       -------------          --------------
                                                                   $      1,045,030       $     331,578          $      349,191
                                                                   ================       =============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                              $          4,250       $      13,307          $       13,281
    Trade accounts payable                                                   63,981              22,699                  23,488
    Accrued salaries and employee
       benefits                                                              26,725               7,867                   9,450
    Accrued liabilities                                                      54,883               2,258                   3,582
    Deferred income taxes                                                         -                 525                     633
    Income taxes payable                                                         14               3,515                       -
                                                                   ----------------       -------------          --------------
          Total current liabilities                                         149,853              50,171                  50,434

Commitments
Long-term debt                                                              698,059             167,920                 176,755
Other long-term liabilities                                                  24,251                 104                       -
Deferred income taxes                                                        64,161              15,614                  17,685

Stockholders' equity:
    Common stock                                                                121                 120                     121
    Contributed capital in excess of
       par value                                                             37,281              35,489                  35,877
    Retained earnings                                                        74,028              64,211                  70,566
    Treasury stock, at cost                                                  (2,247)             (2,051)                 (2,247)
    Currency translation adjustment                                            (477)                  -                       -
                                                                   ----------------       -------------          --------------
          Total stockholders' equity                                        108,706              97,769                 104,317
                                                                   ----------------       -------------          --------------
                                                                   $      1,045,030       $     331,578          $      349,191
                                                                   ================       =============          ==============


* Condensed from audited financial statements.



                  See accompanying notes to consolidated financial statements.


                                                     GALEY & LORD, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                        (Amounts in thousands except per share data)



                                                               Three Months Ended                Six Months Ended
                                                               -------------------              --------------------
                                                             March 28,     March 29,           March 28,         March 29,
                                                               1998             1997             1998              1997
                                                              --------     ----------          ----------        -----------
Net sales                                                 $     237,645    $     129,429    $     364,792     $     240,357
Cost of sales                                                   203,529          115,567          320,880           213,927
                                                          -------------    -------------    -------------     -------------

Gross profit                                                     34,116           13,862           43,912            26,430

Selling, general and
  administrative expenses                                        10,523            4,184           13,910             7,545
Amortization of goodwill                                            952              419            1,373               837
                                                          -------------    -------------    -------------     -------------

Operating income                                                 22,641            9,259           28,629            18,048

Interest expense                                                 12,629            3,061           16,129             6,113

Equity in the income from associated
 companies, net of taxes                                           (832)               -             (832)                -

Bridge financing interest expense                                 3,549                -            3,928                 -

Loss on foreign currency hedges                                       -                -            2,745                 -
                                                          -------------    -------------    -------------     -------------

Income before income taxes and
  extraordinary loss                                              7,295            6,198            6,659            11,935

Income tax expense (benefit)
  Current                                                         3,161            2,601            2,310             4,238
  Deferred                                                           38             (203)             363               375
                                                          -------------    --------------   -------------     -------------

Income before extraordinary  loss                                 4,096            3,800            3,986             7,322

Extraordinary loss from debt
  refinancing, net of taxes of $332                                   -                -             (524)                -
                                                          -------------    -------------    -------------     -------------

Net income                                                $       4,096    $       3,800    $       3,462     $       7,322
                                                          =============    =============    =============     =============



Net income per common share:

Basic:
  Average common shares outstanding                              11,682           11,598           11,673            11,587
  Income per share before
    extraordinary loss                                    $        .35     $        .33     $        .34      $        .63
  Extraordinary loss from debt
    refinancing                                                       -                -            (.04)                 -
                                                           ------------     ------------     -----------       ------------

  Net income per common share -  basic                    $        .35     $        .33     $        .30      $        .63
                                                          ============     ============     ============      ============

Diluted:
  Average common shares outstanding                              12,088           12,006           12,071            11,947
  Income per share before
    extraordinary loss                                    $        .34     $        .32     $        .33      $        .61
  Extraordinary loss from debt
    refinancing                                                       -                -            (.04)                 -
                                                          -------------    -------------    ------------      -------------

  Net income per common share -
    diluted                                               $        .34     $        .32     $        .29      $        .61
                                                          ============     ============     ============      ============





          See accompanying notes to consolidated financial statements.



                                                     GALEY & LORD, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   (Amounts in thousands)
                                                                                               Six Months Ended
                                                                                          ---------------------------
                                                                                            March 28,        March 29,
                                                                                             1998               1997
                                                                                         ------------        -------
Cash flows from operating activities:
  Net income                                                                             $        3,462     $     7,322
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation of property, plant and equipment                                                11,384           6,493
    Amortization of intangible assets                                                             1,373             837
    Amortization of deferred charges                                                              2,475             148
    Amortization of investment in associated companies                                               98               -
    Deferred income taxes                                                                           363             375
    Non-cash compensation                                                                           782             348
    (Gain)/loss on disposals of property, plant and
       equipment                                                                                    221              88
    Undistributed income from associated companies                                                 (832)              -
    Dividends received from associated companies                                                    253               -
    Foreign currency translation adjustment                                                        (477)              -
    Extraordinary loss from debt refinancing                                                        524               -

  Changes in assets and liabilities (net of acquisition):
    (Increase)/decrease in accounts receivable - net                                            (40,742)        (11,956)
    (Increase)/decrease in sundry notes & accounts
       receivable                                                                                14,441             (95)
    (Increase)/decrease in inventories                                                           (5,125)         (8,612)
    (Increase)/decrease in prepaid expenses and other
       current assets                                                                             5,301            (522)
    (Increase)/decrease in other non current assets                                               3,086               -
    (Decrease)/increase in accounts payable - trade                                              (2,039)          1,742
    (Decrease)/increase in accrued liabilities                                                      230          (3,952)
    (Decrease)/increase in income taxes payable                                                     141           2,400
    (Decrease)/increase in other long-term liabilities                                            2,320               -
                                                                                         --------------     -----------

Net cash provided by (used in) operating activities                                              (2,761)         (5,384)

Cash flows from investing activities:
  Acquisition of business - net of cash acquired                                               (456,908)              -
  Property, plant and equipment expenditures                                                    (15,029)        (13,258)
  Proceeds from sale of property, plant and equipment                                             4,041           1,055
  Other                                                                                             499             (35)
                                                                                         --------------     -----------

Net cash provided by (used in) investing activities                                            (467,397)        (12,238)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                                                (2,200)         27,300
  Issuance of long-term debt                                                                  1,319,008               -
  Principal payments on long-term debt                                                         (814,802)         (8,844)
  Net proceeds from issuance of common stock                                                        622             454
  Payment of bank fees and loan costs                                                           (18,242)            (20)
  Other                                                                                               -             (39)
                                                                                         --------------     -----------

Net cash provided by (used in) financing activities                                             484,386          18,851
                                                                                        ---------------    ------------

Net increase/(decrease) in cash and cash equivalents                                             14,228           1,229

Cash and cash equivalents at beginning of period                                                  2,277           3,799
                                                                                        ---------------     -----------

Cash and cash equivalents at end of period                                               $       16,505     $     5,028
                                                                                        ===============     ===========





          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly owned subsidiaries. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 28, 1998 and the results of operations and cash flows for the periods ended March 28, 1998 and March 29, 1997. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 27, 1997.

NOTE B - BUSINESS ACQUISITIONS

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties thereto, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for approximately $466.1 million in cash including certain costs related to the Acquisition. The Acquired Business primarily consists of several subsidiaries and operating divisions of Dominion, which are comprised of Swift Denim, Klopman International, S.p.A. ("Klopman") and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities (described in Note C below). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes") to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair market value of approximately $519.4 million and assumed liabilities of approximately $186.3 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $133.0 million for the excess of purchase price (including assumed liabilities) over the fair market value of the assets acquired. The goodwill amount is being amortized over a 40-year period.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)


NOTE B - BUSINESS ACQUISITIONS (CONTINUED)

The following pro forma unaudited results of operations assume the Acquisition of the apparel fabrics business of Dominion Textiles, Inc. had occurred at the beginning of fiscal 1998 and fiscal 1997, respectively. These pro forma results give effect to certain adjustments, including depreciation of Acquired Business property, plant and equipment, amortization of the cost of the Acquisition in excess of net assets acquired, elimination of duplicate corporate overhead expenses and other costs and increased interest expense resulting from the Acquisition and related financing.



                                                                                        Six Months Ended
                                                                                        ----------------
                                                                      March 28, 1998                     March 29, 1997
                                                                      --------------                     --------------
                                                                              (in thousands except per share data)

Net sales                                                                   $528,105                           $532,602
Loss before extraordinary item                                              $ (4,906)                          $ (1,206)
Loss before extraordinary item per share-diluted                            $   (.41)                          $   (.10)
Net loss                                                                    $ (5,430)                          $ (1,206)
Net loss per share-diluted                                                  $   (.45)                          $   (.10)


NOTE C - LONG-TERM DEBT

On February 24, 1998 the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008. Net proceeds from the offering, estimated to be $289.3 million (net of Initial Purchaser's discount and estimated offering expenses), were used to repay (i) $275.0 million principal amount of borrowings under a Senior Subordinated Credit Agreement (the "Bridge Financing") incurred to partially finance the Acquisition and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein).

On April 22, 1998 the Company commenced an exchange offer (the "Exchange Offer") to exchange up to $300.0 million aggregate principal amount of publicly registered 9 1/8% Senior Subordinated Notes Due 2008 (the "Exchange Notes") for like aggregate principal amount of Initial Notes properly tendered (and not withdrawn) on or prior to May 20, 1998 pursuant to the terms and conditions set forth in a prospectus ("the "Prospectus") dated April 22, 1998 and filed as part

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)


NOTE C - LONG-TERM DEBT (CONTINUED)

of a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission which was declared effective on April 22, 1998. The terms of the Exchange Notes are identical in all material respects to those of the Initial Notes except that the Exchange Notes are freely transferable by holders and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. Interest on the Exchange Notes will be paid March 1 and September 1 of each year, commencing September 1, 1998.

The Exchange Notes will be general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries and senior in right of payment to any subordinated indebtedness of the Company. The Exchange Notes will be unconditionally guaranteed, on an unsecured senior subordinated basis, by Galey & Lord Industries, Inc., Swift Denim Services, Inc., G&L Service Company North America, Inc., Swift Textiles Inc. and other future direct and indirect domestic subsidiaries.

The Exchange Notes will be subject to certain covenants, including, without limitation, those limiting the Company and its subsidiaries' ability to incur indebtedness, pay dividends, incur liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of restricted subsidiaries or merge or consolidate the Company or its restricted subsidiaries.

On January 29, 1998 the Company entered into a new credit agreement as amended, (the "Senior Credit Facility") with First Union National Bank ("FUNB"), as agent and lender, and as of March 27, 1998 a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C").

Under the Senior Credit Facility borrowings were used to refinance the Company's prior senior credit facility with FUNB, to fund the Acquisition, to pay for certain closing costs and expenses related to the Acquisition and for general corporate and working capital purposes.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)


NOTE C - LONG-TERM DEBT (CONTINUED)

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

The Company's obligations under the Senior Credit Facility are secured by all of the assets (other than real property) of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries, a pledge of 65% of the outstanding voting capital stock and 100% of the outstanding non-voting capital

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)

NOTE C - LONG-TERM DEBT (CONTINUED)

stock, of certain of its respective foreign subsidiaries.
In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

On December 19, 1997, the Company entered into a $470.0 million credit agreement (the "Interim Credit Agreement") with FUNB, as agent and lender. Initial revolving credit line borrowings under the Interim Credit Agreement were used to refinance the existing term loan and revolving credit facility. The Interim Credit Agreement was replaced on January 29, 1998 when the Company entered into the Senior Credit Facility with FUNB, as agent and lender.

On December 19, 1997, the Company entered into a Senior Subordinated Credit Agreement (the "Bridge Financing") with First Union Corporation, as agent and lender, which was amended on January 29, 1998, and provided for borrowings of $275.0 million, of which $145.6 million were initially borrowed on December 19, 1997 and the remainder of which was borrowed on January 29, 1998. All borrowings under the Bridge Financing were used to fund the Acquisition (including fees and expenses). The Bridge Financing was repaid on February 24, 1998 when the Company closed its private offering of $300.0 million aggregate principal amount of Initial Notes.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)



NOTE C - LONG-TERM DEBT (CONTINUED)

During January 1996, the Company entered into an interest rate swap on $25.0 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swap assures that the Company under its current credit agreement will pay a maximum rate of 8.53% (LIBOR fixed at 5.53% plus the maximum spread allowed under the Senior Credit Facility of 3.0%) on the $25.0 million of bank debt for a five-year period.

NOTE D - INVENTORIES

The components of inventory at March 28, 1998, March 29, 1997 and September 27, 1997 consisted of the following (in thousands):





                                                             March 28,                  March 29,            September 27,
                                                                 1998                     1997                     1997
                                                             ---------                 ------------           -------------
     Raw materials                                             $ 12,396                  $ 5,048                 $ 2,353
     Stock in process                                            38,814                   15,552                  13,359
     Produced goods                                             123,728                   67,318                  79,611
     Dyes, chemicals and supplies                                13,168                    4,936                   5,448
                                                                 -------                  -------                 -------
                                                                188,106                   92,854                 100,771
     Less LIFO and other reserves                                (9,515)                  (7,308)                 (8,254)
                                                                -------                  -------                 -------
                                                               $178,591                  $85,546                 $92,517
                                                               ========                  =======                 =======


                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)



NOTE E - NET INCOME PER COMMON SHARE

Net income per common share data is computed based on the average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

Effective December 16, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128). This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. FAS 128 also requires all periods presented to be restated after adoption of the statement.

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 3,000 shares and 11,750 shares of common stock were outstanding during the three months ended March 28, 1998 and March 29, 1997, respectively, and options to purchase 2,000 shares and 30,950 shares of common stock were outstanding during the six months ended March 28, 1998 and March 29, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 251,000 shares and 317,000 shares of common stock were outstanding during the three months ended March 28, 1998 and March 29, 1997, respectively, and options to purchase 266,166 shares and 317,000 shares of common stock were outstanding during the six months ended March 28, 1998 and March 29,1997, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of FAS 128. Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

Subsequent to March 28, 1998, options to purchase 227,000 shares of common stock were vested upon the market price of common shares reaching certain target prices. These options were not included in the computation of diluted earnings per share for the period ended March 28, 1998 pursuant to the contingent share provisions of FAS 128.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)



NOTE F - STOCKHOLDERS' EQUITY

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):




                                                                                                   CURRENCY
                                COMMON        CONTRIBUTED         RETAINED        TREASURY        TRANSLATION
                                 STOCK          CAPITAL           EARNINGS         STOCK          ADJUSTMENT           TOTAL
                              ------------ ------------------- --------------- --------------- ------------------ ----------------
Balance at
  September 27, 1997               $121             $35,877          $70,566       $(2,247)                -          $104,317
Tax benefit from
  Exercise of stock
  Options                             -                   6                -             -                 -                 6
Compensation earned
  Related to stock
  Options                             -                  97                -             -                 -                97
Net income (loss) for
  December 27, 1997                   -                   -             (634)            -                 -              (634)
                                   ----             -------          -------       -------            ------          --------
Balance at
  December 27, 1997                $121             $35,980          $69,932       $(2,247)           $    -          $103,786
                                   ----             -------          -------       -------            ------          --------

Issuance of 56,115
  Shares of common
  stock upon exercise
  of options                          -                 488                -             -                 -               488
Issuance of 7,686
  shares of
  Restricted Common
  Stock                               -                 140                -             -                 -               140
Tax benefit from
  exercise of stock
  options                             -                   7                -             -                 -                 7
Compensation earned
  related to issuance
  of stock options                    -                 666                -             -                 -               666
Currency translation
  adjustment                          -                   -                -             -              (477)             (477)
Net income for March
  28, 1998                            -                   -            4,096             -                 -             4,096
                                   ----             -------          -------       -------             -----          --------
Balance at March 28,
  1998                             $121             $37,281          $74,028       $(2,247)            $(477)         $108,706
                                   ====             =======          =======       =======             =====          ========




                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)


NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following is summarized condensed consolidating financial information for the Company, segregating Galey and Lord, Inc. (the "Parent") and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional and joint and several. Separate financial statements of each of the guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors.




                                                                                    March 28, 1998
                                          ------------------------------------------------------------------------------------------
                                                         Guarantor          SNon-Guarantor
                                          Parent        Subsidiaries         Subsidiaries    Eliminations         Consolidated
                                          ------      ----------------   -----------------   ------------         -------------
Financial Position

Current assets:
    Trade accounts receivable            $      -      $     151,587    $        45,801      $            -    $        197,388
    Inventories                                 -            141,353             37,551                (313)            178,591
    Other current assets                   55,686             22,561             24,888             (55,583)             47,552
                                         --------      -------------    ---------------       -------------    ----------------
          Total current assets             55,686            315,501            108,240             (55,896)            423,531

Property, plant and equipment, net             --            300,647            110,829                   -             411,476

Intangibles                                 8,756            160,837                  -                   -             169,593
Other assets                              782,357                275             24,687            (766,889)             40,430
                                         --------      -------------    ---------------      --------------    ----------------

                                         $846,799      $     777,260    $       243,756      $     (822,785)  $       1,045,030
                                         ========      =============    ===============      ================  ================

Current liabilities:
    Trade accounts payable               $    437      $      36,998    $        26,546      $            -   $          63,981
    Accrued liabilities                    36,546             32,509             13,106                (553)             81,608
    Other current liabilities               1,988             33,389             24,505             (55,618)              4,264
                                         --------      -------------    ---------------      ----------------  ----------------
          Total current liabilities        38,971            102,896             64,157             (56,171)            149,853


Long-term debt                            690,124            563,500             37,435            (593,000)            698,059
Other non-current liabilities                  --             76,552             12,152                (292)             88,412

Stockholders' equity                      117,704             34,312            130,012            (173,322)            108,706
                                         --------      -------------    ---------------      ----------------  ----------------

                                         $846,799      $     777,260    $       243,756      $     (822,785)   $      1,045,030
                                         ========      =============    ===============      ================  ================


                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)


NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)







                                                                      Three Months Ended March 28, 1998
                                         -----------------------------------------------------------------------------------------
                                                            Guarantor          Non-Guarantor
                                         Parent             Subsidiaries        Subsidiaries      Eliminations         Consolidated
                                         ------             ------------       -------------     -------------        -------------
Results of Operations

Sales                                   $ 399             $     196,888       $      47,635      $  (7,277)     $     237,645

Gross Profit                              389                    27,742               6,452           (467)            34,116

Operating Income                          (44)                   18,391               3,963           (331)            22,641

Interest expense and income taxes         730                    16,684               1,131              -             18,545

Net income                              $(774)            $       1,707       $       2,832      $    (331)     $       4,096





                                                                     Six Months Ended March 28, 1998
                                         ----------------------------------------------------------------------------------------
                                                          Guarantor         Non-Gurantor
                                         Parent          Subsidiaries       Subsidiaries      Eliminations         Consolidated
                                         ------         --------------      -------------     ------------         -------------
Results of Operations

Sales                                   $ 493            $     324,035       $      51,829      $   (11,565)     $     364,792

Gross Profit                              483                   37,472               6,518             (561)            43,912

Operating Income                          (44)                  24,219               4,029              425             28,629

Interest expense and income taxes         730                   23,260               1,177                -             25,167

Net income                              $(774)           $         959       $       2,852      $       425      $       3,462



                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)

      NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)




                                                                            Six Months Ended March 28, 1998
                                     ---------------------------------------------------------------------------------------------
                                                       Guarantor           Non-Guarantor
                                     Parent            Subsidiaries         Subsidiaries      Eliminations         Consolidated
                                     ------            ------------        --------------     -------------        -------------
Cash Flows

Cash provided by (used in)
    operating activities            $   (446)           $     (10,063)      $      7,748      $             -      $      (2,761)

Cash provided by (used in)
    investing activities            (465,945)                 (13,064)            11,612                    -           (467,397)

Cash provided by (used in)
    financing activities             469,391                   22,335             (7,340)                   -            484,386
                                    ---------           -------------       ------------      ---------------      -------------
Net change in cash and cash
    equivalents                        3,000                     (792)            12,020                    -                  -

Cash and cash equivalents at
    beginning of period                    -                    2,277                  -                    -              2,277
                                    ---------           -------------       ------------      ---------------      -------------

Cash and cash equivalents at
    end of period                   $  3,000            $       1,485       $     12,020      $             -      $      16,505
                                    =========           =============       ============      ================     =============


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties thereto, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for approximately $466.1 million in cash including certain costs related to the Acquisition. The Acquired Business primarily consists of several subsidiaries and operating divisions of Dominion, which are comprised of Swift Denim, Klopman International, S.p.A. ("Klopman") and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit (See "Liquidity and Capital Resources" below). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes") to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair market value of approximately $519.4 million and assumed liabilities of approximately $186.3 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $133.0 million for the excess of purchase price (including assumed liabilities) over the fair market value of the assets acquired. The goodwill amount is being amortized over a 40-year period

On April 23, 1997, the Company's Board of Directors authorized the Company's Management to purchase up to 900,000 shares or 7.7% of the Company's outstanding common stock from time to time over the following twelve months at prevailing prices in open-market transactions. As of May 8, 1998, under the current buy back program, the Company has acquired 12,201 shares of its outstanding common stock at an average price of $16.04 per common share.

RESULTS OF OPERATIONS

The Company's operations are classified into two business segments, apparel fabrics and home fabrics. Results for the three and six month periods ended March 28, 1998 and March 29, 1997 for each segment are shown below:



                                                               Three Months Ended                  Six Months Ended
                                                               ---------------------------        --------------------------
                                                                03/28/98*        03/29/97         03/28/98*         03/29/97
                                                               -----------       --------         ---------         ----------

                                                                                 (dollar amounts in millions)
Net Sales Per Segment
  Apparel fabrics                                               $225.1         $120.5                $338.8            $223.7
  Home fabrics                                                    12.5            8.9                  26.0              16.7
                                                                ------         ------                 ------            ------
      Total net sales                                           $237.6         $129.4                $364.8            $240.4
                                                                ======         ======                ======            ======

Operating Income (Loss) Per Segment
  Apparel fabrics                                               $ 22.0         $  9.2                $ 27.1             $18.1
    % of apparel fabrics net sales                                 9.8%           7.6                   8.0%              8.1%
  Home fabrics                                                      .6         $   .1                   1.5             $ (.1)
    % of home fabrics net sales                                    5.4%           1.4%                  6.0               (.2)
                                                              ----------        -------               ------             ------
  Total                                                         $ 22.6         $  9.3                $ 28.6             $18.0
    % of total net sales                                           9.5%           7.2%                  7.9%              7.5%



* Includes results of operations of the Acquired Business for the two month period from January 30, 1998 through March 28, 1998.

Net sales for the March quarter 1998 (the second quarter of fiscal 1998) were $237.6 million as compared to $129.4 million for the March quarter 1997 (second quarter of fiscal 1997). Net sales for the first six months of fiscal 1998 were $364.8 million as compared to $240.4 million for the first six months of fiscal 1997. Apparel fabrics net sales increased $104.6 million during the March quarter 1998 and $115.1 million during the first six months of fiscal 1998 while home fabrics net sales increased $3.6 million or 40.5% during the March quarter 1998 and $9.3 million or 55.7% during the first six months of fiscal 1998. Of the apparel fabrics increase, $95.6 million for the March quarter 1998 and the first six months of fiscal 1998 resulted from the Acquisition and as such includes net sales of the Acquired Business for the two month period from January 30, 1998 through March 28, 1998. The remaining $9.0 million or 7.5% of the apparel fabrics sales increase was due to higher sales in all other areas of the Company's apparel fabrics business. The increase in home fabrics sales for the March quarter 1998 and the first six months of fiscal 1998 was due to a stronger market for home decorative fabrics.

Operating income was $22.6 million or 9.5% of net sales for the second quarter of fiscal 1998 as compared to $9.3 million or 7.2% of net sales for the second quarter of fiscal 1997. Apparel fabrics operating income increased $13.3 million for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 primarily due to the addition of operating income from the Acquired Business and improvements in operating income from the other areas of the Company's apparel fabrics business resulting from higher sales volume and benefits achieved from increased capacity from newly installed dyeing and finishing equipment. Home fabrics operating income increased $.5 million for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. Operating income for the first six months of fiscal 1998 was $28.6 million or 7.9% of net sales as compared to $18.0 million or 7.5% of net sales for the first six months of fiscal 1997. Apparel fabrics operating income increased $9.0 million for the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 primarily due to the addition of operating income from the Acquired Business. The home fabrics operating income improvement for the second quarter of fiscal 1998 and the first six months of fiscal 1998 was attributable to a strong demand for home fabrics goods which resulted in increased sales volume, improved selling prices and improved margins.

Interest expense was $16.2 million for the March quarter 1998 and $20.1 million for the first six months of fiscal 1998 as compared to $3.1 million for the March quarter 1997 and $6.1 million for the first six months of fiscal 1998. The increase in interest expense for the first six months of fiscal 1998 was primarily due to added interest expense on additional indebtedness incurred from the Acquired Business of $8.5 million, interest expense of $1.8 million (pre-tax) related to borrowings under the Bridge Financing and a charge of $2.1 million (pre-tax) of loan cost related to the Bridge Financing (as defined herein). Working capital requirements and capital expenditures were higher in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 in order to support higher sales (See "Liquidity and Capital Resources" below).

The Company's tax rate for the March quarter 1998 was higher than the statutory rate primarily due to the effect on pre-tax income of nondeductible goodwill resulting from the Acquisition.

Net income for the March quarter 1998 was $4.1 million or $.34 per common share on a diluted basis as compared to $3.8 million or $.32 per common share for the March quarter 1997. Net income for the March quarter 1998 included interest expense of $1.4 million pre-tax related to the Bridge Financing and a $2.1 million pre-tax charge for loan costs related to the Bridge Financing. Excluding these charges, net income for the March quarter 1998 would have been $6.3 million or $.52 per common share on a diluted basis. The Company had net income for the first six months of fiscal 1998 of $3.5 million or $.29 per common share on a diluted basis as compared to net income for the first six months of fiscal 1997 of $7.3 million or $.61 per common share. Net income for the first six months of fiscal 1998 was adversely impacted by nonrecurring charges of $7.5 million pre-tax or $.38 per common share related to the Acquisition. These charges included (i) a $2.7 million pre-tax or $.14 per common share charge related to hedging the Canadian dollar against currency fluctuations, allowing the Company to fix the purchase price for the Acquired Business which was based in Canadian dollars, (ii) a $1.8 million pre-tax or $.09 per common share charge for interest on the Bridge Financing,(iii) a $0.9 million pre-tax ($0.5 million after tax) or $.04 per common share extraordinary charge due to the write-off of fees and expenses related to the Company's old credit facility which was refinanced in December in order to provide funds for the Acquisition, and (iv) a $2.1 million pre-tax or $.11 per common share charge for loan costs related to the Bridge Financing. Excluding these charges, net income for the first six months of fiscal 1998 would have been $8.1 million or $.67 per common share.

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

The Company's order backlog at March 28, 1998 was $261.6 million, a 19.3% decrease compared to the March 29, 1997 backlog of $324.0 million on a pro forma basis including the Acquired Business. Apparel fabrics backlog was down 18.7% compared to the March 29, 1997 level on a pro forma basis including the Acquired Business. Home fabrics backlog was 27.9% lower than the previous year primarily due to eliminating low margin greige (unfinished fabric) sales and due to the Company not committing to sales as far out into the future as it had in the past.

LIQUIDITY AND CAPITAL RESOURCES
On February 24, 1998 the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008. Net proceeds from the offering, estimated to be $289.3 million (net of Initial Purchaser's discount and estimated offering expenses), were used to repay (i) $275.0 million principal amount of borrowings under a Senior Subordinated Credit Agreement (the "Bridge Financing") incurred to partially finance the Acquisition and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein).

On April 22, 1998 the Company commenced an exchange offer (the "Exchange Offer") to exchange up to $300.0 million aggregate principal amount of publicly registered 9 1/8% Senior Subordinated Notes Due 2008 (the "Exchange Notes") for like aggregate principal amount of Initial Notes properly tendered (and not withdrawn) on or prior to May 20, 1998 pursuant to the terms and conditions set forth in a prospectus ("the "Prospectus") dated April 22, 1998 and filed as part of a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission which was declared effective on April 22, 1998. The terms of the Exchange Notes are identical in all material respects to those of the Initial Notes except that the Exchange Notes are freely transferable by holders and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. Interest on the Exchange Notes will be paid March 1 and September 1 of each year, commencing September 1, 1998.

The Exchange Notes will be general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries and senior in right of payment to any subordinated indebtedness of the Company. The Exchange Notes will be unconditionally guaranteed, on an unsecured senior subordinated basis, by the Galey Industries, Inc., Swift Denim Services, Inc., G&L Service Company North America, Inc., Swift Textiles Inc. and other future direct and indirect domestic subsidiaries.

The Exchange Notes will be subject to certain covenants, including, without limitation, those limiting the Company and its subsidiaries' ability to incur indebtedness, pay dividends, incur liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of restricted subsidiaries or merge or consolidate the Company or its restricted subsidiaries.

On January 29, 1998 the Company entered into a new credit agreement as amended, (the "Senior Credit Facility") with First Union National Bank ("FUNB"), as agent and lender, and as of March 27, 1998 a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C").

Under the Senior Credit Facility borrowings were used to refinance the Company's prior senior credit facility with FUNB, to fund the Acquisition, to pay for certain closing costs and expenses related to the Acquisition and for general corporate and working capital purposes.

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

The Company's obligations under the Senior Credit Facility are secured by all of the assets (other than real property) of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries, a pledge of 65% of the outstanding voting capital stock and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

On December 19, 1997, the Company entered into a $470.0 million credit agreement (the "Interim Credit Agreement") with FUNB, as agent and lender. Initial revolving credit line borrowings under the Interim Credit Agreement were used to refinance the existing term loan and revolving credit facility. The Interim Credit Agreement was replaced on January 29, 1998 when the Company entered into the Senior Credit Facility with FUNB, as agent and lender.

On December 19, 1997, the Company entered into a Senior Subordinated Credit Agreement (the "Bridge Financing") with First Union Corporation, as agent and lender, which was amended on January 29, 1998, and provided for borrowings of $275.0 million, of which $145.6 million were initially borrowed on December 19, 1997 and the remainder of which was borrowed on January 29, 1998. All borrowings under the Bridge Financing were used to fund the Acquisition (including fees and expenses). The Bridge Financing was repaid on February 24, 1998 when the Company closed its private offering of $300.0 million aggregate principal amount of Initial Notes.

During January 1996, the Company entered into an interest rate swap on $25.0 million of its outstanding bank debt to fix the LIBOR interest rate on which those borrowings are based. The interest rate swap assures that the Company under its current credit agreement will pay a maximum rate of 8.53% (LIBOR fixed at 5.53% plus the maximum spread allowed under the Senior Credit Facility of 3.0%) on the $25.0 million of bank debt for a five-year period.

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998, with the Pension Benefit Guaranty Corporation ("PBGC"), the Company will provide $5.0 million in additional funding to three defined benefit pension plans previously sponsored by Dominion, $3.0 million of which was paid at the closing of the Acquisition and the remaining $2.0 million of which is to be paid in installments over the succeeding two years. The Pension Funding Agreement also gives the PBGC a first priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon either the termination of the plans in accordance with ERISA, the plans being fully funded as defined by the PBGC or the Company achieving an investment grade rating on its debt.

For the first six months of fiscal 1998, the Company spent approximately $15.0 million for capital expenditures. The Company expects to spend approximately $35.0 million on capital expenditures in fiscal 1998, including expenditures for the Acquired Business subsequent to the Acquisition. These expenditures will be primarily for the ongoing modernization of the Company's weaving and dyeing and finishing facilities and for the expansion of the Company's garment operations in Mexico. The Company expects to fund these expenditures through funds from operations and borrowings under its Senior Credit Facility.

Borrowing availability under the Company's revolving credit agreement was $67.3 million as of March 28, 1998.

Working capital increased approximately $144.5 million to $273.7 million at March 28, 1998 as compared to $129.2 million at March 29, 1997. Approximately $98.1 million of the increase occurred as a result of the Acquisition and related refinancing. The remaining $46.4 million of the increase reflects changes in the Company's existing business and changes since January 29, 1998 for the Acquired Business including a $35.2 million increase in accounts receivable and a $12.1 million increase in inventories. The increase in accounts receivable was primarily a result of higher net sales over the same period last year for the previously existing Galey & Lord apparel fabrics businesses and higher net sales since the Acquisition for Swift Denim than the period comprising the January 1998 accounts receivable balance. The $12.1 million increase in inventories primarily resulted from an increase in apparel fabrics inventories to support higher apparel fabrics sales and an increase in G&L Service Company inventory levels as it continues building its customer base.

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


Item 2.  Changes in Securities and Use of Proceeds (not applicable)

Item 3.  Defaults Upon Senior Securities (not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders

         The following summarizes the votes at the Annual Meeting of the Company's Stockholders held on February 10, 1998:



                                                                                                                      Broker
                 Matter                         For            Against          Withheld         Abstentions         Non-Votes
                 ------                         ---            -------          --------         -----------         ---------
1.  Election of Directors:
    Arthur C. Wiener                          10,841,923           -                 -                15,892             -
    Lee Abraham                               10,841,923           -                 -                15,892             -
    Paul G. Gillease                          10,841,922           -                 -                15,893             -
    William deR. Holt                         10,841,923           -                 -                15,892             -
    Howard S. Jacobs                          10,758,923           -                 -                98,892             -
    William M.R. Mapel                        10,841,923           -                 -                15,892             -
    Stephen C. Sherrill                       10,431,368           -                 -               426,447             -
    David F. Thomas                           10,841,923           -                 -                15,892             -

2.  Ratification of selection of Ernst & Young LLP as independent auditors for the 1998 fiscal year:
                                                                                                                      Broker
                                                For            Against          Withheld         Abstentions         Non-Votes
                                            10,856,723            -                 -               1,092                -

Item 5.  Other Information (not applicable)

                                       25

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

                  (b) Reports on Form 8-K - The Registrant filed a form 8-K on
                      January 15, 1998 to report, among other things, that the Company had entered into an operating agreement with DT Acquisition Inc. The filing also disclosed the terms of the Company's new debt agreements with First Union

                      The Registrant filed a form 8-K on February 9, 1998 to report that the Company had completed its acquisition of Dominion Textile's Apparel Fabrics Business and had entered into a Master Separation Agreement with Polymer Group, Inc. and its affiliate, DT Acquisition Inc., Dominion Textile, Inc. and certain other parties to acquire the apparel fabrics business of Dominion Textile, Inc. from DT Acquisition, Inc. The filing also disclosed the terms of the Company's new debt agreements with First Union.

                      The Registrant filed a Form 8-K on March 10, 1998 to report that on February 24, 1998 the Company closed its private offering of $300.0 million of Senior Subordinated Notes Due 2008.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Galey & Lord, Inc.
                               ------------------
                                    (Registrant)




                              /s/Michael R. Harmon
                                 ------------------
                                 Michael R. Harmon
                                 Executive Vice President,
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer), Treasurer and Secretary




May 12, 1998
------------
     Date

                                  EXHIBIT INDEX


Exhibit                                                             Sequential
Number            Description                                        Page No.


10.36             Waiver, Release and First Amendment to
                  the Credit Agreement dated as of March
                  19, 1998, among the Company, Galey &
                  Lord Industries, Inc., G&L Service Company,
                  North America, Inc., Swift Textiles Inc.,
                  Swift Denim Services Inc. and First Union
                  National Bank, as agent and lender.

10.37 Second Amendment to the Credit Agreement dated as of March 27, 1998, among the Company, Galey & Lord Industries, Inc.,
                  G&L Service Company, North America, Inc.,
                  Swift Textiles Inc., Swift Denim Services
                  Inc. and First Union National Bank, as
                  Agent and lender, and the other lenders' party thereto.

11                 Statement Regarding Computation
                  of Per Share Earnings

21                Subsidiaries of the Company

27                 Financial Data Schedule