Form 10-Q
period 1998-06-27
GALEY & LORD INC
filed 1998-08-11
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 11,826,987 shares as of August 11, 1998.

                                                        Exhibit Index at page 27

                                      INDEX

                              GALEY & LORD, INC.

PART I.  FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets --                                3
          June 27, 1998, June 28, 1997
          and September 27, 1997

          Consolidated Statements of Income --                          4
          Three and nine months ended June 27, 1998
          and June 28, 1997

          Consolidated Statements of Cash Flows --                      5
          Nine months ended June 27, 1998
          and June 28, 1997

          Notes to Consolidated Financial Statements --                6-16
          June 27, 1998

Item 2.   Management's Discussion and Analysis of                      17-24
          Financial Condition and Results of
          Operations

Item 3.   Quantitative and Qualitative Disclosures About               24
          Market Risk

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            25

Item 2.   Changes in Securities                                        25

Item 3.   Defaults upon Senior Securities                              25

Item 4.   Submission of Matters to a Vote of Security                  25
          Holders

Item 5.   Other Information                                            25

Item 6.   Exhibits and Reports on Form 8-K                             25

SIGNATURES                                                             26

EXHIBIT INDEX                                                          27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               GALEY & LORD, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                          June 27,               June 28,              September 27,
                                                                            1998                   1997                    1997
                                                                        (Unaudited)             (Unaudited)                  *
                                                                        -----------             -----------             -----------
ASSETS
Current assets:
   Cash and cash equivalents ...............................            $    25,271             $     3,040             $     2,277
   Trade accounts receivable ...............................                189,347                  86,416                  80,633
   Sundry notes and accounts receivable ....................                 11,151                     191                     206
   Inventories .............................................                180,946                  82,782                  92,517
   Income taxes receivable .................................                   --                      --                     1,412
   Deferred income taxes ...................................                  3,946                     602                    --
   Prepaid expenses and other current
     assets ................................................                  4,017                   4,048                   3,894
                                                                        -----------             -----------             -----------
       Total current assets ................................                414,678                 177,079                 180,939

Property, plant and equipment, at cost .....................                500,383                 184,362                 197,184
Less accumulated depreciation and
   amortization ............................................                (88,374)                (64,436)                (67,739)
                                                                        -----------             -----------             -----------
                                                                            412,009                 119,926                 129,445

Notes receivable from associated
   companies ...............................................                  3,068                    --                      --
Investment in associated companies .........................                 21,625                    --                      --
Deferred charges ...........................................                 15,667                     895                     820
Other non current assets ...................................                  4,177                    --                      --
Intangibles ................................................                168,359                  38,372                  37,987
                                                                        -----------             -----------             -----------
                                                                        $ 1,039,583             $   336,272             $   349,191
                                                                        ===========             ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt .......................            $     3,533             $    13,318             $    13,281
   Trade accounts payable ..................................                 58,416                  22,252                  23,488
   Accrued salaries and employee
     benefits ..............................................                 26,303                   8,382                   9,450
   Accrued liabilities .....................................                 77,297                   3,211                   3,582
   Deferred income taxes ...................................                   --                      --                       633
   Income taxes payable ....................................                    468                   2,398                    --
                                                                        -----------             -----------             -----------
       Total current liabilities ...........................                166,017                  49,561                  50,434

Commitments
Long-term debt .............................................                686,740                 167,866                 176,755
Other long-term liabilities ................................                 21,593                      84                    --
Deferred income taxes ......................................                 50,317                  16,575                  17,685

Stockholders' equity:
   Common stock ............................................                    122                     120                     121
   Contributed capital in excess of
     par value .............................................                 38,968                  35,722                  35,877
   Retained earnings .......................................                 78,749                  68,395                  70,566
   Treasury stock, at cost .................................                 (2,247)                 (2,051)                 (2,247)
   Currency translation adjustment .........................                   (676)                   --                      --
                                                                        -----------             -----------             -----------
       Total stockholders' equity ..........................                114,916                 102,186                 104,317
                                                                        -----------             -----------             -----------
                                                                        $ 1,039,583             $   336,272             $   349,191
                                                                        ===========             ===========             ===========

* Condensed from audited financial statements.

            See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                                    Three Months Ended                       Nine Months Ended
                                                               -----------------------------           -----------------------------
                                                                June 27,           June 28,            June 27,            June 28,
                                                                  1998               1997                1998                1997
                                                               ---------           ---------           ---------           ---------
Net sales ...........................................          $ 275,296           $ 135,113           $ 640,089           $ 375,470
Cost of sales .......................................            238,034             118,839             558,915             332,766
                                                               ---------           ---------           ---------           ---------
Gross profit ........................................             37,262              16,274              81,174              42,704
Selling, general and
  administrative expenses ...........................             13,013               5,958              26,923              13,503
Amortization of goodwill ............................              1,234                 421               2,607               1,258
                                                               ---------           ---------           ---------           ---------
Operating income ....................................             23,015               9,895              51,644              27,943

Interest expense ....................................             15,883               3,112              32,012               9,225

Income from associated companies ....................             (1,046)               --                (1,878)               --

Bridge financing interest expense ...................               --                  --                 3,928                --

Loss on foreign currency hedges .....................               --                  --                 2,745                --
                                                               ---------           ---------           ---------           ---------
Income before income taxes and
  extraordinary loss ................................              8,178               6,783              14,837              18,718

Income tax expense (benefit)
  Current ...........................................              3,935               2,765               6,245               7,003
  Deferred ..........................................               (478)               (166)               (115)                209
                                                               ---------           ---------           ---------           ---------
Income before extraordinary  loss ...................              4,721               4,184               8,707              11,506

Extraordinary loss from debt
  refinancing, net of taxes of $332 .................               --                  --                  (524)               --
                                                               ---------           ---------           ---------           ---------
Net income ..........................................          $   4,721           $   4,184           $   8,183           $  11,506
                                                               =========           =========           =========           =========

Net income per common share:

Basic:
  Average common shares outstanding .................             11,781              11,625              11,710              11,600
  Income per share before
    extraordinary loss ..............................          $     .40           $     .36           $     .74           $     .99
  Extraordinary loss from debt
    refinancing .....................................               --                  --                  (.04)               --
                                                               ---------           ---------           ---------           ---------
  Net income per common share -
    basic ...........................................          $     .40           $     .36           $     .70           $     .99
                                                               =========           =========           =========           =========
Diluted:
  Average common shares outstanding .................             12,368              12,004              12,216              11,966
  Income per share before
    extraordinary loss ..............................          $     .38           $     .35           $     .71           $     .96
  Extraordinary loss from debt
    refinancing .....................................               --                  --                  (.04)               --
                                                               ---------           ---------           ---------           ---------
  Net income per common share -
    diluted .........................................          $     .38           $     .35           $     .67           $     .96
                                                               =========           =========           =========           =========

             See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                   Nine Months Ended
                                                                          ------------------------------------
                                                                           June 27,                 June 28,
                                                                             1998                     1997
                                                                          -----------              -----------
Cash flows from operating activities:
  Net income .....................................................        $     8,183              $    11,506
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation of property, plant and equipment ................             21,293                   10,028
    Amortization of intangible assets ............................              2,607                    1,258
    Amortization of deferred charges .............................              3,395                      224
    Deferred income taxes ........................................               (478)                     209
    Non-cash compensation ........................................              1,170                      522
    (Gain)/loss on disposals of property, plant and
       equipment .................................................                210                      122
    Undistributed income from associated companies ...............             (1,878)                    --
    Dividends received from associated companies .................                253                     --
    Foreign currency translation adjustment ......................                 (8)                    --
    Extraordinary loss from debt refinancing .....................                524                     --

  Changes in assets and liabilities (net of acquisition):
    (Increase)/decrease in accounts receivable - net .............            (32,701)                 (12,236)
    (Increase)/decrease in sundry notes & accounts
       receivable ................................................             15,237                      (27)
    (Increase)/decrease in inventories ...........................             (7,480)                  (5,848)
    (Increase)/decrease in prepaid expenses and other
       current assets ............................................              7,035                   (2,195)
    (Increase)/decrease in other non current assets ..............                548                     --
    (Decrease)/increase in accounts payable - trade ..............             (7,604)                   1,295
    (Decrease)/increase in accrued liabilities ...................             21,756                   (3,205)
    (Decrease)/increase in income taxes payable ..................                595                    1,283
    (Decrease)/increase in other long-term liabilities ...........             (3,803)                    --
                                                                          -----------              -----------
Net cash provided by (used in) operating activities ..............             28,854                    2,936

Cash flows from investing activities:
  Acquisition of business - net of cash acquired .................           (456,908)                    --
  Property, plant and equipment expenditures .....................            (23,759)                 (23,537)
  Proceeds from sale of property, plant and equipment ............              1,668                    1,202
  Other ..........................................................               --                       (163)
                                                                          -----------              -----------
Net cash provided by (used in) investing activities ..............           (478,999)                 (22,498)

Cash flows from financing activities:
  (Decrease)/ increase in revolving line of credit ...............            (12,300)                  30,800
  Issuance of long-term debt .....................................          1,319,157                     --
  Principal payments on long-term debt ...........................           (817,398)                 (12,387)
  Net proceeds from issuance of common stock .....................              1,770                      513
  Payment of bank fees and loan costs ............................            (18,242)                     (64)
  Other ..........................................................                152                      (59)
                                                                          -----------              -----------
Net cash provided by (used in) financing activities ..............            473,139                   18,803
                                                                          -----------              -----------
Net (decrease)/increase in cash and cash equivalents .............             22,994                     (759)

Cash and cash equivalents at beginning of period .................              2,277                    3,799
                                                                          -----------              -----------
Cash and cash equivalents at end of period .......................        $    25,271              $     3,040
                                                                          ===========              ===========

             See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly owned subsidiaries. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 27, 1998 and the results of operations and cash flows for the periods ended June 27, 1998 and June 28, 1997. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 27, 1997.

NOTE B - BUSINESS ACQUISITIONS

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties thereto, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $466.1 million including certain costs related to the Acquisition. The Acquired Business primarily consists of several subsidiaries and operating divisions of Dominion, which are comprised of Swift Denim, Klopman International, S.p.A.("Klopman") and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities (described in Note C below). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes") to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fairvalue of approximately $519.4 million and assumed liabilities of approximately $186.3 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $133.0 million for the excess of purchase price (including assumed liabilities) over the fair market value of the assets acquired. Goodwill is being amortized over a 40-year period.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998
                                   (UNAUDITED)

NOTE B - BUSINESS ACQUISITIONS (CONTINUED)

The following pro forma unaudited results of operations assume the Acquisition of the apparel fabrics business of Dominion Textiles, Inc. had occurred at the beginning of fiscal 1998 and fiscal 1997, respectively. These pro forma results give effect to certain adjustments, including depreciation of property, plant and equipment of the Acquired Business, amortization of the cost of the Acquisition in excess of net assets acquired, elimination of duplicate corporate overhead expenses and other costs and increased interest expense resulting from the Acquisition and related financings.
                                                   Nine Months Ended
                                           ---------------------------------
                                           June 27, 1998      June 28, 1997
                                           -------------      -------------
                                         (in thousands except per share data)

Net sales ...................................  $803,401           $667,715
Income/(loss) before extraordinary item .....  $   (185)          $  2,978
Income/(loss) before extraordinary item
  per share - diluted .......................  $   (.02)          $    .25
Net income/(loss) ...........................  $   (709)          $  2,978
Net income/(loss) per share - diluted .......  $   (.06)          $    .25

NOTE C - LONG-TERM DEBT

On February 24, 1998 the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008. Net proceeds from the offering, estimated to be $288.0 million (net of Initial Purchaser's discount and estimated offering expenses), were used to repay (i) $275.0 million principal amount of borrowings under a Senior Subordinated Credit Agreement (the "Bridge Financing") incurred to partially finance the Acquisition and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein).

On May 21, 1998 the Company completed an exchange offer (the "Exchange Offer") pursuant to which it exchanged publicly registered 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes") for the Initial Notes pursuant to the terms and conditions set forth in a prospectus (the "Prospectus") dated April 22, 1998 and filed as part of a Registration Statement on Form S-4 with the United States Securities and Exchange

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998
                                   (UNAUDITED)

NOTE C - LONG-TERM DEBT (CONTINUED)

Commission which was declared effective on April 22, 1998. The terms of the Notes are identical in all material respects to those of the Initial Notes except that the Notes are freely transferable by holders and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. Interest on the Notes will be paid March 1 and September 1 of each year, commencing September 1, 1998.

The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries and senior in right of payment to any subordinated indebtedness of the Company. The Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, by Galey & Lord Industries, Inc., Swift Denim Services, Inc., G&L Service Company North America, Inc., Swift Textiles, Inc. and other future direct and indirect domestic subsidiaries of the Company.

The Notes are subject to certain covenants, including, without limitation, those limiting the Company and its subsidiaries' ability to incur indebtedness, pay dividends, incur liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of restricted subsidiaries or merge or consolidate the Company or its restricted subsidiaries.

On January 29, 1998 the Company entered into a new credit agreement, (the "Senior Credit Facility") with First Union National Bank ("FUNB")as amended, as agent and lender and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C").

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 27, 1998
                                  (UNAUDITED)

NOTE C - LONG-TERM DEBT (CONTINUED)

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

The Company's obligations under the Senior Credit Facility are secured by all of the assets (other than real property) of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998
                                   (UNAUDITED)

NOTE C - LONG-TERM DEBT (CONTINUED)

assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

On December 19, 1997, the Company entered into a $470.0 million credit agreement (the "Interim Credit Agreement") with FUNB, as agent and lender. Initial revolving credit line borrowings under the Interim Credit agreement were used to refinance the existing term loan and revolving credit facility. The Interim Credit Agreement was replaced on January 29, 1998 when the Company entered into the Senior Credit Facility.

On December 19, 1997, the Company entered into a Senior Subordinated Credit Agreement (the "Bridge Financing") with First Union Corporation, as agent and lender, which was amended on January 29, 1998 and provided for borrowings of $275.0 million, of which $145.6 million was initially borrowed on December 19, 1997 and the remainder of which was borrowed on January 29, 1998. All borrowings under the Bridge Financing were used to fund the Acquisition (including fees and expenses). The Bridge Financing was repaid on February 24, 1998 when the Company closed its private offering of $300.0 million aggregate principal amount of Initial Notes.

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998
                                   (UNAUDITED)

NOTE D - INVENTORIES

The components of inventory at June 27, 1998, June 28, 1997 and September 27, 1997 consisted of the following (in thousands):

                                   June 27,       June 28,      September 27,
                                     1998           1997           1997
                                  ---------      ---------      ---------
Raw materials ..................  $  15,367      $   4,098      $   2,353
Stock in process ...............     31,194         16,349         13,359
Produced goods .................    134,548         65,159         79,611
Dyes, chemicals and supplies ...     13,303          4,890          5,448
                                  ---------      ---------      ---------
                                    194,412         90,496        100,771
Less LIFO and other reserves ...    (13,466)        (7,714)        (8,254)
                                  ---------      ---------      ---------
                                  $ 180,946      $  82,782      $  92,517
                                  =========      =========      =========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998
                                   (UNAUDITED)

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

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 7,000 shares and 19,950 shares of common stock were outstanding during the three months ended June 28, 1997 and the nine months ended June 28, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 12,000 shares of common stock were outstanding during the three months ended June 27, 1998 and options to purchase 12,000 shares and 317,000 shares of common stock were outstanding during the nine months ended June 27, 1998 and June 28, 1997, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of FAS 128. Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares for the periods presented.

                                                   GALEY & LORD, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     JUNE 27, 1998
                                                      (UNAUDITED)

NOTE F - STOCKHOLDERS' EQUITY

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                                                              CURRENCY
                                                             COMMON   CONTRIBUTED  RETAINED     TREASURY    TRANSLATION
                                                             STOCK      CAPITAL    EARNINGS       STOCK      ADJUSTMENT      TOTAL
                                                           ---------   ---------   ---------    ---------    ---------    ---------
Balance at September 27, 1997 ..........................   $     121   $  35,877   $  70,566    $  (2,247)        --      $ 104,317
Tax benefit from exercise of stock options .............        --             6        --           --           --              6
Compensation earned related to stock options ...........        --            97        --           --           --             97
Net income (loss) for December 27,1997 .................        --          --          (634)        --           --           (634)
                                                           ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 27, 1997 ...........................   $     121   $  35,980   $  69,932    $  (2,247)   $    --      $ 103,786
                                                           ---------   ---------   ---------    ---------    ---------    ---------
Issuance of 56,115 shares of common stock upon
  exercise of options ..................................        --           488        --           --           --            488
Issuance of 7,686 shares of restricted common stock ....        --           140        --           --           --            140
Tax benefit from exercise of stock options .............        --             7        --           --           --              7
Compensation earned related to stock options ...........        --           666        --           --           --            666
Currency translation adjustment ........................        --          --          --           --           (477)        (477)
Net income for March 28, 1998 ..........................        --          --         4,096         --           --          4,096
                                                           ---------   ---------   ---------    ---------    ---------    ---------
Balance at March 28, 1998 ..............................   $     121   $  37,281   $  74,028    $  (2,247)   $    (477)   $ 108,706
                                                           ---------   ---------   ---------    ---------    ---------    ---------
Issuance of 98,696 shares of common stock upon
  exercise of options ..................................           1       1,141        --           --           --          1,142
Tax benefit from exercise of stock options .............        --           139        --           --           --            139
Compensation earned related to stock options ...........        --           407        --           --           --            407
Currency translation adjustment ........................        --          --          --           --           (199)        (199)
Net income for June 27, 1998 ...........................        --          --         4,721         --           --          4,721
                                                           ---------   ---------   ---------    ---------    ---------    ---------
Balance at June 27, 1998 ...............................   $     122   $  38,968   $  78,749    $  (2,247)   $    (676)   $ 114,916
                                                           =========   =========   =========    =========    =========    =========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998
                                   (UNAUDITED)

NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following summarizes condensed consolidating financial information for the Company, segregating Galey and Lord, Inc. (the "Parent") and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and guarantees are full, unconditional and joint and several. Separate financial statements of each of the guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors.

                                                                                      June 27, 1998
                                                    --------------------------------------------------------------------------------
                                                                                     (in thousands)
                                                                                          Non-
                                                                      Guarantor        Guarantor
Financial Position                                    Parent         Subsidiaries     Subsidiaries     Eliminations    Consolidated
------------------                                  -----------      -----------      -----------       -----------       ----------
Current assets:
  Trade accounts receivable .................      $      --        $   143,136      $    46,211       $      --         $   189,347
  Inventories ...............................             --            143,397           38,288              (739)          180,946
  Other current assets ......................           26,795           50,366           19,275           (52,051)           44,385
                                                   -----------      -----------      -----------       -----------       -----------
      Total current  assets .................           26,795          336,899          103,774           (52,790)          414,678

Property, plant and equipment, net ..........             --            300,780          111,229              --             412,009

Intangibles .................................            4,952          163,407             --                --             168,359

Investments in subsidiaries and other
  assets ....................................          811,773            2,799           39,029          (809,064)           44,537
                                                   -----------      -----------      -----------       -----------       -----------
                                                   $   843,520      $   803,885      $   254,032       $  (861,854)      $ 1,039,583
                                                   ===========      ===========      ===========       ===========       ===========
Current liabilities:
  Trade accounts payable ....................      $       378      $    32,654      $    25,384       $      --         $    58,416
  Accrued liabilities .......................           38,874           38,738           25,878               110           103,600
  Other current liabilities .................           11,353      $    47,325      $    15,880           (70,557)            4,001
                                                   -----------      -----------      -----------       -----------       -----------
      Total current liabilities .............           50,605          118,717           67,142           (70,447)          166,017

Long-term debt ..............................          677,999          560,395           12,538          (564,192)          686,740
Other non-current liabilities ...............             --             69,944            2,479              (513)           71,910

Stockholders'equity .........................          114,916           54,829          171,873          (226,702)          114,916
                                                   -----------      -----------      -----------       -----------       -----------
                                                   $   843,520      $   803,885      $   254,032       $  (861,854)      $ 1,039,583
                                                   ===========      ===========      ===========       ===========       ===========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998
                                   (UNAUDITED)

NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                          Three Months Ended June 27, 1998
                                                                                   (in thousands)
                                                      ------------------------------------------------------------------------
                                                                                           Non-
                                                                         Guarantor      Guarantor
Results of Operations                                     Parent       Subsidiaries    Subsidiaries  Eliminations   Consolidated
---------------------                                 ----------      -------------   -------------  ------------   ------------
Sales ..............................................  $     192       $ 226,179       $  65,490      $ (16,565)      $ 275,296

Gross profit .......................................        112          27,077          10,279           (206)         37,262

Operating income ...................................        (97)         17,448           6,171           (507)         23,015

Interest expense, income taxes and other, net ......        331          17,875           1,655         (1,567)         18,294

Net income .........................................  $    (428)      $    (427)      $   4,516      $   1,060       $   4,721

                                                                          Nine Months Ended June 27, 1998
                                                                                   (in thousands)
                                                      ------------------------------------------------------------------------
                                                                                           Non-
                                                                         Guarantor      Guarantor
Results of Operations                                     Parent       Subsidiaries    Subsidiaries  Eliminations   Consolidated
---------------------                                 ----------      -------------   -------------  ------------   ------------
Sales ..............................................  $     685       $ 541,175       $ 117,320      $ (19,091)      $ 640,089

Gross profit .......................................        595          64,549          16,797           (767)         81,174

Operating income ...................................       (141)         41,667          10,200            (82)         51,644

Interest expense, income taxes and other, net ......      1,061          41,135           2,832         (1,567)         43,461

Net income .........................................  $  (1,202)      $     532       $   7,368      $   1,485       $   8,183

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998
                                   (UNAUDITED)

NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)

                                                                                 Nine Months Ended June 27, 1998
                                                                                          (in thousands)
                                                                --------------------------------------------------------------------
                                                                                               Non-
                                                                              Guarantor     Guarantor
Cash Flows                                                          Parent   Subsidiaries  Subsidiaries  Eliminations   Consolidated
----------                                                      ----------   ------------- ------------- ------------  ------------
Cash provided by (used in ) operating activities ...........    $  13,003     $ (14,769)    $  30,620     $       --      $  28,854

Cash provided by (used in) investing activities ............     (466,051)      (20,499)        7,551             --       (478,999)

Cash provided by (used in) financing activities ............      453,310        34,795       (14,966)            --        473,139
                                                                ---------     ---------     ---------     ------------    ---------

Net change in cash and cash equivalents ....................          262          (473)       23,205             --         22,994

Cash and cash equivalents at beginning of period ...........         --           2,221            56             --          2,277
                                                                ---------     ---------     ---------     ------------    ---------

Cash and cash equivalents at end of period .................    $     262     $   1,748     $  23,261     $       --      $  25,271
                                                                =========     =========     =========     ============    =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties thereto, pursuant to which the Company acquired ("the Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of approximately $466.1 million including certain costs related to the Acquisition. The Acquired Business primarily consists of several subsidiaries and operating divisions of Dominion, which are comprised of Swift Denim, Klopman International, S.p.A. ("Klopman") and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities (see "Liquidity and Capital Resources" below). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes") to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair market value of approximately $519.4 million and assumed liabilities of approximately $186.3 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $133.0 million for the excess of purchase price (including assumed liabilities) over the fair market value of the assets acquired. Goodwill is being amortized over a 40-year period.

RESULTS OF OPERATIONS

The Company's operations are classified into two business segments, apparel fabrics and home fabrics. Results for the three and nine month periods ended June 27, 1998 and June 28, 1997 for each segment are shown below:

                                      Three Months Ended    Nine Months Ended
                                      ------------------   ------------------
                                      06/27/98  06/28/97   06/27/98* 06/28/97
                                      --------  --------   --------  --------
                                           (dollar amounts in millions)
Net Sales Per Segment
  Apparel fabrics ..................  $  264.9  $  124.7   $  603.7  $  348.3
  Home fabrics .....................      10.4      10.4       36.4      27.2
                                      --------  --------   --------  --------
      Total net sales ..............  $  275.3  $  135.1   $  640.1  $  375.5
                                      ========  ========   ========  ========
Operating Income (Loss) Per Segment
  Apparel fabrics ..................  $   22.4  $   11.6   $   49.5  $   29.6
    % of Apparel Fabrics Net Sales .       8.5%      9.3%       8.2%      8.5%
  Home fabrics .....................        .6  $   (1.7)       2.1  $   (1.7)
    % of Home Fabrics Net Sales ....       5.8%    (16.3)%      5.8%     (6.3)%
                                      --------  --------   --------  --------
  Total ............................  $   23.0  $    9.9   $   51.6  $   27.9
    % of Total Net Sales ...........       8.4%      7.3%       8.1%      7.4%

* Includes results of operations of the Acquired Business for the five month period from January 30, 1998 through June 27, 1998.


Net sales for the June quarter 1998 (the third quarter of fiscal 1998) were $275.3 million as compared to $135.1 million for the June quarter 1997 (third quarter of fiscal 1997). Net sales for the first nine months of fiscal 1998 were $640.1 million as compared to $375.5 million for the first nine months of fiscal 1997. Apparel fabrics net sales increased $140.2 million during the June quarter 1998 as compared to the same period in fiscal 1997 and $255.4 million during the first nine months of fiscal 1998 as compared to the same period in fiscal 1997 while home fabrics net sales did not change during the June quarter 1998 as compared to the same period in fiscal 1997 but increased $9.2 million or 33.8% during the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. The apparel fabrics increase resulted from net sales from the Acquired Business of $142.3 million for the June quarter 1998 and $237.9 million for the nine months of fiscal 1998, and from increased net sales of woven sportswear offset by lower sales of corduroy. The increased sales includes net sales from the Acquired Business for the five month period from January 30, 1998 to June 27, 1998. The increase in home fabrics sales for the first nine months of fiscal 1998 was due to a stronger market for home decorative fabrics.

Operating income was $23.0 million or 8.4% of net sales for the third quarter of fiscal 1998 as compared to $9.9 million or 7.3% of net sales for the third quarter of fiscal 1997. Apparel fabrics operating income increased $10.8 million for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 primarily due to the addition of operating income from the Acquired Business partially offset by decreased operating income from the other areas of the Company's apparel fabrics business mostly due to lower net sales resulting from a weaker corduroy market in 1998. Home fabrics operating income increased $2.3 million for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. Operating income for the first nine months of fiscal 1998 was $51.6 million or 8.1% of net sales as compared to $27.9 million or 7.4% of net sales for the first nine months of fiscal 1997. Apparel fabrics operating income increased $19.9 million for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 primarily due to the addition of operating income from the Acquired Business. The home fabrics operating income improvement for the third quarter of fiscal 1998 and the first nine months of fiscal 1998 was attributable to a $2.0 million pre-tax bad debt reserve taken in the June quarter 1997 as a result of a major home fabrics customer filing for bankruptcy protection and a strong demand for home fabrics goods which resulted in increased sales volume, improved selling prices and improved margins.

Interest expense was $15.9 million for the June quarter 1998 and $35.9 million for the first nine months of fiscal 1998 as compared to $3.1 million for the March quarter 1997 and $9.2 million for the first nine months of fiscal 1998. The increase in interest expense for the June quarter 1998 was primarily due to added interest expense on additional indebtedness incurred as a result of the Acquisition of $12.0 million. The increase in interest expense for the first nine months of fiscal 1998 was primarily due to added interest expense on additional indebtedness incurred from the Acquired Business of $20.5 million, interest expense of $1.8 million (pre-tax) related to borrowings under the Bridge Financing and a charge of $2.1 million (pre-tax) of loan cost related to the Bridge Financing (as defined herein). The remaining interest expense increase was due to increased working capital requirements (See "Liquidity and Capital Resources" below).

The Company's tax rate for the June quarter 1998 was higher than the statutory rate primarily due to the effect on pre-tax income of nondeductible goodwill resulting from the Acquisition.

Net income for the June quarter 1998 was $4.7 million or $.38 per common share on a diluted basis as compared to $4.2 million or $.35 per common share for the June quarter 1997. The Company had net income for the first nine months of fiscal 1998 of $8.2 million or $.67 per common share on a diluted basis as compared to net income for the first nine months of fiscal 1997 of $11.5 million or $.96 per common share. Net income for the first nine months of fiscal 1998 was adversely impacted by nonrecurring charges of $7.5 million pre-tax or $.38 per common share related to the Acquisition. These charges included (i) a $2.7 million pre-tax or $.14 per common share charge related to hedging the Canadian dollar against currency fluctuations, allowing the Company to fix the purchase price for the Acquired Business which was based in Canadian dollars, (ii) a $1.8 million pre-tax or $.09 per common share charge for interest on the Bridge Financing, (iii) a $0.9 million pre-tax ($0.5 million after tax) or $.04 per common share extraordinary charge due to the write-off of fees and expenses related to the Company's old credit facility which was refinanced in December in order to provide funds for the Acquisition, and (iv) a $2.1 million pre-tax or $.11 per common share charge for loan costs related to the Bridge Financing. Excluding these charges, net income for the first nine months of fiscal 1998 would have been $12.8 million or $1.05 per common share on a diluted basis.

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

The Company's order backlog at June 27, 1998 was $245.9 million, a 14.2% decrease compared to the June 28, 1997 backlog of $286.5 million on a pro forma basis including the Acquired Business. Apparel fabrics backlog was down 14.5% compared to the June 28, 1997 level on a pro forma basis including the Acquired Business. Home fabrics backlog was 7.0% lower than the previous year. The apparel fabrics backlog was lower primarily due to a weaker corduroy market in 1998 as compared to an abnormally high corduroy backlog at the end of June quarter 1997. The decrease in home fabrics backlog was primarily due to normal fluctuations in the timing of booking orders.

LIQUIDITY AND CAPITAL RESOURCES
On February 24, 1998 the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008. Net proceeds from the offering, estimated to be $288.0 million (net of Initial Purchaser's discount and estimated offering expenses), were used to repay (i) $275.0 million principal amount of borrowings under a Senior Subordinated Credit Agreement (the "Bridge Financing") incurred to partially finance the Acquisition and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein).

On May 21, 1998 the Company completed an exchange offer (the "Exchange Offer") pursuant to which it exchanged publicly registered 9 1/8%

Senior Subordinated Notes Due 2008 (the "Notes") for the Initial Notes pursuant to the terms and conditions set forth in a prospectus (the "Prospectus") dated April 22, 1998 and filed as part of a Registration Statement on Form S-4 with the United States Securities and Exchange Commission which was declared effective on April 22, 1998. The terms of the Notes are identical in all material respects to those of the Initial Notes except that the Notes are freely transferable by holders and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. Interest on the Notes will be paid March 1 and September 1 of each year, commencing September 1, 1998.

The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries and senior in right of payment to any subordinated indebtedness of the Company. The Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, by Galey & Lord Industries, Inc., Swift Denim Services, Inc., G&L Service Company North America, Inc., Swift Textiles, Inc. and other future direct and indirect domestic subsidiaries of the Company.

The Notes are subject to certain covenants, including, without limitation, those limiting the Company and its subsidiaries' ability to incur indebtedness, pay dividends, incur liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of restricted subsidiaries or merge or consolidate the Company or its restricted subsidiaries.

On January 29, 1998 the Company entered into a new credit agreement, (the "Senior Credit Facility") with First Union National Bank ("FUNB")as amended, as agent and lender and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C").

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

The Company's obligations under the Senior Credit Facility are secured by all of the assets (other than real property) of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

On December 19, 1997, the Company entered into a $470.0 million credit agreement (the "Interim Credit Agreement") with FUNB, as agent and lender. Initial revolving credit line borrowings under the Interim Credit agreement were used to refinance the existing term loan and revolving credit facility. The Interim Credit Agreement was replaced on January 29, 1998 when the Company entered into the Senior Credit Facility.

On December 19, 1997, the Company entered into a Senior Subordinated Credit Agreement (the "Bridge Financing") with First Union Corporation, as agent and lender, which was amended on January 29, 1998 and provided for borrowings of $275.0 million, of which $145.6 million was initially borrowed on December 19, 1997 and the remainder of which was borrowed on January 29, 1998. All borrowings under the Bridge Financing were used to fund the Acquisition (including fees and expenses). The Bridge Financing was repaid on February 24, 1998 when the Company closed its private offering of $300.0 million aggregate principal amount of Initial Notes.

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

For the first nine months of fiscal 1998, the Company spent approximately $23.8 million for capital expenditures. The Company expects to spend approximately $33.0 million on capital expenditures in fiscal 1998, including expenditures for the Acquired Business subsequent to the Acquisition. These expenditures will be primarily for the ongoing modernization of the Company's weaving and dyeing and finishing facilities and for the expansion of the Company's garment operations in Mexico. The Company expects to fund these expenditures through funds from operations and borrowings under its Senior Credit Facility.

Borrowing availability under the Company's revolving line of credit under its Senior Credit Facility was $77.6 million as of June 27, 1998.

Working capital increased approximately $121.1 million to $248.7 million at June 27, 1998 as compared to $127.5 million at June 28, 1997. Approximately $83.2 million of the increase occurred as a result of the Acquisition and related refinancings. The remaining $37.9 million of the increase reflects changes in the Company's existing business and changes since January 29, 1998 for the Acquired Business including a $26.9 million increase in accounts receivable and a $17.2 million increase in inventories, partially offset by a $5.5 million increase in accrued liabilities. The increase in accounts receivable was primarily a result of higher net sales since the Acquisition for Swift Denim than the period comprising the January 1998 accounts receivable balance. The $17.2 million increase in inventories primarily resulted from an increase in raw materials, produced goods (primarily corduroy) and an increase in G&L Service Company inventory levels as it continues building its customer base. The increased accrued liabilities were due to increased interest payable from the Notes.

The Company anticipates that cash requirements including working capital and capital expenditure needs will be met through funds generated from operations and through borrowings under the Company's revolving line of credit under its Senior Credit Facility. In addition, from time to time, the Company uses borrowings under secured and unsecured bank loans, through capital leases or through operating leases for various equipment purchases.

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

August 11, 1998
   Date

                                  EXHIBIT INDEX

Exhibit                                                          Sequential
Number      Description                                           Page No.


11           Statement Regarding Computation
             of Per Share Earnings

27           Financial Data Schedule