Form 10-K
period 1998-10-03
GALEY & LORD INC
filed 1999-01-04
CIK 884124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File Number 0-20080
October 3, 1998                                                          -------
---------------
                               GALEY & LORD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                           56-1593207
       --------                                           ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

980 Avenue of the Americas
New York, New York                                         10018
------------------                                         -----
(Address of principal executive offices)                 (Zip Code)

                                  212/465-3000
                                  ------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------

    Common Stock, Par Value $.01               New York Stock Exchange

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
Yes    X          No
     -----           -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 21, 1998, was approximately $55,669,174.

The number of shares outstanding of Common Stock, as of December 21, 1998, was 11,850,187 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1999 annual meeting of stockholders of the Company are incorporated by reference into Part III.

                                               Exhibit Index at Pages 87-92

                                     PART I

Item 1.  BUSINESS

         This 1998 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, weather-related delays, general economic conditions and other risks and uncertainties that may be detailed herein.

General

       Galey & Lord, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1987 for the purpose of acquiring, in February 1988, substantially all of the assets of the Blends Apparel and Prints divisions of Burlington Industries, Inc. ("Burlington"). The Company acquired these businesses through its wholly-owned subsidiary Galey & Lord Industries, Inc. ("Industries") and conducts all of its operations through Industries. Prior to April 1992, the Company was known as Galey & Lord Holdings, Inc., and Industries operating subsidiary was known as Galey & Lord, Inc. In June 1996, the Company, through a subsidiary of Industries, G&L Service Company, North America, Inc. ("G&L Service Company"), acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated. In January 1998, the Company acquired the apparel fabrics business of Dominion Textile, Inc. ("Dominion"), which primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group ("Swift"), the Klopman International Group ("Klopman") and Swift Textiles Europe, Ltd. ("Swift Europe"). Unless otherwise specified herein, all references to the Company or the Registrant include the Company, Industries, G&L Service Company, Dimmit, Swift and Klopman.

       The Company is a leading global manufacturer of textiles for sportswear, including cotton casuals, denim and corduroy, as well as a major international manufacturer of workwear fabrics. The Company also is a manufacturer of dyed and printed fabrics for use in home fashions. In order to offer customers a complete package of fabrics and garments from one source, the Company has established garment manufacturing operations, which the Company believes provide a competitive advantage over other fabric manufacturing companies.

       The Company believes that it is the market leader in producing innovative woven sportswear fabrics as a result of its expertise in sophisticated and diversified finishing. Fabrics are designed in close partnership with customers to capture a large share of the middle and high end of the bottomweight woven market. The Company sells its woven sportswear products to a diversified customer base.

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

       On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion and certain other parties, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group, the Klopman Group and Swift Europe. Swift Denim is the second largest producer of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's Senior Credit Facility (as defined herein) and the Bridge Financing Facility (as defined herein). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay the Bridge Financing Facility and a portion of the Senior Credit Facility. The results of operations of the Acquired Business have been included in the consolidated financial statements from the date of the Acquisition.

Strategy

       The Company's strategy is (i) to be either first or second in each of the product categories it offers, (ii) to make products that can be distinguished from those made by its competitors, (iii) to continue to modernize its facilities in order to maintain its competitive position, and (iv) to further integrate the manufacture of garments with the manufacture of fabrics in order to increase strategic relationships with customers and increase market share.

       Key tactics of the Company's strategy include:

       Emphasizing Innovative Products and Services. Historically, product development was split between fabric and garment manufacturers. Through its state-of-the-art facilities, the Company is able to combine these two steps into one. This permits the Company to present fully developed commercially made sample garments which assists the Company's customers in reducing their product development cycle times and allows the Company to develop more innovative products.

       Emphasizing Customer Service. The Company is committed to being and industry leader in providing superior customer service. The key elements of this tactic include (i) providing timely and complete order delivery, (ii) building partnerships with customers, (iii) providing electronic data information services, and (iv) providing inventory management support.

       Capitalizing on the Changing Manufacturing Chain. The Company believes that a significant change is occurring in the apparel manufacturing chain. Many of the Company's customers are either dependent on, or increasing their dependency on, outsourcing their garment manufacturing requirements. The Company's ability to provide customers with a "package" utilizing Company fabrics and finished garments allows customers to avoid dealing with multiple contractors to bring their products to market. By reducing the number of vendors with which its customers are required to enter into commercial relationships, the Company has simplified the customers' sourcing process. The Company believes that this method will be the manufacturing chain of the future and believes that it is on the cutting edge in supplying these services from its owned and operated garment facilities located in Mexico.

       Expanding International Operations. Through the expansion of international manufacturing capabilities and sales offices, the Company is better able to service both local markets in various parts of the world, as well as its U.S. customers as they expand globally. As a result of the Acquisition, the Company acquired manufacturing facilities in the U.S., Canada and Italy and a joint venture interest in a facility in Tunisia, as well as sales offices in Eastern and Western Europe, South America and Asia, to complement its previously existing manufacturing facilities in the U.S. and Mexico.

       Increasing Manufacturing Efficiencies. The Company has made significant investments in its manufacturing operations to provide for the flexible production of its broad line of value-added fabrics and to reduce production costs.

Products and Customers

       The following chart sets forth the Company's net sales for both the apparel fabrics segment, comprised of woven fabrics, G&L Service Company, Swift Denim and Klopman and the home fabrics segment, comprised of Home Fashion Fabrics, for each of the last three fiscal years.


                                                                           Fiscal Year
                                           ------------------------------------------------------------------------------
                                                 1998                          1997                           1996
                                           --------------------         --------------------          -------------------
                                                               (dollar amounts in thousands)
Apparel fabrics......................      $856,547       94.5%          $456,597      92.5%          $364,157      88.5%
Home fabrics.........................        46,104        5.5%            36,765       7.5%            47,298      11.5%
                                           --------      -----           --------     -----           --------     -----
      Totals.........................      $902,651      100.0%          $493,362     100.0%          $411,455     100.0%
                                           ========      =====           ========     =====           ========     =====

         For additional financial information with respect to the apparel fabrics segment and home fabrics segment and for geographical segment data, see Note O to the Company's consolidated financial statements contained herein.

Apparel Fabrics

         Cotton Casuals. The Company is the largest domestic producer by capacity of cotton and cotton blended fabrics used in apparel, with approximately 35% of U.S. production. These fabrics are primarily used for the production of men's and women's pants and shorts. Because of its capital investment in sophisticated dyeing and finishing equipment, the Company is able to weave a limited number of substrates and to finish each of them into a variety of esthetics. This enables the Company to work with its customers to provide new products for the marketplace that are unique. The Company's cotton casual fabrics are often presented to customers in the form of commercially made sample garments rather than in the traditional method of just showing fabrics. The Company believes that by presenting fabrics in this manner customers are able to make purchasing decisions earlier, thereby enabling them to bring products to market quicker and more efficiently.

         The Company's products are sold principally to manufacturers of men's and women's wear. Fabrics produced for these markets are predominately 100% cotton. The Company's leading men's wear customers are Levi's, Haggar, Savane and Tropical Sportswear Int'l Corporation ("Tropical Sportswear Int'l"). The Company's women's wear customers include brand name and private label manufacturers and chain stores. They include Levi's, Polo Ralph Lauren, Calvin Klein, Gap, Inc. ("Gap"), Banana Republic, Polo Jeans Co. and Liz Claiborne. In addition, the Company sells to suppliers of mail order catalogs.

         Denim. As a result of the Acquisition, the Company is the world's second largest producer of denim, operating under the tradename Swift Denim. The Swift division manufactures and markets a wide variety of denim products for apparel and non-apparel uses, such as home furnishings. These products are manufactured in a full range of colors, weights and finishes. Swift's product development concentrates on high value-added products that are developed primarily for the mid and upper ranges of distribution as determined by retail selling prices. Swift has established leadership in developing differentiated denim products such as black denim, ring spun denim, eco denim and rebel ring products. The Company believes that domestically most of its products are in mid to upper range of the market and that 52% of its products are in the upper range of the market.

         Swift enjoys a wide distribution, and its major customers include Levi's, Polo Jeans Co., Calvin Klein, Tommy Hilfiger Corporation, Liz Claiborne, Gap and H.D. Lee Co. Inc. It also is a suppler to private label programs through Aalfs Manufacturing Inc. ("Aalfs"), Texas Apparel, Inc. and Border Corp. and sells to mail order suppliers including Land's End, Inc., L.L. Bean Inc., Eddie Bauer, Inc. and J. Crew Group Inc. Swift's international customers include Levi's, Revelacion En El Vestir S.A., Fairsound U.S.A. Corp., Hoi Kosher Garment Fty. Ltd. and Luen Fung (Hop Kee) Garment.

         Corduroy. The Company is the only vertically integrated manufacturer of corduroy in the U.S. and is the largest domestic manufacturer. It manufactures fabrics in a variety of wales and weights. In addition to the traditional corduroy fabrics, the Company uses its finishing expertise to differentiate its products and produce new corduroy fabrics, including corduroy that stretches. Major customers are Levi's, Haggar, Polo Ralph Lauren, H.D. Lee Co. Inc., as well as Aalfs, Hagale Industries Inc., Oxford Industries, Inc., and Tropical Sportswear Int'l who are private label and mail order suppliers.

         Workwear. As a result of the Acquisition, the Company is a leading international supplier of workwear and careerwear fabrics, and the only manufacturer with facilities in both North America and Europe. The Company produces high performance workwear fabrics that retain their comfort, appearance and performance over an extended wear life. In 1995, the Klopman international division introduced two high performance workwear fabrics, Superbandmaster 2000 and Indestructible 2000, the first significant new products in the market in several years. These fabrics significantly extend the wear life of the garment while maintaining comfort and appearance. The workwear and careerwear fabrics are distributed primarily to the industrial laundry, hospitality and healthcare markets.

         Fitness for use, continuity of color and customer service are the factors most important to the Company's customers. The Company sells chemically treated fabrics, including fabrics treated with Flamex TM, a fire retardant finish, and Bioguard TM, an anti-bacterial finish. Domestic customers for uniform fabrics include Riverside Manufacturing Co., Garment Corporation of America, Superior Surgical Mfg. Co., Inc., Landau Uniforms Corp., Cintas Corporation and Kellwood Company. Klopman's international customers include Alexandra Workwear plc., CCM Limited, Alsico NV, Mulliez Freres, Amuco International SpA and Van Moer.

         G&L Service Company. In June 1996, the Company acquired garment manufacturing facilities located in Piedras Negras, Mexico where employees sew and finish men's and women's pants and shorts. G&L Service Company allows the Company to offer its customers a finished package of fabric and garments from one source. This provides customers with logistical and quality benefits that result in goods reaching the market in a more timely manner. In the first two years of operations, G&L Service Company has succeeded in attracting customers such as Levi's, Polo Ralph Lauren, Liz Claiborne, Jones Apparel Group and Calvin Klein.

Home Fabrics

         As a result of the April 1994 acquisition of the Home Fashion Fabrics Division from Burlington, the Company entered into the non-apparel textile market. This division manufactures dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories. The Company also manufactures greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing. Home Fashion Fabrics' major customers include Regency Home Fashions Inc., Arley Corp., Burlington Industries, Inc., CHF Industries, Inc. and American Home Ensembles Inc.

General

         Apparel fabric sales for fiscal year 1998 and fiscal year 1997 to various divisions of Levi Strauss & Co., Inc. accounted for approximately 19.4% and 21.6% , respectively, of the Company's total net sales for each year. These divisions of Levi Strauss & Co. Inc. purchase fabrics from the Company independently of each other, and the loss of business from any one division would not necessarily affect the Company's orders from other divisions. No other customer accounts for more than 5% of the Company's total net sales.

         At October 3, 1998, the Company had in excess of 5,000 customer accounts.

Sales and Marketing

         The Company's personnel work continually with customers to develop product lines well in advance of actual shipment. Sales personnel often present fabrics to customers in the form of commercially made sample garments rather than the traditional method of just showing fabrics. The Company believes this enables customers to bring products to market more quickly and efficiently.
         The Company has separate sales and marketing groups for its Galey & Lord cotton casuals, corduroy and workwear divisions, its Swift Denim U.S.A. group, Klopman (which supplies workwear in Europe) and Swift Europe (which markets denim in Europe). The Company believes in training individuals to sell and market specific products as opposed to marketing fabrics generally.

Manufacturing

         Cotton Casuals. The Company is a vertically integrated manufacturer of woven cotton and cotton blended apparel fabrics with various plants involved in spinning, weaving and dyeing and finishing. The spun yarn is woven into greige fabric using high-speed air-jet looms. The Company dyes and finishes all of its woven cotton casual fabrics at its Society Hill, South Carolina manufacturing facility. The Company has significant assets devoted to creating value-added fabrics, including an extensive range of faced finished flannel and suede finished fabrics. The finishing process used by the Company depends upon the type and style of fabrics being produced in accordance with customer specifications. Fabrics are woven by the Company based on projected sales but are dyed and finished according to customer purchase orders.

         In order to operate its dyeing and finishing facility at optimum capacity, the Company purchases a portion of its greige fabric requirements from outside sources. During periods of lower demand for dyed and finished fabrics, the Company reduces its purchases of greige fabrics from outside sources and uses its internal capacity to supply market demands. The result of this strategy is that Galey & Lord's spinning and weaving facilities have had only fourteen days of unplanned curtailment since 1988.

         Denim. Swift is the world's second largest producer of denim. The Company believes that Swift is the world's largest producer of value-added denim. In manufacturing denim, yarn is spun in its natural state, and then dyed prior to being woven into fabric. The woven fabric is then finished in variety of ways.

         Corduroy. The Company is the only vertically integrated manufacturer of corduroy in the U.S. The Company's weaving and dyeing and finishing equipment and processes may be used to produce both corduroy and other woven cotton casual apparel fabrics. The ability to produce both types of fabric using substantially the same equipment and processes allows the Company to schedule its production to both economically and efficiently meet changes in demand which varies seasonally (corduroy for the fall/winter selling season and cotton casual for the spring/summer selling season), and to maintain consistent levels of production throughout the entire year.

         Workwear. The Company's domestic workwear division uses a portion of the Company's spinning, weaving and dyeing and finishing facilities to produce its products. Klopman operates a spinning, weaving and dyeing and finishing plant in Frosinone, Italy. The Company's European operations have executed a strategy to purchase greige fabric worldwide in order to achieve more competitive costs.

         G&L Service Company. Through its garment manufacturing facilities in Piedras Negras, Mexico, the Company sews and finishes garments for its apparel customers. The location of the Company's garment manufacturing facilities in Mexico allows the Company to respond quickly to the needs of its U.S. apparel customers and to compete effectively with competitors in the Far East who have longer lead times for delivery of goods to the U.S. To meet increasing demand, the Company recently opened an additional garment manufacturing facility in Monclova, Mexico.

         Home Fashion Fabrics. The Company operates its own yarn and greige manufacturing facilities to produce fabrics for the home furnishings trade. The Home Fashion Fabrics division's weaving facility operates wide Sulzer looms, which allow it to manufacture fabrics ranging from 48" to 127" in width. The Company believes that having wide weaving capability is key to being able to offer the fabrics required by the home furnishing trade for comforters and bedspreads. The Company distinguishes itself by producing weave effects that stimulate jacquard loom fabrics which can be sold at lower prices. The Company purchases outside dyeing and printing services from various suppliers to dye and print fabrics according to customers' specifications.

         General. The Company maintains rigorous quality control throughout each production process. Testing and inspection occur at various stages in the spinning, weaving, dyeing, finishing, sewing and laundering processes. The Company's plants employ computers to monitor and control manufacturing processes and the flow of products.

Raw Materials and Services

         The Company's principal raw materials are cotton and polyester. Cotton is available from a large number of suppliers. The quantity of plantings, crop and weather conditions, agricultural policies, domestic uses, exports and market conditions can significantly affect the cost and availability of cotton, but, to date, the Company has experienced no difficulty obtaining adequate supplies of cotton. The Company enters into contracts for cotton several months in advance of expected delivery to ensure availability. The prices associated with these contracts may be either fixed at the time the contract is signed or at a later date.

         In order to make the price of domestic cotton competitive with prices quoted in the world market, the United States Department of Agriculture had adopted a program under which it pays rebates to users of domestically produced cotton according to a formula based on relative world and domestic cotton prices when domestic prices exceed world prices, based upon a formula. The domestic price for cotton did not begin to exceed the world price for cotton until July 1997. From July 1997 until the program's funding was exhausted in December 1998, the criteria for receiving rebates was met and the Company received the related rebates. The Company believes that the discontinuance of the program will not adversely impact its financial position since the Company will be able to purchase cotton on the world market at comparable prices.

         The price of polyester is determined by supply and demand and other uses of the petroleum used to produce polyester. While the Company currently purchases polyester from two principal suppliers, polyester is readily available from other suppliers. The Company has not experienced any difficulty in obtaining sufficient quantities of polyester, and although no assurances can be made, does not anticipate any difficulty in meeting its needs in the future.

         The Company purchases spun yarn and greige fabric to supplement its own production. These products are available from a number of suppliers.

         The Company purchases its dyes and chemicals from several suppliers. Dyes and chemicals are available from a large number of suppliers, and the Company had not experienced any difficulty in obtaining sufficient quantities.

         The Company in its home fashions business employs the services of several outside processors to dye or print greige fabric in accordance with customers' specifications. The Company has established strong relationships with the outside processors and has not experienced any difficulty in meeting customer delivery dates. These services are also available from other providers.

Trademarks and Patents

         The Company owns, or has the right to use under license various patents, trademarks and service marks. The Company's "Galey & Lord, "Swift Denim" and "Swift Textile" trademarks are registered with many countries worldwide, including the United States Patent and Trademark Office. In addition, the Company's "Klopman" trademarks are registered with many European countries. Other than the "Galey & Lord", "Swift Denim", "Swift Textile" and "Klopman" trademarks, the Company does not consider any of its patents, licensed technology, trademarks or service marks to be material to the conduct of its business.

Backlog

         The Company's order backlog consists of orders that are not subject to cancellation prior to shipment, although the Company has in the past accommodated customer requests for order deferments due to unusual circumstances. The Company's order backlog at October 3, 1998 was $214.1 million, a

19% decrease from the September 27, 1997 backlog, adjusted for the Acquisition, of $263.0 million. Apparel fabrics backlog decreased 19% as a result of a weaker corduroy market in 1998 as compared to an unusually high corduroy backlog at the end of fiscal 1997 and due to lower denim backlog in 1998 compared to that at the end of fiscal 1997, which reflects a softness in the denim industry.

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


Competition

         General. The Company has numerous competitors in each of the categories in which it competes.

         Purchasing decisions by the Company's customers are influenced by a number of factors, including quality, price, manufacturing flexibility, delivery time, customer service, product styling and differentiation. Competition among U.S. and foreign manufacturers is affected by changing relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, ecological concerns, human resource laws, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade.

         U.S. government policy has been favorable to the U.S. textile industry. The Company's customers receive favorable duty and, in certain instances, quota treatment by taking advantage of the U.S. "807" and "807A" tariff programs, as well as NAFTA. Under tariff program "807," garment textile components cut in the U.S. and assembled offshore can be brought back into the U.S. subject to existing quotas, with duty only imposed on the value added offshore. Under tariff program "807A", which falls under the Caribbean Basin Initiative, garments that are cut in the U.S. using U.S. fabric and trim and then assembled in a beneficiary country benefit from preferential quota as well as duty treatment upon import into the U.S.

         The Company believes that it has benefited, and will continue to benefit, from the 1994 implementation of NAFTA, which phase out duties and quotas on certain textiles and apparel shipped between Mexico, the U.S. and Canada. NAFTA's yarn forward rule of origin assures that only those textiles produced in NAFTA countries benefit from the phasing out of duties and quotas.

         The Company believes that GATT and the ATC will, for the most part, have a negative effect on the domestic textile and apparel industry. The ten-year phaseout of quotas under the ATC, which replaces the existing system of bilateral import restrictions imposed under the Multifiber Arrangement, will gradually allow more imports to enter the country. The Company, however, also believes that there may be some benefits from GATT and the ATC, as they will open foreign markets to the Company's customers which the Company believes will allow it to supply customers in such foreign markets.

         Cotton Casuals. There are several major competitors in the finished cotton casual apparel fabrics business, none of which dominates the market. The Company's major competitors include Delta Woodside Industries, Inc., Graniteville Company, a division of Avondale Mills, Inc. and Milliken & Company Inc. The Company's technical expertise in finishing enables it to provide a number of value-added fabrics to differentiate itself from its competitors, including an extensive range of faced finished flannel and suede finished fabrics.

         Denim. The U.S. denim market is highly concentrated with four denim manufacturers supplying approximately 70% of the market. Cone Mills Corporation, Avondale Mills, Inc. and Burlington are Swift's major competitors. In Europe, the Company believes that Swift Europe is the leader in the value-added market with a rich mix of differentiated products. Its principal competitors include Kaihara in Japan, Hellenic Fabrics S.A. in Greece, Orta Anadolu in Turkey, Atlantic Mills Ltd. in Ireland and Tavex Alogodoner, S.A. in Spain.

         Corduroy. The Company is the only vertically integrated domestic producer of corduroy fabrics. Competition to the Company's corduroy business is mostly from imported garments and, to a lesser extent, a domestic converter of fabrics.

         Workwear. The Company's major domestic competitors in the workwear and careerwear business are Graniteville Company, Riegel Textile Corp., a division of Mount Vernon Mills, Inc., Milliken & Company Inc. and Spring Industries, Inc.

         Klopman is the leading pan-European manufacturer and distributor of workwear and careerwear fabrics. It competes with domestic suppliers in each country it serves. Its major competitors in its principal markets are Lauffenmuhle GmbH (recently sold to Matfatial Industries of India), Carrington Career and Workwear Fabrics and Royal Ten-Cate NV.

         G&L Service Company. G&L Service Company competes with numerous garment manufacturers throughout the world. Some of these competitors are larger and have greater financial resources than G&L Service Company.

         Home Fashion Fabrics. The Company's Home Fashion Fabrics division competes with a number of printers and dyers offering similar services, including Raytex Finishing Company, Santee Print Works, Inc. and Slater Screen Print Works.

Employees

         At October 3, 1998, the Company had 6,251 U.S. employees, 857 of whom where covered by a collective bargaining agreement. Of these employees, 5,530 were employed in manufacturing and 721 in administration and sales. The collective bargaining agreement covering these employees expired in 1998 and was renewed for a three year term effective January 31, 1998. At October 3, 1998, G&L Service Company had 2,462 employees in Mexico. The majority of these employees are covered by a collective bargaining agreement which expires January 1, 1999. In January 1999, the Company will be negotiating the minimum pay scale for its Mexican employees for the upcoming year with union officials. Also, at October 3, 1998, the Company had 786 Canadian employees and 836 employees in operations elsewhere in the world, mainly in Europe. Of these employees 695 were covered by collective bargaining agreements. Substantially all of the Company's employees are full-time. The Company believes that its employee relations are satisfactory.

Government Regulation

         The Company is subject to various environmental laws and regulations in its operations governing the discharge, storage, handling and disposal of a variety of substances in the North American and European countries in which it operates. In particular, such laws include (i) in the United States, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Resource Conservation Recovery Act (including amendments relating to underground tanks) and the Federal "Superfund" program, and (ii) in Canada, the Canadian Environmental Protection Act, the Hazardous Products Act, the Hazardous Material Information Review Act, the Fisheries Act, the Environmental Protection Act (Ontario), the Water Resources Act (Ontario) and the Environmental Quality Act (Quebec). In addition, the Company's operations are governed by laws and regulations relating to workplace safety and worker health in the North American and European countries in which it operates. In particular in the United States, the Occupational, Safety and Health Act and regulations thereunder, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. Additionally, in Canada the Occupational Health and Safety Act (Ontario), the Act Respecting Occupational Health and Safety (Quebec) and their respective regulations establish standards for dust, noise and substances including, among others, asbestos and formaldehyde and regulate the use of hazardous chemicals in the workplace.

Year 2000 Compliance

         For a discussion of the impact of Year 2000 compliance issues, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

Item 2.  PROPERTIES

         The following table sets forth the general location, principal uses and approximate size of the Company's principal properties and whether such properties are leased or owned:


                                                                                                      Approximate        Leased
                                                                                                        Area In            Or
Facility Name                   Location                    Use                                       Square Feet        Owned
-------------                   --------                    ---                                       -----------        -----
Flint.........................  Gastonia, NC                Spinning                                      250,000        Owned

Brighton......................  Shannon, GA                 Spinning and weaving                          877,000        Owned

McDowell......................  Marion, NC                  Weaving                                       222,000        Owned

Society Hill..................  Society Hill, SC            Dyeing and finishing                          527,000        Owned

Society Hill II...............  Society Hill, SC            Dyeing, finishing and warehousing             250,000        Owned

Asheboro......................  Asheboro, NC                Weaving and greige cloth storage              386,000        Owned

Caroleen......................  Caroleen, NC                Spinning                                      375,000        Owned

Corporate Offices.............  Greensboro, NC              Corporate                                      24,000        Leased

Executive Offices.............  New York, NY                Executive and sales office                     22,000        Leased

Blue Warehouse................  Society Hill, SC            Greige and finished cloth storage             100,000        Owned

Hermitage Warehouse...........  Rome, GA                    Cotton and yarn storage                        45,000        Leased

Riverside Warehouse...........  Rome, GA                    Cotton and yarn storage                        20,000        Leased

Red Warehouse.................  Marion, NC                  Yarn storage                                   33,000        Owned

Elm Street Warehouse.........   Greensboro, NC              Finished cloth storage                        108,000        Owned

G&L Service Company
     Dimmit Industries........  Piedras Negras, MX          6 sewing & garment finishing facilities       228,000        Leased
     Alta Loma................  Monclova, MX                Sewing and warehousing facilities             200,000        Leased

Eagle Pass Facilities.........  Eagle Pass, TX              1 cutting and 1 warehousing facility           16,000        Leased

Swift Executive Offices.......  Atlanta, GA                 Executive offices                              14,000        Leased

Swift Operations Offices......  Columbus, GA                Operations and sales                           27,000        Leased

Erwin Plant...................  Erwin, NC                   Spinning                                    1,325,000        Owned

Erwin Plant...................  Erwin, NC                   Weaving, dyeing and finishing                 343,000        Owned

6th Avenue Plant..............  Columbus, GA                Spinning                                      963,000        Owned

Boland Plant..................  Columbus, GA                Weaving, dyeing and finishing                 480,000        Owned

Drummondville Plant...........  Drummondville, Quebec       Spinning, weaving, dyeing and finishing       523,000        Owned

Klopman Plant.................  Frosinone, Italy            Spinning, weaving, dyeing and finishing       861,000        Owned

         The Company believes that its facilities are suitable to service its current level of sales and have additional capacity to satisfy its foreseeable needs.

Item 3.  LEGAL PROCEEDINGS

         During fiscal 1998, South Carolina environmental authorities approved a closure plan for an aeration pond at the Company's Society Hill facility that was formerly used for wastewater treatment. The Company also intends to undertake the remediation of environmental conditions at a site near its Erwin, North Carolina facility. A remediation plan has been submitted to the State of North Carolina and the Company is currently awaiting the state's approval. As a result of the Acquisition, the Company became responsible for a site in Waynesboro, Virginia in which the groundwater has been contaminated. The Company has received approval from Virginia environmental authorities regarding its remediation plan. The Company does not expect the expenditures and capital outlays involved in the implementation of these efforts to be material.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.        MARKET FOR THE COMPANY'S COMMON STOCK
               AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $.01 par value, (the "Common Stock") is traded on the New York Stock Exchange under the symbol "GNL". As of November 30, 1998, the Company had approximately 1,750 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.


                                                           1998                                         1997
                                               ------------------------------             --------------------------------
                                                High                   Low                   High                  Low
                                                ----                   ---                   ----                  ---
First Quarter.........................         $19 3/4               $16 3/4               $14 7/8                $12 1/2

Second Quarter........................         $22 1/4               $15 3/16              $19                    $14 3/4

Third Quarter.........................         $28 7/8               $14 7/8               $18                    $14 1/2

Fourth Quarter........................         $15 1/16               $8 3/4               $20                    $15 3/4

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

Item 6.  SELECTED FINANCIAL DATA


                                    SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                                        (In Thousands, Except Per Share Data)

                                                                                        FISCAL YEAR
                                                             -------------------------------------------------------------------
Statements of Operations Data (1):                              1998(2)      1997(3)        1996(4)     1995 (5)        1994 (6)
                                                             -----------   ----------     ---------     ---------      --------
Net sales..................................................  $   902,651   $  493,362     $ 411,455     $ 502,220      $451,130
Cost of sales..............................................      787,218      439,207       367,992       451,314       396,911
Gross profit...............................................      115,433       54,155        43,463        50,906        54,219
Selling, general and administrative expenses...............       39,525       18,123        13,526        15,877        14,705
Amortization of goodwill...................................        3,793        1,679         1,298         1,119           549
Business closing charge....................................            -            -             -        12,065             -
Operating income...........................................       72,115       34,353        28,639        21,845        38,965
Interest expense...........................................       47,566       12,326        11,579        13,103         8,276
Income from associated companies...........................       (2,621)           -             -             -             -
Bridge financing interest expense..........................        3,928            -             -             -             -
Loss on foreign currency hedges............................        2,745            -             -             -             -
Write-off of merger costs..................................            -            -         1,600             -             -
Income before income taxes and extraordinary items.........       20,497       22,027        15,460         8,742        30,689
Income tax expense.........................................        8,678        8,350         5,982         3,390        11,803
Income before extraordinary items
   and accounting change...................................       11,819       13,677         9,478         5,352        18,886
Extraordinary items........................................         (524)           -             -        (1,342)            -
Cumulative effect of change in accounting method...........            -            -             -             -        (1,603)
Net income.................................................  $    11,295   $   13,677    $    9,478    $    4,010    $   17,283

Weighted average number of shares outstanding(7)...........       12,173       11,986        11,910        12,037        12,066
Net income per common share - diluted(7):
Income before extraordinary items..........................  $       .97   $     1.14     $     .80     $     .44     $    1.56
Extraordinary items........................................         (.04)           -             -         (0.11)            -
Cumulative effect of change in accounting method...........            -            -             -             -         (0.13)
Net income - diluted.......................................  $       .93   $     1.14     $     .80     $     .33     $    1.43
Cash dividends per common share............................  $         -   $        -     $       -     $       -     $       -
Balance Sheet Data:
  Total assets.............................................  $ 1,038,293   $  349,191     $ 304,876     $ 305,039      $299,015
  Long-term debt...........................................      682,926     176,755        149,265       162,084       149,899
  Stockholders' equity.....................................      127,877      104,317        89,645        81,879        77,719

(1) The Company uses a 52-53 week fiscal year. Fiscal 1998 was a 53-week year. All other fiscal years presented were 52-week years.
(2) Includes the acquisition of the apparel fabrics business of Dominion Textile, Inc. which occurred on January 29, 1998.
(3) Selling, general and administrative expenses include a $3.0 million pre-tax charge taken due to the bankruptcy of a Home Fashion Fabrics customer.
(4) Includes the write-off of merger costs associated with the termination of the previously announced merger of the Company and the Graniteville Company.
(5) Includes the business closing charge related to closing the Company's printed apparel fabrics businesses.
(6) Includes the acquisition of Home Fashion Fabrics which occurred on April 29, 1994.
(7) Restated from previously published results due to the adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in fiscal 1998.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer, DTA, Dominion and certain other parties pursuant to which the Company acquired the Acquired Business of Dominion from DTA for a cash purchase price of approximately $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift, Klopman and Swift Europe. Swift is the second largest producer of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's Bridge Financing Facilty and Senior Credit Facility (see "Liquidity and Capital Resources" below). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay the Bridge Financing Facility and a portion of the Senior Credit Facility.

On April 23, 1997, the Company's Board of Directors authorized the Company's Management to purchase up to 900,000 shares, or 7.7%, of the Company's outstanding Common Stock from time to time over the following twelve months at prevailing prices in open-market transactions. As of April 23, 1998, the termination date of such program, the Company had acquired 12,201 shares of its outstanding common stock at an average price of $16.04 per share. Under the Company's previous stock buy back program, which terminated January 16, 1997, the Company acquired 197,003 shares of its outstanding common stock at an average price of $10.07 per share.

On June 7, 1996, the Company, through its subsidiary, G&L Service Company acquired the capital stock of Dimmit and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition. Dimmit is composed of six manufacturing facilities located in Piedras Negras, Mexico and sews and finishes pants and shorts for the casual wear market. Funding for the Mexico Acquisition was provided through funds generated by operations, working capital reductions and through borrowings under the Company's then existing term loan and revolving credit facility.

On January 25, 1996, the Company and Triarc Companies, Inc. ("Triarc") mutually agreed not to go forward with their previously announced merger of the Company and the Graniteville Company, a subsidiary of Triarc, due to economic conditions existing at that time in the retail, textile and apparel sectors. The Company incurred fees and expenses related to the merger of $1.6 million and took a charge during fiscal 1996 for the write-off of those costs.

Results of Operations

The Company's operations are classified into two business segments: apparel fabrics, comprised of woven fabrics, G&L Service Company, Swift Denim and Klopman, and home fabrics, comprised of Home Fashion Fabrics. Results for fiscal 1998, 1997 and 1996 for each segment are shown below:

                                                                                    Fiscal Year Ended
                                                             --------------------------------------------------------------
                                                                 October 3,           September 27,           September 28,
                                                                    1998                  1997                    1996
                                                             --------------------------------------------------------------
                                                                           (in millions except percentages)
Net Sales Per Segment
  Apparel Fabrics                                                  $ 856.6*              $ 456.6                 $ 364.2
  Home Fabrics                                                        46.1                  36.8                    47.3
  Total                                                            $ 902.7               $ 493.4                 $ 411.5
Operating Income (Loss) Per Segment
  Apparel Fabrics                                                  $  69.3*              $  36.8                 $  29.9
    % of Apparel Fabrics Net Sales                                     8.1%                  8.1%                    8.2%
  Home Fabrics                                                     $   2.8               $  (2.4)**              $  (1.3)
    % of  Home Fabrics Net Sales                                       6.1%                 (6.8)%                  (2.7)%
  Total                                                            $  72.1               $  34.4                 $  28.6
    % of  Total Net Sales                                              8.0%                  7.0%                    7.0%

* Net sales and operating income for the apparel fabrics segment include results for the Acquired Business from January 29, 1998, the date the Acquisition was completed.

** Operating income for the home fabrics segment for fiscal 1997 includes a $3.0 million pre-tax charge taken due to the bankruptcy of a Home Fashion Fabrics customer.

FISCAL 1998 COMPARED TO FISCAL 1997

Net Sales

Net sales for fiscal 1998 were $902.7 million compared to $493.4 million for fiscal 1997. The $409.3 million increase in net sales resulted from the addition of $375.1 million of net sales from Swift Denim and Klopman as a result of the Acquisition, a $24.9 million increase in other apparel fabrics net sales and a $9.3 million increase in home fabrics net sales. The increase in other apparel fabrics net sales was primarily due to higher sales of woven sportswear, partially offset by lower net sales of corduroy. The increase in home fabrics net sales was due to an improving market for home decorative prints as compared to fiscal 1997. Fiscal 1998 was also a 53-week year as compared to a 52-week year in fiscal 1997. The Company currently expects the sales of denim to be soft during the first part of fiscal year 1999.

Operating Income

Operating income for fiscal 1998 was $72.1 million compared to $34.4 million in fiscal 1997. The increase in apparel fabrics operating income was primarily a result of the Acquisition in January 1998, partially offset by decreased operating income from the Company's other apparel fabrics business mostly due to lower net corduroy sales resulting from a weaker corduroy market in 1998. The increase in home fabrics operating income was primarily attributable to a $3.0 million pre-tax reserve taken in fiscal 1997 as a result of a major home fabrics customer filing for bankruptcy protection and a strong demand for home fabrics goods which resulted in increased sales volume, improved selling prices and improved margins.

Interest Expense

Interest expense was $51.5 million in fiscal 1998 compared to $12.3 million in fiscal 1997. The increase was due to higher debt levels and higher interest rates in fiscal 1998 compared to fiscal 1997. The increase in interest expense was primarily due to added interest expense on additional indebtedness incurred to finance the Acquisition of $33.5 million, interest expense of $1.8 million pre-tax related to borrowings under the Bridge Financing Facility and a charge of $2.1 million pre-tax of loan cost related to the Bridge Financing Facility. The remaining interest expense increase was due to additional borrowings incurred as a result of increased working capital requirements (See "Liquidity and Capital Resources" below). The average interest rate paid by the Company on its bank debt in fiscal 1998 was 8.6% as compared to 6.9% in fiscal 1997.

Income Taxes

The Company's tax rate for fiscal year 1998 was higher than the statutory rate primarily due to the effect on pre-tax income of nondeductible goodwill as a result of the Acquisition.

Net Income and Net Income Per Share

Net income for fiscal 1998 was $11.3 million, or $.93 per common share on a diluted basis, as compared to $13.7 million, or $1.14 per common share on a diluted basis, for fiscal 1997. Net income for fiscal 1998 was adversely impacted by nonrecurring charges of $7.5 million pre-tax, or $.38 per common share, related to the Acquisition. These charges included (i) a $2.7 million pre-tax, or $.14 per common share, charge related to hedging the Canadian dollar against currency fluctuations, allowing the Company to fix the purchase price for the Acquired Business which was based in Canadian dollars, (ii) a $1.8 million pre-tax, or $.09 per common share, charge for interest on the Bridge Financing, (iii) a $0.9 million pre-tax ($0.5 million after-tax), or $.04 per common share, extraordinary charge due to the write-off of fees and expenses related to the Company's old credit facility which was refinanced in December in order to provide funds for the Acquisition, and (iv) a $2.1 million pre-tax, or $.11 per common share, charge for loan costs related to the Bridge Financing. Excluding these charges, net income for fiscal year 1998 would have been $15.9 million or $1.30 per common share on a diluted basis. Net income for fiscal 1997 was adversely impacted by the $3.0 million pre-tax, or $.15 per common share, bad debt charge taken due to the bankruptcy of a Home Fashion Fabrics customer. Excluding this charge, net income would have been $15.7 million, or $1.27 per common share, in fiscal 1997.

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

Net Income and Net Income Per Share

Net income for fiscal 1997 was $13.7 million, or $1.14 per common share, which included the $3.0 million pre-tax ($1.8 million after-tax), or $.15 per common share, bad debt charge taken due to the bankruptcy of a Home Fashion Fabrics customer. Excluding this charge, net income would have been $15.7 million, or $1.29 per common share in fiscal 1997. Net income for fiscal 1996 was $9.5 million, or $.80 per common share, which included the pre-tax charge of $1.6 million ($1.0 million after-tax), or $.08 per common share, for the write-off of fees and expenses related to the termination of the proposed Graniteville merger. Excluding these charges, net income would have been $10.5 million, or $.88 per common share, in fiscal 1996.

Liquidity and Capital Resources

On February 24, 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes"). Net proceeds from the offering of $289.3 million (net of the initial purchaser's discount and offering expenses) were used to repay (i) $275.0 million principal amount of borrowings under the Bridge Financing Facility (as defined below) incurred to partially finance the Acquisition and
(ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein).

On May 21, 1998, the Company completed an exchange offer pursuant to which it exchanged publicly registered 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes") for the Initial Notes pursuant to the terms and conditions set forth in a prospectus dated April 22, 1998 and filed as part of a Registration Statement on Form S-4 with the United States Securities and Exchange Commission which was declared effective on April 22, 1998. The terms of the Notes are identical in all material respects to those of the Initial Notes except that the Notes are freely transferable by holders and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. Interest on the Notes will be paid March 1 and September 1 of each year. The first interest payment on the Notes was made on September 1, 1998.

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

The Notes are subject to certain covenants, including, without limitation, those limiting the Company's and its subsidiaries' ability to incur indebtedness, pay dividends, incur liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of restricted subsidiaries or merge or consolidate the Company or its restricted subsidiaries.

On January 29, 1998, the Company entered into a new credit agreement (as amended, the "Senior Credit Facility"), with First Union National Bank ("FUNB"), as agent and lender, and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C").

Under the Senior Credit Facility borrowings were used to refinance the Company's prior senior credit facility with FUNB, to fund the Acquisition, to pay for certain closing costs and expenses related to the Acquisition and for general corporate and working capital purposes. Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of
(i) Term Loan B is repayable in 24 quarterly payments of $387,500 until March 27, 2004 and, thereafter, four quarterly payments of $36,425,000 until Term Loan B's maturity on April 2, 2005 and (ii) Term Loan C is repayable in 28 quarterly payments of $275,000 until April 2, 2005 and, thereafter, four quarterly payments of $25,575,000 until Term Loan C's maturity on April 1, 2006. Under the Senior Credit Facility, as amended on December 23, 1998, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios or (B) with respect to Term Loan C, either (i)
(a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios.

The Company's obligations under the Senior Credit Facility are secured by all of the assets (other than real property) of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

On December 19, 1997, the Company entered into a Senior Subordinated Credit Agreement (the "Bridge Financing Facility") with First Union Corporation, as agent and lender, which was amended on January 29, 1998 and provided for borrowings of $275.0 million, of which $145.6 million was initially borrowed on December 19, 1997 and the remainder of which was borrowed on January 29, 1998. All borrowings under the Bridge Financing Facility were used to fund the Acquisition (including fees and expenses). The Bridge Financing Facility was repaid on February 24, 1998 when the Company closed its private offering of $300.0 million aggregate principal amount of Initial Notes.

On June 4, 1996, the Company amended its term loan and revolving credit facility with its then current bank group led by First Union National Bank of North America, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expired April 30, 2000, from $150.0 million to $170.0 million. The term loan was restated to the outstanding balance of $48.0 million and continued to require equal quarterly principal payments of $3.0 million through the term loan's expiration on April 30, 2000. The amended term loan and revolving credit facility bore interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios.

On May 13, 1997, the Company amended its term loan and revolving credit facility with its then current bank group. The amendment modified the Company's covenants relating to debt service, eliminated the covenant limiting the amount of capital expenditures to be made, and permitted the Company to enter into a trade receivables securitization transaction.

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998, with the Pension Benefit Guaranty Corporation ("PBGC"), the Company will provide $5.0 million in additional funding to three defined benefit pension plans previously sponsored by Dominion, $3.0 million of which was paid at the closing of the Acquisition and the remaining $2.0 million of which shall be paid in installments over the succeeding two years. The Pension Funding Agreement also gives the PBGC a first priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon either the termination of the plans in accordance with ERISA, the plans being fully funded as defined by the PBGC or the Company achieving an investment grade rating on its debt.

In fiscal 1998, the Company spent $33.8 million for capital expenditures, a significant portion of which was used to expand and modernize the Company's weaving and dyeing and finishing plants. The Company expects to spend approximately $27.0 million for capital expenditures in fiscal 1999. The Company anticipates that approximately $11.7 million will be used to increase the Company's capacity while the remaining $15.3 million will be used to maintain existing capacity. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving line of credit under the Senior Credit Facility.

Working capital increased approximately $150.9 million to $281.4 million at October 3, 1998 as compared to $130.5 million at September 27, 1997. Approximately $110.5 million of the increase occurred as a result of the Acquisition and related refinancings. The remaining $40.4 million of the increase reflects a change in the Company's existing business and changes since January 29, 1998 for the Acquired Business including a $26.0 million increase in accounts receivable and a $11.7 million increase in inventories. The increase in accounts receivable was primarily a result of higher net sales since the Acquisition for Swift Denim than in the period comprising the January 1998 accounts receivable balance. The $11.7 million increase in inventories primarily resulted from an increase in raw materials, produced goods (primarily corduroy) and an increase in G&L Service Company inventory levels as it continues building its customer base.

At October 3, 1998, the Company's additional borrowing availability under its revolving line of credit under the Senior Credit Facility was $74.9 million. The average interest rate on balances outstanding under the Company's term loans and revolving line of credit under the Senior Credit Facility was 8.11% at October 3, 1998 as compared to an average rate of 6.88% at September 27, 1997.

The Company anticipates that cash requirements, including working capital and capital expenditures, will be met through funds generated from operations and through borrowings under the Company's revolving line of credit under the Senior Credit Facility. In addition, from time to time, the Company uses borrowings under secured bank loans, through capital leases or through operating leases for various equipment purchases.

YEAR 2000 COMPLIANCE

Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the Year 1900 and the Year 2000. This could result in system failures or data corruption for the Company, its customers or suppliers which could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in business activities or to receive information, services, raw materials and supplies, or payment from suppliers, customers or business partners or any other companies with which the Company conducts business.

The Company, including the Acquired Business, has developed a comprehensive plan intended to address Year 2000 issues. As part of the plan, the Company has selected a team to identify, evaluate and implement remediation efforts aimed at bringing the Company's information technology and non-information technology systems into Year 2000 compliance prior to December 31, 1999. During fiscal 1998, the team completed its assessment of the Company's information technology and non-information technology systems. Additionally, the Company has engaged an independent consulting firm that specializes in implementing and reviewing Year 2000 programs. Such firm has evaluated significant portions of the Company's remediation plan and has identified improvements to the Company's overall remediation efforts.

The Company's information technology remediation efforts are substantially complete and the Company's significant efforts in fiscal 1999 will consist of testing the updated systems. It is anticipated that additional remediation efforts resulting principally from the testing procedures will be completed by the end of the Company's 1999 fiscal year. The Company has also prioritized and completed the significant steps of its non-information technology systems plan. The Company's remaining remediation efforts related to non-information technology systems are expected to be completed during fiscal 1999. If the Company's remaining remediation efforts are not completed on a timely basis, the Year 2000 issue could have an adverse effect on the Company's operations.

Based upon the remediation efforts completed, the Company does not believe a formal contingency plan will be required. Individual locations or business units will develop informal contingency plans in the event that they do not expect to be fully Year 2000 compliant within the current time estimates. To date, the cost of the Company's Year 2000 assessment and remediation efforts has not been material to the Company's results of operations or liquidity. The total expenditures in fiscal 1999 to remediate the Company's year 2000 issues, inclusive of its ongoing systems initiatives is not expected to exceed $2.5 million. The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations. The capitalization or expense of the foregoing expenditures will be determined using current authoritative guidance.

The Company is also communicating with its significant suppliers, customers and business partners to coordinate Year 2000 conversion efforts. Additionally, during fiscal 1999 the Company will be contacting second tier suppliers to assess their Year 2000 readiness. Currently, the Company is unaware of any material exposures or contingencies in regards to these parties. However, the Company cannot reasonably estimate the potential impact on its financial position, results of operations or cash flows in the event these parties do not become Year 2000 capable on a timely basis.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the Euro. Between January 1, 1999 and December 31, 2001, the Euro will be used solely for non-cash transactions. During this time period, the Euro will be traded on currency exchanges and will be the basis of valuing legacy currencies. The legacy currencies will continue to be legal tender. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions, and no later than July 1, 2002, will withdraw all bills and coins denominated in the legacy currencies. The legacy currencies will then no longer be legal tender for any transactions.

The Company's European operations export the majority of its sales to countries that are Participating Countries. As the European pricing policy has historically been based on local currencies, the Company believes that as a result of the Euro conversion the uncertainty of the effect of exchange rate fluctuations will be greatly reduced. In addition, the Company's principal competitors are also located within the Participating Countries. The Company believes that the conversion to the Euro will eliminate much of the advantage or disadvantage coming from exchange rate fluctuation resulting from transactions involving legacy currencies in Participating Countries. Accordingly, competitiveness will be solely based on price, quality and service. While the Company believes the increased competitiveness based on these factors will provide the Company with a strategic advantage over smaller local companies, it cannot assess the magnitude of this impact on its operations.

The Company's Euro conversion plan provides for the invoicing of products in both local currencies and Euro beginning January 1, 1999. However, the conversion of the Company's financial reporting and information systems will not begin until the Company's 2000 fiscal year. The Company believes the Euro conversion will be completed prior to the beginning of its 2001 fiscal year and the costs related to the conversion will not be material to the Company's operating results although no assurances can be made in this regard.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholder's equity during the period from nonowner sources. Currently, changes from nonowner sources consist of net income and foreign currency translation adjustments.

In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information", effective for years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of FAS 131 will not affect results of operations or financial position, but may affect the disclosure of segment information.

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999, the Company's fiscal year 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives would be either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value would immediately be recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. Foreign currency options and forward contracts and natural offsets are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. As of October 3, 1998, a 10% decline in market price would have a negative impact of approximately $16.6 million on the value of the contracts.

Interest Rate Exposures

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company currently has interest rate swap agreements on $25.0 million of its outstanding floating-rate bank debt. The interest rate swaps assure that the Company will pay a maximum LIBOR rate of 5.53% (excluding any applicable spread required by the Senior Credit Facility) for the period ending December 2000. The following table provides information about the Company's interest rate swap agreements that are sensitive to changes in interest rates. The table presents notional amounts and interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be made under the contracts.


                                            Notional Amount Maturing in Fiscal Year              1998
                                       ---------------------------------------------------
                                           1999        2000         2001        Total         Fair Value
                                           ----        ----         ----        -----         ----------
              Interest rate swaps                            (Dollar amounts in 000's)
                  Notional amount          $    -       $    -    $  13,000    $  13,000       $     (255)
                                           $    -       $    -    $  12,000    $  12,000       $     (234)

              Average pay rate                5.31%       5.31%        5.31%
              Average receive rate            5.53%       5.53%        5.53%

Derivative Financial Instruments

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term assets and commitments. These short-term assets and commitments principally related to accounts receivable and trade payable positions and fixed asset purchase obligations. The following table provides information about the Company's foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company's financial statements. The table presents the notional amounts at the current exchange rate and contractual foreign currency exchange rates by contractual maturity dates. The tables do not include firmly committed transactions that have not been hedged or transactions that are not firmly committed even though the probability of certain transactions occurring is high.

                                                                                          1998
                                                                           1999        Fair Value
                                                                           ----        ----------
                                                                        (Dollar amounts in 000's)
                   Forward contracts to sell German mark
                     Notional amount                                    $    1,825      $      6
                     Average contract rate                                    1.65
                   Forward contracts to sell Italian lira
                     Notional amount                                    $    5,000      $   (252)
                     Average contract rate                                 1,570.9
                   Forward contracts to purchase Japanese yen
                     Notional amount                                    $      139      $    (20)
                     Average contract rate                                  134.65

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Galey & Lord, Inc.

       We have audited the accompanying consolidated balance sheets of Galey & Lord, Inc. as of October 3, 1998 and September 27, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 3, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galey & Lord, Inc. at October 3, 1998 and September 27, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Ernst & Young LLP


Greensboro, North Carolina
November 4, 1998

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands, except par value amounts)

                                     ASSETS
                                                                                       October 3,  September 27,
                                                                                          1998         1997
Current assets:
  Cash and cash equivalents ......................................................   $    19,946    $     2,277
  Trade accounts receivable, less deductions for doubtful receivables, discounts,
    returns and allowances of $8,215 in 1998 and $4,687 in 1997 ..................       183,192         80,633
  Sundry notes and accounts receivable ...........................................        12,166            206
  Inventories ....................................................................       185,497         92,517
  Income taxes receivable ........................................................         4,348          1,412
  Deferred income taxes ..........................................................        11,370           --
  Prepaid expenses and other current assets ......................................         4,339          3,894
                                                                                     -----------    -----------
       Total current assets ......................................................       420,858        180,939

Property, plant and equipment, at cost:
  Land ...........................................................................        16,632          1,529
  Buildings ......................................................................       144,129         43,654
  Machinery, fixtures and equipment ..............................................       355,138        152,001
                                                                                     -----------    -----------
                                                                                         515,899        197,184
  Less accumulated depreciation and amortization .................................       (98,334)       (67,739)
                                                                                     -----------    -----------
                                                                                         417,565        129,445

Investment in and advances to associated companies ...............................        26,327           --
Deferred charges, net ............................................................        15,148            820
Other non-current assets .........................................................         3,100           --
Intangibles, net .................................................................       155,295         37,987
                                                                                     -----------    -----------
                                                                                     $ 1,038,293    $   349,191
                                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..............................................   $     4,051    $    13,281
  Trade accounts payable .........................................................        66,098         23,488
  Accrued salaries and employee benefits .........................................        28,085          9,450
  Accrued liabilities ............................................................        39,504          3,582
  Income taxes payable ...........................................................         1,748           --
  Deferred income taxes ..........................................................          --              633
                                                                                     -----------    -----------
       Total current liabilities .................................................       139,486         50,434

Long-term debt ...................................................................       682,926        176,755
Other long-term liabilities ......................................................        26,647           --
Deferred income taxes ............................................................        61,357         17,685

Stockholders' equity:
  Common Stock-$.01 par value, authorized 25,000,000 shares; issued 12,227,391 shares in 1998 and 12,053,694 shares in 1997,
     outstanding 11,838,187 shares in 1998 and 11,664,490 shares in 1997 .........           122            121
  Contributed capital in excess of par value .....................................        38,987         35,877
  Retained earnings ..............................................................        81,861         70,566
  Less 389,204 Common Stock shares in 1998 and 1997 in treasury, at cost .........        (2,247)        (2,247)
  Foreign currency translation adjustment ........................................         9,154           --
                                                                                     -----------    -----------
       Total stockholders' equity ................................................       127,877        104,317
                                                                                     -----------    -----------
                                                                                     $ 1,038,293    $   349,191
                                                                                     ===========    ===========

           See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                         For the Years Ended
                                                                              -----------------------------------------
                                                                              October 3,   September 27,  September 28,
                                                                                1998           1997           1996
                                                                              ----------   -------------  -------------
Net sales..................................................................... 902,651       $493,362      $411,455
Cost of sales................................................................. 787,218        439,207       367,992

Gross profit.................................................................. 115,433         54,155        43,463

Selling, general and administrative expenses..................................  39,525         18,123        13,526

Amortization of goodwill......................................................   3,793          1,679         1,298
                                                                               -------        --------      --------
Operating income..............................................................  72,115         34,353        28,639

Interest expense..............................................................  47,566         12,326        11,579

Income from associated companies..............................................  (2,621)             -             -

Bridge financing interest expense.............................................   3,928              -             -

Loss on foreign currency hedges...............................................   2,745              -             -

Write-off of merger costs.....................................................       -              -         1,600
                                                                               -------        --------      --------
Income before income taxes and extraordinary item.............................  20,497         22,027        15,460

Income tax expense:
  Current.....................................................................   1,014          5,796         2,449
  Deferred....................................................................   7,664          2,554         3,533
                                                                               -------       --------      --------
                                                                                 8,678          8,350         5,982
                                                                               -------       --------      --------
Income before extraordinary item..............................................  11,819         13,677         9,478

Extraordinary loss from debt refinancing (net of income tax benefit of $332)..     524              -             -
                                                                               -------       --------      --------
Net income.................................................................... $11,295       $ 13,677      $  9,478
                                                                               =======       ========      ========
Net income per common share:

Basic:

  Average common shares outstanding...........................................  11,743         11,610        11,699

  Income per share before extraordinary item.................................. $  1.01       $   1.18      $    .81
  Extraordinary item..........................................................    (.05)             -             -
                                                                               -------       --------      --------
  Net income per common share - basic......................................... $   .96       $   1.18      $    .81
                                                                               =======       ========      ========
Diluted:

  Average common shares outstanding...........................................  12,173         11,986        11,910

  Income per share before extraordinary item.................................. $   .97       $   1.14      $    .80
  Extraordinary item..........................................................    (.04)             -             -
                                                                               -------       --------      --------
  Net income per common share - diluted....................................... $   .93       $   1.14      $    .80
                                                                               =======       ========      ========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              For the Years Ended
                                                                  ------------------------------------------
                                                                  October 3,    September 27,  September 28,
                                                                     1998           1997           1996
                                                                  ----------    -------------  -------------
Cash flows from operating activities:
   Net income....................................................  $    11,295     $  13,677     $   9,478
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation of property, plant and equipment...............       31,528        13,504        10,340
     Amortization of intangible assets...........................        3,793         1,679         1,298
     Amortization of deferred charges............................        3,622           299           221
     Deferred income taxes.......................................        7,664         2,554         3,533
     Non-cash compensation.......................................        1,180           550           258
     Loss on disposals of property, plant and equipment..........          115           147            22
     Undistributed income from associated companies..............       (2,621)            -             -
     Extraordinary loss from debt refinancing....................          524             -             -
     Other.......................................................          688             -             -
     Changes in assets and liabilities (net of acquisition):
       Accounts receivable - net.................................      (25,959)       (6,453)       12,903
       Sundry notes and accounts receivable......................        4,788           (42)            5
       Inventories...............................................      (11,690)      (15,583)        9,298
       Prepaid expenses and other current assets.................        3,445        (2,041)       (1,190)
       Other non-current assets..................................         (848)            -             -
       Trade accounts payable....................................       (1,248)        2,531         2,392
       Accrued liabilities.......................................        6,192        (1,766)       (1,532)
       Income taxes payable......................................       (2,542)       (2,527)        2,590
       Other long-term liabilities...............................        1,017             -             -
                                                                   -----------     ---------     ---------
          Total adjustments......................................       19,648        (7,148)       40,138
                                                                   -----------     ---------     ---------
     Net cash provided by (used in) operating activities.........       30,943         6,529        49,616
                                                                   -----------     ---------     ---------

Cash flows from investing activities:
   Acquisition of business - net of cash acquired................     (457,078)            -       (22,823)
   Property, plant and equipment expenditures....................      (33,784)      (36,626)      (13,524)
   Proceeds from sale of property, plant and equipment...........        5,812         1,271         1,608
   Other.........................................................        1,617          (199)          (23)
                                                                   -----------     ---------     ---------
     Net cash provided by (used in) investing activities.........     (483,433)      (35,554)      (34,762)
                                                                   -----------     ---------     ---------

Cash flows from financing activities:
   Increase/(decrease) in revolving line of credit...............      (22,900)       42,900        (1,400)
   Principal payments on long-term debt..........................     (813,983)      (15,635)      (11,588)
   Issuance of long-term debt....................................    1,323,490             -             -
   Net proceeds from issuance of Common Stock....................        1,779           534             9
   Tax benefit from exercise of stock options....................          152           107             5
   Purchase of treasury stock....................................            -          (196)       (1,984)
   Payment of bank fees and loan costs...........................      (18,719)          (64)         (465)
   Other.........................................................            -          (143)          (69)
                                                                   -----------     ---------     ---------
     Net cash provided by (used in) financing activities.........      469,819        27,503       (15,492)
   Effect of exchange rate changes on cash and cash equivalents..          340             -             -
                                                                   -----------     ---------     ---------
   Net increase (decrease) in cash and cash equivalents..........       17,669        (1,522)         (638)
   Cash and cash equivalents at beginning of period..............        2,277         3,799         4,437
                                                                   -----------     ---------     ---------
   Cash and cash equivalents at end of period....................  $    19,946     $   2,277     $   3,799
                                                                   ===========     =========     =========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                                                                            Foreign
                                                                                                            Currency
                                                    Common      Contributed     Retained       Treasury    Translation
                                                     Stock        Capital       Earnings        Stock      Adjustment      Total
                                                     -----        -------       --------        -----      ----------      -----
Balance at September 30, 1995....................   $ 119        $ 34,416      $  47,411       $   (67)    $       -    $   81,879

Issuance of 10,100 shares of Common Stock
   upon exercise of options......................       1               8              -             -             -             9
Tax benefit from exercise of stock options.......       -               5              -             -             -             5
Compensation earned related to issuance of
   stock options.................................       -             258              -             -             -           258
Purchase of 197,003 shares of Treasury Stock.....       -               -              -        (1,984)            -        (1,984)
Net income for fiscal 1996.......................       -               -          9,478             -             -         9,478
                                                    -----        --------      ---------       -------     ---------    ----------
Balance at September 28, 1996....................   $ 120        $ 34,687      $  56,889       $(2,051)    $       -    $   89,645

Issuance of 85,466 shares of Common Stock
   upon exercise of options......................       1             263              -             -             -           264
Issuance of 16,384 shares of Restricted
   Common Stock..................................       -             270              -             -             -           270
Tax benefit from exercise of stock options.......       -             107              -             -             -           107
Compensation earned related to issuance of
   stock options.................................       -             550              -             -             -           550
Purchase of 12,201 shares of Treasury Stock......       -               -              -          (196)            -          (196)
Net income for fiscal 1997.......................       -               -         13,677             -             -        13,677
                                                    -----        --------      ---------       -------     ---------    ----------
Balance at September 27, 1997....................   $ 121        $ 35,877      $  70,566       $(2,247)    $       -    $  104,317

Issuance of 166,011 shares of Common Stock
   upon exercise of options......................       1           1,638              -             -             -         1,639
Issuance of 7,686 shares of Restricted
   Common Stock..................................       -             140              -             -             -           140
Tax benefit from exercise of stock options.......       -             152              -             -             -           152
Compensation earned related to issuance                                                                            -
   of stock options..............................       -           1,180              -             -             -         1,180
Foreign currency translation adjustment..........       -               -              -             -         9,154         9,154
Net income for fiscal 1998.......................       -               -         11,295             -             -        11,295
                                                    -----        --------      ---------       -------     ---------    ----------
Balance at October 3, 1998.......................   $ 122        $ 38,987      $  81,861       $(2,247)    $   9,154    $  127,877
                                                    =====        ========      =========       =======     =========    ==========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996


NOTE A - Summary of Significant Accounting Policies

      Basis of Presentation: The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

      Cash Equivalents: The Company considers investments in marketable securities with an original maturity of three months or less to be cash equivalents.

      Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to cost the majority of domestic inventories. The cost of other inventories is determined by the first-in, first-out method.

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

      Deferred Charges: Deferred debt charges are being amortized over the lives of related debt as an adjustment to interest expense. Accumulated amortization at October 3, 1998 and September 27, 1997 was $1.3 million and $.4 million, respectively.

      Intangibles: The excess of the purchase cost over the fair value of assets acquired is being amortized over 20 to 40 years. Accumulated amortization at October 3, 1998 and September 27, 1997 was $9.2 million and $5.4 million, respectively. The Company evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life to determine whether goodwill is recoverable. The Company believes that no material impairment of goodwill existed at October 3, 1998.

      Accounting for Stock-Based Compensation: The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which require that the Company recognize expense for the fair value of stock-based compensation awarded during the year.

      Foreign Currency Translation: The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate effectively as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the consolidated statements of operations. Foreign currency transaction losses included in the consolidated statement of operations are not material.

      Derivative Financial Instruments: The Company utilizes derivative financial instruments principally to manage market risks and reduce its exposure resulting from fluctuations in foreign currency exchange rates, interest rates and raw material cotton prices. Derivative instruments include swap agreements, futures and option contracts and forward exchange and purchase contracts. Gains and losses relating to qualifying hedges are deferred and are recognized in income or as an adjustment to carrying amounts when the hedged transaction occurs. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations.

      Revenue Recognition: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE A - Summary of Significant Accounting Policies (Continued)

      Net Income Per Common Share: Net income per common share data is computed based on the average number of shares of Common Stock and Common Stock equivalents outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", ("FAS 128") which was adopted by the Company on December 27, 1997. At that time, the Company was required to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Under the new requirements for calculating diluted earnings per share, the dilutive effect of certain target stock price performance options was excluded.

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

      Reclassification: Certain prior period amounts have been reclassified to conform to current year presentation.

      Fiscal Year: The Company uses a 52-53 week fiscal year. The year ended October 3, 1998 was a 53-week year. The years ended September 27, 1997 and September 28, 1996 were 52-week years.

      Recently Issued Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholder's equity during the period from nonowner sources. Currently, changes from nonowner sources consist of net income and foreign currency translation adjustments.

       In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information", effective for years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of FAS 131 will not affect results of operations or financial position, but may affect the disclosure of segment information.

       In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999, the Company's fiscal year 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.


NOTE B - Business Acquisitions

         On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of approximately $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group, the Klopman Group

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE B - Business Acquisitions (Continued)

and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities (see Note D - Long-term Debt below). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes") to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair value of approximately $539.2 million and assumed liabilities of approximately $193.4 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $121.1 million for the excess of purchase price (including assumed liabilities) over the fair market value of the assets acquired. Goodwill is being amortized over a 40-year period. The results of operations of the Acquired Business have been included in the consolidated financial statements from the date of the Acquisition.

      The following unaudited pro forma results of operations assumes that the Acquisition had occurred at the beginning of fiscal 1998 and fiscal 1997, respectively. These pro forma results give effect to certain adjustments, including depreciation of property, plant and equipment, amortization of the cost of the Acquisition in excess of net assets acquired and interest expense resulting from the acquisition and related financing. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combination been in effect on the dates indicated or which may occur in the future.

                                                                           For the Years Ended
                                                                 --------------------------------------
                                                                 October 3, 1998     September 27, 1997
                                                                 ---------------     ------------------
                                                                   (in thousands except per share data)
  Net sales........................................................$1,065,964           $1,103,583
  Income (loss) before extraordinary item..........................$    2,927           $   (4,042)
  Income (loss) before extraordinary item per share - diluted......$      .24           $     (.34)
  Net income (loss)................................................$    2,403           $   (4,042)
  Net income (loss) per share - diluted............................$      .20           $     (.34)

         On June 7, 1996, the Company, through its subsidiary, G&L Service Company, North America, Inc. ("G&L Service Company") acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated for $22.8 million in cash including certain costs related to the acquisition (the "Mexico Acquisition"). Dimmit is composed of six manufacturing facilities located in Piedras Negras, Mexico and sews and finishes pants and shorts for the men's casual wear market. Funding for the Mexico Acquisition was provided through funds generated by operations, working capital reductions and through amendments to the Company's then existing term loan and revolving credit facility. These amendments increased the Company's borrowing capacity by $20 million. In connection with the Mexico Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with an estimated fair value of approximately $12.7 million and assumed liabilities of approximately $1.1 million. The Company has allocated the purchase price and has recorded goodwill of approximately $11.2 million for the excess of the purchase price over the fair value of the net assets acquired. The goodwill amount is being amortized over a 20-year period. The results of operations of G&L Service Company and Dimmit have been included in the consolidated financial statements from the date of the Mexico Acquisition.

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE C - Inventories

      Inventories at October 3, 1998 and September 27, 1997 are summarized as follows (in thousands):

                                                                  1998               1997
                                                                  ----               ----
      Raw materials.......................................    $   13,029            $ 2,353
      Stock in process....................................        51,244             17,885
      Produced goods......................................       125,325             75,085
      Dyes, chemicals and supplies........................        13,011              5,448
                                                              ----------            -------
      Total inventory at first-in, first-out (FIFO) cost..       202,609            100,771
      Less LIFO and other reserves........................       (17,112)            (8,254)
                                                              ----------            -------
                                                              $  185,497            $92,517
                                                              ==========            =======

Inventories valued using the LIFO method comprised approximately 71% and 97% of domestic inventories at October 3, 1998 and September 27, 1997. Inventory held at foreign locations was $41.1 million at October 3, 1998.

NOTE D - Long-term Debt

      Long-term debt consists of the following (in thousands):

                                                                  1998               1997
                                                                  ----               ----
      Senior Credit Facility:
           Revolving Credit Note..........................    $  106,500         $   151,100
           Term Loan B....................................       154,225                   -
           Term Loan C....................................       109,450                   -
           Term Loan......................................             -              31,000
      Senior Subordinated Notes...........................       298,587                   -
      Other borrowings with various rates and maturities...       18,215               7,936
                                                              ----------         -----------
                                                                 686,977             190,036
      Less Current portion................................        (4,051)            (13,281)
                                                              ----------         -----------
                                                              $  682,926         $   176,755
                                                              ==========         ===========


      At October 3, 1998, the annual maturities of the principal amounts of long-term debt were (in thousands):

      1999..........................................................   $   4,051
      2000..........................................................       3,335
      2001..........................................................       3,336
      2002..........................................................       3,370
      2003..........................................................       3,406
      Thereafter....................................................     669,479

      On February 24, 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes"). Net proceeds from the offering of $289.3 million (net of Initial Purchaser's discount and offering expenses), were used to repay (i) $275.0 million principal amount of Bridge Financing (as defined herein) borrowings under a Senior Subordinated Credit Agreement incurred to partially finance the Acquisition and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein).

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE D - Long-term Debt (Continued)

         On May 21, 1998, the Company completed an exchange offer pursuant to which it exchanged publicly registered 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes") for the Initial Notes pursuant to the terms and conditions set forth in a prospectus dated April 22, 1998 and filed as part of a Registration Statement on Form S-4 with the United States Securities and Exchange Commission which was declared effective on April 22, 1998. The terms of the Notes are identical in all material respects to those of the Initial Notes except that the Notes are freely transferable by holders and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. Interest on the Notes will be paid March 1 and September 1 of each year. The first interest payment on the Notes was made on September 1, 1998.

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

         On January 29, 1998 the Company entered into a new credit agreement (as amended, the "Senior Credit Facility") with First Union National Bank ("FUNB"), as agent and lender, and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C").

         Under the Senior Credit Facility borrowings were used to refinance the Company's prior senior credit facility with FUNB, to fund the Acquisition, to pay for certain closing costs and expenses related to the Acquisition and for general corporate and working capital purposes. Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in 24 quarterly payments of $387,500 until March 27, 2004 and, thereafter, four quarterly payments of $36,425,000 until Term Loan B's maturity on April 2, 2005 and (ii) Term Loan C is repayable in 28 quarterly payments of $275,000 until April 2, 2005 and, thereafter, four quarterly payments of $25,575,000 until Term Loan C's maturity on April 1, 2006. Under the Senior Credit Facility, the interest rate on the Company's borrowings under its revolving line of credit and term loans initially is fixed at a per annum rate, at the Company's option, of either LIBOR plus 2.25%, LIBOR plus 2.75% and LIBOR plus 3.00%, respectively, or the greater of the prime rate or the federal funds rate plus .50% plus a margin of 1.00% for revolving loans, 1.5% for Term Loan B and 1.75% for Term Loan C for at least two full fiscal quarters following the closing of the Acquisition. Thereafter, based on the terms of the Senior Credit Facility at October 3, 1998, the revolving line of credit borrowings will bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75% or 1.00%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of .75%, 1.00%, 1.25%, 1.50%, 1.75%, 2.00% or 2.25%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C will bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of .25%,
 .50%, .75%, 1.00%, 1.25% or 1.50%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 1.50%, 1.75%, 2.00%, 2.25%, 2.50% or 2.75%, based on the Company achieving certain leverage ratios or (B) with respect to Term Loan C, either (i) (a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of .50%, .75%, 1.00%, 1.25%, 1.50% or
1.75%, based on the Company achieving certainleverage ratios, or (ii) LIBOR plus a margin of 1.75%, 2.00%, 2.25%, 2.50%, 2.75%, or 3.00%, based on the Company's achieving certain leverage ratios.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE D - Long-term Debt (Continued)

      The Company's obligations under the Senior Credit Facility are secured by all of the assets (other than real property) of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

      At October 3, 1998, the Company's term loan and revolving credit borrowings were based on one and three-month market LIBOR rates averaging 5.37% and on a prime rate of 8.25%. The Company's weighted average borrowing rate on these loans at October 3, 1998 was 8.11%, which includes spreads ranging from 2.25% to 3.0% on the LIBOR borrowings and a spread of 1.0% on the prime rate borrowings.

Previous Credit Agreement

         On June 4, 1996, the Company amended its term loan and revolving credit facility with a bank group led by First Union National Bank of North America, as agent and lender. The amendment increased the Company's maximum allowable borrowings under the revolving credit facility, which expired April 30, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continued to require equal quarterly principal payments of $3 million through the term loan's expiration on March 31, 2000. The amended term loan and revolving credit facility bore interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR 1.5%, in accordance with a pricing grid based on certain financial ratios.

         On May 13, 1997, the Company amended its term loan and revolving credit facility with its bank group. The amendment modified the Company's covenants related to debt service, eliminated the covenant limiting the amount of capital expenditures to be made and permitted the Company to enter into a trade receivables securitization.

         The Company's obligations under the previous credit facility were secured by all of the Company's inventory, equipment, accounts receivable and general intangibles, and a pledge by the Company of all the outstanding capital stock of its wholly-owned domestic subsidiaries and a pledge of 65% of the outstanding capital stock of its foreign subsidiary.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE E - Financial Instruments

      The Company utilizes the following methods in determining the fair value of its financial instruments:

         Cash and cash equivalents, trade receivables and trade payables - Due to the short maturity of these instruments, the carrying value approximates fair value.

         Long-term debt - For the Company's publicly traded debt instruments, fair value is determined based on quoted market prices of those instruments. For the remaining debt instruments, management believes the carrying values approximate fair value.

         Interest rate swap agreements - The fair value of the Company's interest rate swap agreements is determined by comparing the agreements' anticipated cash flows based on current interest rates to the cash flows of a similar interest rate swap agreement which could be obtained as of October 3, 1998.

         Forward exchange contracts - The fair value of outstanding forward exchange contracts is determined based on quotes obtained from public-trading currency markets.

Publicly Traded Debt

      At October 3, 1998, the fair value of the Company's 9 1/8% Senior Subordinated Notes Due 2008 was approximately $259.5 million as compared to the carrying value of $298.6 million.

Interest Rate Swap Agreements

      The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company currently has interest rate swap agreements on $25 million of its outstanding floating-rate bank debt. The interest rate swaps assure that the Company will pay a maximum LIBOR rate of 5.53% (excluding any applicable spread required by the Senior Credit Facility) for a period ending December 2000. The amount paid or received under the swap agreements is based on the changes in actual interest rates and is recorded as an adjustment to interest expense. At October 3, 1998, the fair value of the Company's interest rate swaps was $(489,000).

Forward Exchange Contracts

      The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term assets and commitments. These short-term assets and commitments principally related to accounts receivable and trade payable positions and fixed asset purchase obligations.

      The table below summarizes by currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars. The purchased amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies and the sold amounts represent the net U.S dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year. All contracts are scheduled to be settled in fiscal year 1999. No significant forward exchange contracts existed at September 27, 1997.

                           Contractual       Contractual       Unrealized
        Currency         Value Purchases     Value Sold        Gain/(Loss)
        --------         ---------------     ----------        -----------
                                          (in thousands)
     Italian lira            $     -          $  5,000           $  (252)
     Japanese yen                139                 -               (20)
     German mark                   -             1,825                 6

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE F - Income Taxes

      Income from continuing operations before the provision of income taxes and the extraordinary item consisted of (in thousands):

                                       1998              1997              1996
                                       ----              ----              ----
          Domestic.............    $   3,786         $  20,448         $  15,388
          Foreign..............       16,711             1,579                72
                                   ---------         ---------         ---------
                                   $  20,497         $  22,027         $  15,460
                                   =========         =========         =========


      The components of income tax expense (benefit) from continuing operations before the extraordinary item are as follows (in thousands):

                                                  1998         1997        1996
                                                  ----         ----        ----
     Current tax provision:
          Federal.........................    $  (2,703)   $   4,861   $   1,939
          State...........................           (7)         731         454
          Foreign.........................        3,724          204          56
                                              ---------    ---------   ---------
     Total current tax provision..........        1,014        5,796       2,449
                                              ---------    ---------   ---------
     Deferred tax provision:
          Federal ........................        4,021        2,202       3,194
          State...........................        1,213          352         339
          Foreign.........................        2,430            -           -
                                              ---------    ---------   ---------
     Total deferred tax provision.........        7,664        2,554       3,533
                                              ---------    ---------   ---------
     Total provision for income taxes.....    $   8,678    $   8,350   $   5,982
                                              =========    =========   =========


      Following is a reconciliation of the United States statutory tax rate to the effective rate expressed as a percentage of income before income taxes and extraordinary item:

                                                            1998     1997     1996
                                                            ----     ----     ----
     Federal statutory rate..............................   35.0%    35.0%    35.0%
     State taxes, net of federal benefit.................    3.8      3.2      3.2
     Goodwill amortization...............................    3.8      0.7      0.9
     Foreign sales corporation...........................   (2.7)     -        -
     Foreign taxes in excess of federal statutory rate...    1.5      0.9      0.4
     Other...............................................    0.9     (1.9)    (0.8)
                                                            ----     ----     ----
     Effective rate......................................   42.3%    37.9%    38.7%
                                                            ====     ====     ====

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE F - Income Taxes (Continued)

         Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. At October 3, 1998 and September 27, 1997, the Company had $31.3 million and $1.5 million, respectively, of deferred income tax assets and $81.3 million and $19.8 million, respectively, of deferred income tax liabilities which have been netted for financial statement presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows (in thousands):

                                               October 3, 1998                  September 27, 1997
                                         ----------------------------     ----------------------------
                                           Current        Noncurrent        Current        Noncurrent
                                            Asset            Asset           Asset            Asset
                                         (Liability)      (Liability)     (Liability)      (Liability)
                                         -----------      -----------     -----------      -----------
     Inventory valuation..............    $  (1,684)     $        -        $  (1,947)     $        -
     Accruals and allowances..........       13,054           1,750            1,437               -
     Property, plant and equipment....            -         (67,030)               -         (16,116)
     Goodwill.........................            -          (1,965)               -          (1,592)
     Net operating loss carryforward..            -          10,792                -               -
     Postretirement benefits..........            -           3,505                -               -
     Other............................            -           2,186             (123)             23
     Valuation allowance..............            -         (10,595)               -               -
                                         -----------     -----------       ----------     -----------
       Total..........................    $  11,370      $  (61,357)       $    (633)     $  (17,685)
                                         ===========     ===========       ==========     ===========

         The Company has foreign income tax loss carryforwards from the Acquired Business of approximately $29.9 million expiring in years 1999 through 2001. Statement of Financial Accounting Standards No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax asset will not be realized. During 1998, a valuation allowance of $10.6 million attributable to foreign deferred income tax assets was established against the acquired loss carryforward and any future benefit derived from such carryforwards will be credited to goodwill.

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $10.6 million at October 3, 1998. The foreign undistributed earnings are either permanently reinvested or distribution will not result in incremental U.S. taxes. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.

NOTE G - Supplemental Cash Flow Information

      Cash paid (received) for interest and income taxes is as follows (in thousands):

                                   1998              1997               1996
                                   ----              ----               ----
     Interest...............    $  31,328          $  11,213          $  12,137
     Income taxes...........    $   1,044          $   8,287          $     (70)

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE H - Benefit Plans

      Defined Benefit Pension Plans

      The Company and its U.S. subsidiaries sponsor noncontributory defined benefit pension plans covering substantially all domestic employees. The plans provide retirement benefits for all qualified salaried employees and qualified non-union wage employees based generally on years of service and average compensation. Retirement benefits for qualified union wage employees are based generally on a flat dollar amount for each year of service. The Company's funding policy is to contribute annually the amount recommended by the plan's actuary. Plan assets, which consist of common stocks, bonds and cash equivalents, are maintained in trust accounts.

      The Company also has a nonqualified, unfunded supplementary retirement plan under which the Company will pay supplemental pension benefits to key executives in addition to the amount participants will receive under the Company's retirement plan. The annual cost of this plan has been included in the determination of the net periodic pension cost shown below and amounted to $307,240, $241,025 and $179,500 for 1998, 1997 and 1996, respectively.

      The following sets forth the funded status of the plans at October 3, 1998 and September 27, 1997 (in thousands):

      Actuarial Present Value of Benefit Obligations:

                                                                              Defined Benefit Plan           Supplemental Plan
                                                                            ----------------------         --------------------
                                                                              1998           1997            1998          1997
                                                                              ----           ----            ----          ----
     Accumulated benefit obligation, including vested
         benefits of $49,465, $18,142, $729 and $493, respectively......    $ 51,105      $ 19,836         $   729        $  493
                                                                            ========      ========         =======        ======
     Projected benefit obligation for service rendered to date..........    $ 60,496      $ 23,911         $ 1,782        $1,195
     Less plan assets at fair value.....................................      56,699        23,074               -             -
                                                                            --------      --------         -------        ------
     Projected benefit obligation in excess of plan assets..............       3,797           837           1,782         1,195
     Unrecognized prior service cost....................................       1,134         1,221            (165)         (188)
     Unrecognized net loss..............................................      (6,111)       (2,203)           (631)         (328)
                                                                            --------      --------         -------        ------
     Pension liability (asset) recognized in the balance sheet..........    $ (1,180)     $   (145)        $   986        $  679
                                                                            ========      ========         =======        ======

      Net pension cost for the plans for the years ended October 3, 1998, September 27, 1997 and September 28, 1996 included the following components (in thousands):

                                                               1998         1997         1996
                                                               ----         ----         ----
     Service cost - benefits earned during the period...      $4,842     $  3,217     $  3,227
     Interest cost on projected benefit obligation......       3,315        1,558        1,470
     Return on assets...................................        (674)      (3,789)      (1,258)
     Net amortization and deferral......................      (3,031)       2,178         (257)
     Net periodic pension cost..........................      $4,452     $  3,164     $  3,182

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE H - Benefit Plans (Continued)

      The projected benefit obligation for both plans at October 3, 1998 and September 27, 1997 was determined using assumed discount rates of 6.95% and 7.5%, respectively. The assumed long-term rate of increase in compensation was 5.5% for all years presented, and the assumed long-term rate of return on plan assets was 8.5% for 1998 and 1997 and 9% for 1996.

      Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), the Company has given the PBGC a first priority lien of $10 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more pension plans are terminated.

Defined Contribution Plans

      The Company has various retirement savings and profit sharing plans covering qualified U.S. employees. The plans include a provision which allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. Certain plans provide for the Company to make a guaranteed match of the employee's contributions while all plans allow the Company to also make discretionary profit-sharing contributions. The Company contributions for 1998, 1997 and 1996 were approximately $3.1 million, $1.7 million and $1.6 million, respectively.

      In addition, the Company provides life and health benefits to substantially all U.S. employees. Employees contribute a fixed amount weekly or monthly as set forth in the plan with the balance paid by the Company. The Company contributions for 1998, 1997 and 1996 were approximately $13.8 million, $6.3 million, and $8.4 million, respectively.

Deferred Compensation Plan

      The Company has a nonqualified, unfunded deferred compensation plan which provides certain key executives with a deferred compensation award which will earn interest at the United States Treasury Bill rate. The award, which is based on the year's operating results, was $307,000, $344,000 and $247,000 for 1998, 1997 and 1996, respectively. The plan participants will be vested in the awards upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination subject to certain limitations, upon permanent and total disability or death, whichever occurs first. In the event of retirement or disability, any unpaid deferred awards will be paid on the normal five-year maturity schedule. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant's estate or pay the award on the normal five-year maturity schedule.

      Foreign Employee Plans

      A significant number of the Company's European employees participate in a government mandated deferred compensation plan. This plan provides benefits to employees upon termination of service with the Company. Employees accrue benefits under the plan based on compensation levels and length of service. Accrued benefits are adjusted upward annually for interest earned on accumulated balances and cost of living increases. Approximately $1.5 million has been recognized as expense related to the plan in the accompanying statements of operations for the year ended October 3, 1998. A liability of approximately $12.3 million is included within other long-term liabilities in the Company's consolidated balance sheets as of October 3, 1998, to provide for payment of accrued benefits under the plan. Employees are 100% vested in the benefits accrued.

      Many of the Company's European employees participate in government sponsored healthcare and pension plans. Annually, the Company and its employees contribute an amount equal to approximately 45% (35% by the Company; 10% by the employees) of the Company's gross salaries and wages to the government for administration of these plans and other social programs. For the year ended October 3, 1998, the Company's portion of the funding totaled $4.8 million.

      The Company's Canadian employees participate in a government sponsored pension plan. The plan requires contributions from the employer and the employee. The Company's required contributions paid for the year ended October 3, 1998, totaled approximately $0.4 million. The Company's qualified Canadian employees also are eligible to participate in various retirement savings plans. The plans provide for voluntary pre-tax contributions from employees and guaranteed Company contributions ranging from 2% to 10% of an employee's annual salary. Contributions made to these plans for the year ended October 3, 1998 were $0.4 million.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE I - Postretirement Benefits Other Than Pensions

         The Company provides health care and life insurance benefits to certain retired employees and their dependents. The plans are unfunded and approved claims are paid by the Company. The Company's cost is partially offset by retiree premium contributions.

      The following sets forth the funded status of the plans at October 3, 1998 (in thousands):

      Accumulated postretirement benefit obligation for:
           Retired participants....................................   $    2,261
           Fully eligible participants.............................        1,574
           Other active employees..................................        5,188
                                                                      ----------
                                                                           9,023
      Unrecognized net loss........................................           81
                                                                      ----------
      Postretirement liability recognized in the balance sheet.....   $    9,104
                                                                      ==========

      Net pension cost for the plans for the year ended October 3, 1998 included the following components (in thousands):

      Service cost - benefits earned during the period.........      $  227
      Interest cost on projected benefit obligation............         415
                                                                     ------
      Net periodic postretirement benefit cost.................      $  642
                                                                     ======

         The assumed health care cost trend rate was 10% for 1998, decreasing to 5% by the year 2003 and remaining at that level thereafter. The discount rate was 6.95% at October 3, 1998. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $866,000.

NOTE J - Commitments and Contingencies

      Future minimum commitments for operating leases at October 3, 1998 are as follows (in thousands):

     1999..................................................      $     8,046
     2000..................................................            5,759
     2001..................................................            4,627
     2002..................................................            3,735
     2003..................................................            1,681
     Thereafter............................................              929
                                                                 -----------
     Total minimum lease payments..........................      $    24,777
                                                                 ===========

         Approximately 15.4% of minimum lease payments on operating leases pertain to real estate as of October 3, 1998. The remainder covers a variety of machinery and equipment. Rental expense for all operating leases was approximately $9.1 million, $5.5 million and $4.3 million in 1998, 1997 and 1996, respectively.

      The Company is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is Management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE K - Stockholders' Equity

      The authorized capital stock of the Company consists of (i) 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,838,187 shares are outstanding at October 3, 1998, (ii) 5,000,000 shares of Nonvoting Common Stock, par value $.01 per share, none of which is issued or outstanding, and (iii) 5,000,000 shares of Preferred Stock, par value $.01 per share, none of which is issued or outstanding.

      The Company has a Stock Option Plan (the "Plan") authorizing the granting of qualified and non-qualified stock options to officers, directors, consultants and key employees of the Company. Effective February 11, 1997, the Plan was amended to increase the number of shares of Company common stock available for issuance from 1.6 million to 1.85 million. Options may be granted through the plan's expiration in February 1999 at an exercise price of not less than fair market value. Currently, the Company has both fixed stock options and target stock price performance options outstanding under the Plan. As of October 3, 1998, the Company had 118,664 shares available for the issuance of stock options under the Plan.

Fixed Stock Options

      The exercise price of each fixed option granted is equal to the market price of the Company's Common Stock on the date of grant with a maximum term of 10 years. Options granted to directors vest 12 months from the date of grant while options granted to certain management employees vest 20% each year over a five-year period from the date of grant.

         The fair value of each option granted after September 30, 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996: expected dividend yield of 0% for all years; expected volatility of 34% for all years; weighted average risk-free interest rate of 5.45%, 6.17% and 6.55%, respectively; and expected lives of 5 years for 1998 and 1997 and 5 to 7 years for 1996.

         A summary of the status of the Company's fixed stock options as of October 3, 1998, September 27, 1997 and September 28, 1996 and changes during the years are presented below:

                                                  1998                             1997                           1996
                                      -----------------------------   ------------------------------    ---------------------------
                                                                                                                        Weighted
                                      Number of    Weighted Average   Number of     Weighted Average    Number of        Average
                                        Shares       Exercise Price      Shares       Exercise Price      Shares     Exercise Price
                                      ---------    ----------------   ---------     ----------------    ---------    --------------
Outstanding, beginning of year........  582,560        $   9.22          682,210       $     8.61          715,310       $   8.80
Granted...............................    6,500           18.12            4,500            16.46           14,500          10.10
Exercised.............................  (80,611)           8.05          (84,800)            3.00          (10,100)           .93
Forfeited or Canceled.................   (5,200)          13.68          (19,350)           16.48          (37,500)         15.00
                                        -------                          -------                           -------
Outstanding, end of year..............  503,249        $   9.48          582,560        $    9.22          682,210       $   8.61
                                        =======        ========          =======        =========          =======       ========

Options exercisable at year-end.......  450,349                          496,060                           559,860
                                        =======                          =======                           =======
Weighted average fair value of
    options granted during the year
    calculated using modified Black-
    Scholes model.....................    $7.12                            $5.75                             $4.76

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE K - Stockholders' Equity (Continued)

         The following table summarizes information about fixed stock options outstanding at October 3, 1998:

                                                                                                     Options Exercisable
                                                                                              -----------------------------------
                              Number             Weighted Avg.                                  Number
       Range of             Outstanding            Remaining             Weighted Avg.        Exercisable          Weighted Avg.
   Exercise Prices          at 10/3/98          Contractual Life        Exercise Price        at 10/3/98           Exercise Price
   ---------------          ----------          ----------------        --------------        ----------           --------------
        $0.43                  25,200                 0.5 Yrs.             $ 0.43                25,200                $ 0.43
         0.93                  12,000                 1.6                    0.93                12,000                  0.93
         1.75                  66,700                 1.8                    1.75                66,700                  1.75
    9.38 to 14.00             323,900                 4.0                   10.67               301,300                 10.63
    14.25 to 18.31             75,449                 6.4                   15.58                45,149                 15.46
    -----    -----             ------                 ---                   -----                ------                 -----
    $0.43 to 18.31            503,249                 3.9                  $ 9.48               450,349                $ 8.97

         Target Stock Price Performance Options

      The exercise price of each target stock price performance option granted is equal to the market price of the Company's common stock on the date of grant and vests as the Company's common stock price achieves certain pre-established targets, ranging from $15 to $30, which were set on the date of grant. All options which have not vested within five years of the date of grant will expire. All options which have vested within such time expire ten years from the date of grant.

      The fair value of each option granted was estimated on the date of grant using a modified Black-Scholes option-pricing model which, in addition to the required inputs, takes into consideration the target stock price (or barrier) which must be attained. The following assumptions were incorporated into the model for options granted in 1998, 1997 and 1996: weighted average risk-free interest rate of 5.53%, 5.84% and 6.57%, respectively; expected dividend yield of 0% for all years; expected lives ranging from 1.42 months to 2.17 years, 2.25 to 4.25 years and 2 to 5.5 years, respectively; and volatility of 34% for all years.

      A summary of the status of the Company's target stock price performance options as of October 3, 1998, September 27, 1997 and September 28, 1996 and changes during the year is presented below:

                                                    1998                             1997                          1996
                                       -----------------------------    -----------------------------    ---------------------------
                                                                                                                         Weighted
                                       Number of    Weighted Average    Number of    Weighted Average    Number of        Average
                                         Shares       Exercise Price      Shares       Exercise Price      Shares     Exercise Price
                                         ------       --------------      ------       --------------      ------     --------------
Outstanding, beginning of year........   522,334        $10.64            475,000          $10.38                -              -
Granted...............................    71,000         16.38             48,000           13.25          475,000          $10.38
Exercised.............................   (85,400)        11.61               (666)          13.25                -              -
Forfeited or Canceled.................      (834)        13.25                  -              -                 -              -
                                         -------        ------            -------          ------          -------          ------
Outstanding, end of year..............   507,100        $11.27            522,334          $10.64          475,000          $10.38
                                         =======        ======            =======          ======          =======          ======
Options exercisable at year-end.......   492,100                          221,654                                -
                                         =======        ======            =======          ======          =======          ======
Weighted average fair value of
    options granted during the year
    calculated using modified Black-
    Scholes model.....................     $3.53                            $4.00                            $3.05

      As of October 3, 1998, the 507,100 target stock price performance options outstanding under the Plan have a weighted- average remaining contractual life of 7.7 years assuming all options vest.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE L - Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                         1998          1997          1996
                                                         ----          ----          ----
  Numerator:
      Income before extraordinary item................$  11,819    $   13,677    $    9,478
      Extraordinary loss..............................      524             -             -
                                                      ---------    ----------    ----------
      Net income......................................$  11,295    $   13,677    $    9,478
                                                      =========    ==========    ==========
  Denominator:
      Denominator for basic earnings per share -
        weighted average shares.......................   11,743        11,610        11,699
      Effect of dilutive securities:
        Stock options.................................      430           376           211
                                                      ---------    ----------    ----------
      Diluted potential common shares denominator
        for diluted earnings per share - adjusted
        weighted average shares and assumed
        exercises.....................................   12,173        11,986        11,910
                                                      =========    ==========    ==========

NOTE M - Major Customer

      Apparel fabrics had sales to Levi Strauss and related companies which comprised 19.4%, 21.6% and 17.4% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively.

NOTE N - Concentration of Credit Risk

         The Company manufactures and sells textile products to companies located worldwide which are predominantly in the apparel and home fabrics industries. The Company performs periodic credit evaluations of its customers' financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. At October 3, 1998, all trade accounts receivable are from customers in the apparel and home furnishings industry. Receivables generally are due within 60 days, and credit losses have consistently been within management's expectations, other than credit losses resulting from one Home Fashion Fabrics customer which filed for bankruptcy protection during the June quarter 1997. All credit losses are provided for in the financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE O - Segment Information

      The Company's operations are classified into two business segments, apparel fabrics and home fabrics. The apparel fabrics segment sells to clothing manufacturers worldwide and consists of woven fabrics, G&L Service Company, Swift Denim and Klopman. The home fabrics segment produces fabrics for the domestic home furnishing trade through the Home Fashion Fabrics Division.

      Information about the Company's operations in its different industry segments for the past three years is as follows (in thousands) (see Note A).

                                                                 1998                 1997                 1996
                                                                 ----                 ----                 ----
      Net Sales
          Apparel fabrics                                    $    856,547          $  456,597           $  364,157
          Home fabrics                                             46,104              36,765               47,298
                                                             ------------          ----------           ----------
          Consolidated                                       $    902,651          $  493,362           $  411,455
                                                             ============          ==========           ==========
      Operating Income
          Apparel fabrics                                    $     69,280          $   36,837           $   29,924
          Home fabrics                                              2,835              (2,484)              (1,285)
                                                             ------------          ----------           ----------
          Consolidated                                             72,115              34,353               28,639
      Interest expense                                             47,566              12,326               11,579
      Income from associated companies                             (2,621)                  -                    -
      Bridge financing interest expense                             3,928                   -                    -
      Loss on foreign currency hedges                               2,745                   -                    -
      Write-off of merger costs                                         -                   -                1,600
                                                             ------------          ----------           ----------
      Income before income taxes and extraordinary loss      $     20,497          $   22,027           $   15,460
                                                             ============          ==========           ==========
      Identifiable Assets
          Apparel fabrics                                    $    939,622          $  279,307           $  225,247
          Home fabrics                                             61,606              65,885               75,148
          Corporate (including cash and income tax assets)         37,065               3,999                4,481
                                                             ------------          ----------           ----------
          Consolidated                                       $  1,038,293          $  349,191           $  304,876
                                                             ============          ==========           ==========
      Depreciation and Amortization
          Apparel fabrics                                    $     35,601          $   12,129           $    8,666
          Home fabrics                                              3,342               3,353                3,193
                                                             ------------          ----------           ----------
          Consolidated                                       $     38,943          $   15,482           $   11,859
                                                             ============          ==========           ==========
      Capital Expenditures
          Apparel fabrics                                    $     33,579          $   35,871           $   11,259
          Home fabrics                                                205                 755                2,265
                                                             ------------          ----------           ----------
          Consolidated                                       $     33,784          $   36,626           $   13,524
                                                             ============          ==========           ==========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE O - Segment Information (Continued)

         Geographical Segment Information:

                                                                       1998                 1997                 1996
                                                                       ----                 ----                 ----
      Net Sales
          United States                                            $    756,762          $  493,362           $  411,455
          Europe                                                         97,813                   -                    -
          Canada                                                         48,076                   -                    -
          Other                                                               -                   -                    -
                                                                   ------------          ----------           ----------
          Consolidated                                             $    902,651          $  493,362           $  411,455
                                                                   ============         ============         ============
      Operating Income
          United States                                            $     58,248         $     34,163         $     28,589
          Europe                                                          5,245                    -                    -
          Canada                                                          8,215                    -                    -
          Other                                                             407                  190                   50
                                                                   ------------          ----------           ----------
          Consolidated                                                   72,115               34,353               28,639
      Interest expense                                                   47,566               12,326               11,579
      Income from associated companies                                   (2,621)                   -                    -
      Bridge financing interest expense                                   3,928                    -                    -
      Loss on foreign currency hedges                                     2,745                    -                    -
      Write-off of merger costs                                               -                    -                1,600
                                                                   ------------          ----------           ----------
      Income before income taxes and extraordinary loss            $     20,497         $     22,027         $      8,742
                                                                   ============         ============         ============
      Identifiable Assets
          United States                                            $    786,248         $    347,990         $    304,293
          Europe                                                        173,316                    -                    -
          Canada                                                         70,004                    -                    -
          Other                                                           8,725                1,201                  583
                                                                   ------------          ----------           ----------
          Consolidated                                             $  1,038,293         $    349,191         $    304,876
                                                                   ============         ============         ============
      Depreciation and Amortization
          United States                                            $     31,948         $     15,446         $     11,849
          Europe                                                          4,305                    -                    -
          Canada                                                          2,621                    -                    -
          Other                                                              69                   36                   10
                                                                   ------------          ----------           ----------
          Consolidated                                             $     38,943         $     15,482         $     11,859
                                                                   ============         ============         ============
      Capital Expenditures
          United States                                            $     29,040         $     36,258         $     13,101
          Europe                                                          2,766                    -                    -
          Canada                                                          1,928                    -                    -
          Other                                                              50                  368                  423
                                                                   ------------          ----------           ----------
          Consolidated                                             $     33,784         $     36,626         $     13,524
                                                                   ============         ============         ============

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE P - Investments in and Advances to Associated Companies

         At October 3, 1998, investments in and advances to associated companies were $26.3 million, representing several 50% joint venture interests. Included in the investments in and advances to associated companies are secured loans to Swift Europe of $5.7 million. The secured loans outstanding at October 3, 1998 bear interest at rates between 5% and 8% and are payable in installments through 2009.

         The excess of the Company's investment over its equity in the underlying net assets of its joint venture interests is approximately $12.3 million (net of accumulated amortization of $.4 million) and is being amortized on a straight-line basis over 20 years as a component of the equity in earnings of unconsolidated associated companies. The following table presents condensed balance sheet and income statement information as of October 3, 1998 and for the eight months ended October 3, 1998. The financial information has been derived from statutory financial statements and has been adjusted to conform to U.S. generally accepted accounting principles.


                                                           In thousands
       Selected Balance Sheet Data:
           Current assets                                $       33,764
           Noncurrent assets                                     11,998
           Current liabilities                                   32,446
           Noncurrent liabilities                                10,668
           Stockholders' equity                                   2,648
       Selected Income Statement Data:
           Net sales                                     $       40,901
           Gross profit                                          16,333
           Operating income                                       6,880
           Net income                                    $        6,246

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE Q - Quarterly Results of Operations (Unaudited)

      The Company's unaudited consolidated results of operations are presented below (in thousands except per share data):

                                                                                        Fiscal 1998 Quarters
                                                                   ------------------------------------------------------------
                                                                    December           March            June          September
                                                                   ----------       ----------       ----------      ----------
Net sales......................................................    $  127,147       $  237,645       $  275,296      $  262,563
Cost of sales..................................................       117,351          203,529          238,034         228,304
                                                                   ----------       ----------       ----------      ----------
Gross profit...................................................         9,796           34,116           37,262          34,259
Income tax expense (benefit)...................................          (526)           3,199            3,457           2,548
Income (loss) before extraordinary loss........................          (110)           4,096            4,721           3,112
Extraordinary loss from debt refinancing.......................          (524)               -                -               -
Net income (loss)..............................................    $     (634)      $    4,096       $    4,721      $    3,112
                                                                   ==========       ==========       ==========       ========
Per share data - basic:
Average common shares outstanding..............................        11,664           11,682           11,781          11,833
Income (loss) before extraordinary loss........................          (.01)             .35              .40            .26
Net income (loss) - basic......................................    $     (.05)      $      .35       $      .40       $    .26
                                                                   ==========       ==========       ==========       ========
Per share data - diluted:
Average common shares outstanding..............................        12,036           12,088           12,368          12,011
Income (loss) before extraordinary loss........................          (.01)             .34              .38            .26
Net income (loss) - diluted....................................    $     (.05)      $      .34       $      .38       $    .26
                                                                   ==========       ==========       ==========       ========

                                                                                        Fiscal 1997 Quarters
                                                                   ------------------------------------------------------------
                                                                    December           March            June          September
                                                                   ----------       ----------       ----------      ----------
Net sales......................................................    $  110,928       $  129,429       $  135,113        $117,892
Cost of sales..................................................        98,360          115,567          118,839         106,441
                                                                   ----------       ----------       ----------      ----------
Gross profit...................................................        12,568           13,862           16,274          11,451
Income tax expense ............................................         2,215            2,398            2,599           1,138
Net income ....................................................    $    3,522       $    3,800       $    4,184      $    2,171
                                                                   ==========       ==========       ==========       =========
Per share data - basic:
Average common shares outstanding..............................        11,576           11,598           11,625          11,642
Net income - basic.............................................    $      .30       $      .33       $      .36       $     .19
                                                                   ==========       ==========       ==========       =========
Per share data - diluted:
Average common shares outstanding..............................        11,839           12,006           12,004          12,031
Net income - diluted...........................................    $      .30       $      .32       $      .35       $     .18
                                                                   ==========       ==========       ==========       =========


The quarter ended October 3, 1998 was a 14-week period. All other quarters presented are 13-week periods.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE R - Supplemental Condensed Consolidating Financial Information

         The following summarizes condensed consolidating financial information for the Company, segregating Galey & Lord, Inc. (the "Parent") and subsidiaries that are guarantors of the Notes ("Guarantor Subsidiaries") from subsidiaries that are not guarantors of the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company and guarantees are full, unconditional and joint and several. Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

                                                                                October 3, 1998
                                               ------------------------------------------------------------------------------------
                                                                                (in thousands)
                                                               Guarantor       Non-Guarantor
Financial Position                              Parent        Subsidiaries      Subsidiaries       Eliminations     Consolidated
------------------                              ------        ------------      ------------       ------------     ------------
Current assets:
    Trade accounts receivable                   $        -    $   137,220       $    45,972       $         -       $   183,192
    Inventories                                          -        145,128            41,355              (986)          185,497
    Other current assets                             4,886         58,569            25,755           (37,041)           52,169
                                                ----------    -----------       -----------       -----------       -----------
       Total current assets                          4,886        340,917           113,082           (38,027)          420,858

Property, plant and equipment, net                       -        297,625           119,940                 -           417,565

Intangibles, net                                         -        155,295                 -                 -           155,295
Investments in subsidiaries and other assets       831,769          1,376            56,710          (845,280)           44,575
                                                ----------    -----------       -----------       -----------       -----------
                                                $  836,655    $   795,213       $   289,732       $  (883,307)      $ 1,038,293
                                                ==========    ===========       ===========       ===========       ===========
Current liabilities:
    Trade accounts payable                      $      675    $    40,329       $    25,094       $         -       $    66,098
    Accrued liabilities                             19,729         27,068            20,114               678            67,589
    Other current liabilities                       14,474         19,497            27,605           (55,777)            5,799
                                                ----------    -----------       -----------       -----------       -----------
       Total current liabilities                    34,878         86,894            72,813           (55,099)          139,486

Long-term debt                                     666,112        587,719            19,995          (590,900)          682,926
Other non-current liabilities                        7,788         65,460            18,651            (3,895)           88,004

Stockholders' equity                               127,877         55,140           178,273          (233,413)          127,877
                                                ----------    -----------       -----------       -----------       -----------
                                                $  836,655    $   795,213       $   289,732       $  (883,307)      $ 1,038,293
                                                ==========    ===========       ===========       ===========       ===========

                                                                      For the year ended October 3, 1998
                                               ------------------------------------------------------------------------------------
                                                                                (in thousands)
                                                               Guarantor        Non-Guarantor
Results of Operations                           Parent        Subsidiaries      Subsidiaries       Eliminations     Consolidated
---------------------                           ------        ------------      ------------       ------------     ------------
Sales                                          $         -    $   766,641       $   175,084        $   (39,074)     $   902,651

Gross profit                                             -         90,674            24,749                 10          115,433

Operating income (loss)                               (222)        58,470            13,944                (77)          72,115

Interest expense, income taxes and other, net        2,240         58,122             5,544             (5,086)          60,820

Net income (loss)                              $    (2,462)   $       348       $     8,400        $     5,009      $    11,295

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           October 3, 1998, September 27, 1997 and September 28, 1996

NOTE R - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                  For the year ended October 3, 1998
                                                   ---------------------------------------------------------------
                                                                           (in thousands)
                                                                      Guarantor     Non-Guarantor
Cash Flows                                            Parent        Subsidiaries     Subsidiaries     Consolidated
----------                                            ------        ------------     ------------     ------------
Cash provided by (used in) operating activities    $     9,126      $     3,704      $    18,113      $    30,943

Cash provided by (used in) investing activities       (466,877)         (26,780)          10,224         (483,433)

Cash provided by (used in) financing activities        457,863           29,180          (17,224)         469,819

Effect of exchange rate change on cash and cash
    equivalents                                              -                -              340              340
                                                   -----------      -----------      -----------      -----------

Net change in cash and cash equivalents                    112            6,104           11,453           17,669

Cash and cash equivalents at beginning of period             2            2,222               53            2,277
                                                   -----------      -----------      -----------      -----------

Cash and cash equivalents at end of period         $       114      $     8,326      $    11,506      $    19,946
                                                   ===========      ===========      ===========      ===========

                         INDEPENDENT AUDITORS' REPORT

To Boards of Directors and Stockholders of Galey & Lord, Inc. and Polymer Group, Inc.

     We have audited the accompanying combined balance sheets of the Apparel Fabrics Business of Dominion Textile Inc. (the "Business") as of June 30, 1996 and 1997, and the related combined statements of income and deficit and cash flows for the years ended June 30, 1995, 1996 and 1997. These financial statements are the responsibility of the Business' management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of Swift Textiles Europe Limited, the Business' investment which is accounted for using the equity method. The Business' equity of $3.2 million and $2.8 million in the Swift Textiles Europe Limited net assets at June 30, 1996 and 1997, respectively, and of $6.3 million, $8.3 million and $7.4 million in the net income for the years ended June 30, 1995, 1996 and 1997, respectively are included in the accompanying combined financial statements. The financial statements of Swift Textiles Europe Limited were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, such combined financial statements present fairly, in all material respects, the combined financial position of the Business as of June 30, 1996 and 1997, and the combined results of its operations and its cash flows for the years ended June 30, 1995, 1996 and 1997, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying combined financial statements have been prepared from the separate records maintained by the Business and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Business had been operated as a separate entity for all periods presented. Portions of certain income, expenses, assets and liabilities represent allocations made from Dominion Textile Inc.'s headquarters, as explained in the basis of presentation.


DELOITTE & TOUCHE

Chartered Accountants
January 29, 1998

                           APPAREL FABRICS BUSINESS


                   COMBINED STATEMENTS OF INCOME AND DEFICIT



                                                                                  For the Years Ended
                                                               ---------------------------------------------------------
                                                                    June 30,            June 30,            June 30,
                                                                      1995                1996                1997
                                                               -----------------   -----------------   -----------------
Sales ......................................................    $  633,690,769      $  650,862,549      $  610,573,010
Cost of goods sold .........................................       529,723,906         577,238,622         552,669,567
Restructuring charges (Note 1) .............................                --           3,558,000          17,816,145
                                                                --------------      --------------      --------------
Gross profit ...............................................       103,966,863          70,065,927          40,087,298
                                                                --------------      --------------      --------------
Selling expenses ...........................................        20,267,232          23,024,674          20,265,482
Administrative expenses ....................................        32,183,500          32,745,972          32,046,918
Goodwill amortization ......................................         1,990,263           1,991,969           1,988,145
                                                                --------------      --------------      --------------
                                                                    54,440,995          57,762,615          54,300,545
                                                                --------------      --------------      --------------
Operating income (loss) ....................................        49,525,868          12,303,312         (14,213,247)
Interest expense, net ......................................       (28,732,689)        (18,736,557)        (17,412,760)
Share in net income of associated companies ................         6,308,424           8,325,611           7,409,584
Other expense, net (Note 2) ................................        (1,497,313)           (711,651)            (73,495)
                                                                --------------      --------------      --------------
Income (loss) before provision for (recovery of) income
  taxes ....................................................        25,604,290           1,180,715         (24,289,918)
Provision for (recovery of) income taxes (Note 3) ..........         6,577,499          (3,587,550)        (10,183,601)
                                                                --------------      --------------      --------------
Net income (loss) before extraordinary loss ................        19,026,791           4,768,265         (14,106,317)
Extraordinary loss on early extinguishment of debt .........                --          (2,223,007)                 --
                                                                --------------      --------------      --------------
Net income (loss) ..........................................        19,026,791           2,545,258         (14,106,317)
                                                                --------------      --------------      --------------
Deficit, at beginning ......................................      (137,499,011)       (118,472,220)       (115,926,962)
                                                                --------------      --------------      --------------
Deficit, at end ............................................      (118,472,220)       (115,926,962)       (130,033,279)
                                                                ==============      ==============      ==============

                See notes to the combined financial statements.

                           APPAREL FABRICS BUSINESS


                            COMBINED BALANCE SHEETS




                                                                                June 30,            June 30,
                                                                                  1996                1997
                                                                           -----------------   -----------------
Assets
Current assets
 Cash and cash equivalents .............................................    $   17,696,400      $   36,797,072
 Receivables
   Trade, net of allowance for doubtful accounts of $2,214,213
    (1996 -- $2,423,183) ...............................................       124,535,410         118,459,831
   Other ...............................................................         9,763,297          17,987,082
 Inventories (Note 4) ..................................................        93,141,222          84,972,495
 Other current assets ..................................................        24,487,994          11,392,840
                                                                            --------------      --------------
                                                                               269,624,323         269,609,320
Investments and advances (Note 5) ......................................         8,136,681           6,576,251
Property, plant and equipment, net (Note 6) ............................       273,060,797         244,025,312
Intangible assets, net (Note 7) ........................................        64,783,364          62,213,219
Other assets (Note 8) ..................................................        17,346,872           8,688,738
                                                                            --------------      --------------
Total assets ...........................................................       632,952,037         591,112,840
                                                                            ==============      ==============
Liabilities and stockholders' equity
Current liabilities
 Accounts payable ......................................................        31,580,971          32,999,742
 Payroll, related taxes and other employee related liabilities .........        19,053,253          15,951,978
 Other accrued liabilities .............................................        22,544,038          37,578,824
 Interest payable ......................................................         5,933,779           5,656,732
 Income taxes payable ..................................................         4,623,042           4,320,246
 Long-term debt due within one year (Note 9) ...........................           916,297           1,535,908
                                                                            --------------      --------------
                                                                                84,651,380          98,043,430
Long-term debt (Note 9) ................................................       247,897,323         197,971,915
Deferred income taxes (Note 3) .........................................        41,245,274          30,291,948
Other non-current liabilities ..........................................        47,520,476          43,293,000
                                                                            --------------      --------------
Total liabilities ......................................................       421,314,453         369,600,293
                                                                            --------------      --------------
Stockholders' equity
 Additional paid-in capital ............................................       334,205,229         370,598,557
 Deficit ...............................................................      (115,926,962)       (130,033,279)
 Cumulative translation adjustment (Note 11) ...........................        (6,640,683)        (19,052,731)
                                                                            --------------      --------------
Total stockholders' equity .............................................       211,637,584         221,512,547
                                                                            --------------      --------------
Total liabilities and stockholders' equity .............................       632,952,037         591,112,840
                                                                            ==============      ==============

                See notes to the combined financial statements.

                           APPAREL FABRICS BUSINESS


                       COMBINED STATEMENTS OF CASH FLOWS




                                                                                  For the Years Ended
                                                                --------------------------------------------------------
                                                                    June 30,            June 30,            June 30,
                                                                      1995                1996                1997
                                                                ----------------   -----------------   -----------------
Operating activities
Net income (loss) ...........................................    $   19,026,791     $    2,545,258       $ (14,106,317)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Extraordinary loss on early extinguishment of debt .....                --          2,223,007                  --
     Depreciation and amortization ..........................        32,142,141         34,402,833          35,471,104
     Deferred income taxes ..................................        (5,467,126)          (457,006)        (10,953,325)
     Loss on disposal of property, plant and equipment ......         2,048,236          3,238,143           2,454,532
     Share in net income of associated companies ............        (6,308,424)        (8,325,611)         (7,409,584)
     Dividends received from associated companies ...........         7,105,000          9,283,126           7,621,617
Changes in assets and liabilities:
  Receivables, net ..........................................        (8,317,959)         2,258,602          (2,912,386)
  Inventories ...............................................         4,092,963        (15,105,401)          5,426,948
  Other current assets ......................................        (6,140,899)        (4,117,510)         12,729,080
  Other assets ..............................................         1,213,408         11,101,967           8,198,519
  Current liabilities .......................................       (10,155,921)        (4,258,069)          5,805,026
  Other liabilities .........................................         2,951,519         (2,754,030)         (3,284,321)
  Other, net ................................................        (2,589,795)        (1,675,400)             18,325
                                                                 --------------     --------------       -------------
Net cash provided by operating activities ...................        29,599,934         28,359,909          39,059,218
                                                                 --------------     --------------       -------------
Investing activities
Capital expenditures ........................................       (27,061,662)       (52,580,250)        (17,164,366)
Proceeds from sale of property, plant and equipment .........         3,728,894          2,763,172           3,328,188
Investments in associated companies and other ...............        (2,948,045)           489,997           1,772,462
Other, net ..................................................        (7,532,631)         1,656,072           5,944,680
                                                                 --------------     --------------       -------------
Net cash used in investing activities .......................       (33,813,444)       (47,671,009)         (6,119,036)
                                                                 --------------     --------------       -------------
Financing activities
Repayment of short-term borrowings ..........................       (12,034,909)                --         (12,922,743)
Repayment of long-term debt .................................      (120,238,155)      (206,783,360)        (49,880,066)
Issue of short-term borrowings ..............................                --                 --          12,922,743
Issue of long-term debt .....................................        97,915,928        220,695,364             822,389
Debt issue costs ............................................                --         (3,373,158)                 --
Changes in additional paid-in capital .......................        24,764,445         (3,990,150)         36,393,328
                                                                 --------------     --------------       -------------
Net cash (used in) provided by financing activities .........        (9,592,691)         6,548,696         (12,664,349)
                                                                 --------------     --------------       -------------
Effect of changes in exchange rates on cash and cash
  equivalents ...............................................         1,702,437            439,027          (1,175,161)
                                                                 --------------     --------------       -------------
Net increase (decrease) in cash and cash equivalents ........       (12,103,764)       (12,323,377)         19,100,672
Cash and cash equivalents, beginning of year ................        42,123,542         30,019,778          17,696,400
                                                                 --------------     --------------       -------------
Cash and cash equivalents, end of year ......................        30,019,778         17,696,401          36,797,072
                                                                 ==============     ==============       =============
Supplemental disclosure of cash flow information
  Net cash paid (received) during the year for:
   Interest .................................................        30,840,440         21,248,309          18,841,124
                                                                 --------------     --------------       -------------
   Income taxes .............................................        (1,464,625)         2,145,272          (2,695,072)
                                                                 --------------     --------------       -------------

                See notes to the combined financial statements.

                           APPAREL FABRICS BUSINESS


                             BASIS OF PRESENTATION


                   Years ended June 30, 1995, 1996 and 1997


     General

     The consolidated financial statements of Dominion Textile Inc. (the "Corporation"), a Canadian company, have been issued to stockholders.

     All dollar amounts in the combined financial statements are stated in US dollars.

     The combined financial statements of the Apparel Fabrics Business of Dominion Textile Inc. (the "Business") include the operations of Swift Denim, Inc., Klopman International S.p.A. and Swift Textiles Europe Limited which were operated as subsidiaries or associated companies of Dominion Textile Inc. On December 19, 1997, pursuant to a takeover offer, DT Acquisition Inc., an affiliate of Polymer Group, Inc. ("PGI") acquired all shares tendered which approximated 98% of the outstanding common stock of the Corporation. In connection with the change of control, PGI entered into a preliminary agreement with Galey & Lord, Inc., to sell it certain operations. In contemplation of the change in control and the subsequent sale of certain operations, the operations and the net assets of the Corporation have been essentially divided into two groups: the Apparel Fabrics Business and the Nonwovens Business.

     The combined financial statements have been prepared using the Corporation's historical basis in the assets and liabilities and historical results of operations related to the Business. Changes in additional paid-in capital represent the Corporation's contribution of its net operating investment plus net cash transfers to or from the Corporation. The combined financial statements reflect the results of operations, financial position and cash flows of the Business as if it had operated as a separate entity for all periods presented and may not be indicative of actual results of operations and financial position of the Business under different ownership.

     Additionally, the combined financial statements include allocations of certain corporate headquarters assets, liabilities (excluding deferred income taxes), and net expenses. All significant intergroup transactions and balances have been eliminated.


     Allocations

     The liabilities of the Business include outstanding direct third-party indebtedness and the amount of debt based on the ratio of the Business' average net operating investment to the aggregate net operating investment of the two groups. Interest expense shown in the combined financial statements reflects the interest expense associated with the aggregate borrowings for each period presented principally based on a blend of the Corporation's long-term weighted average interest rates for the applicable period.

     General corporate overhead related to the Corporation's headquarters has been allocated to the Business based on the ratio of the Business' sales to the aggregate sales of the Corporation. The costs of the services charged to the Business are not necessarily indicative of the costs that would have been incurred if the Business had performed these functions as a stand-alone entity. Additionally, income taxes on allocated general corporate overhead are calculated using the Corporation's statutory tax rate.

     Management believes that the basis of allocation is reasonable.

                           APPAREL FABRICS BUSINESS
                      BASIS OF PRESENTATION  -- Continued


     The following table illustrates the results of applying the allocation method described above on various financial statement items:



                                                                             For the years ended June 30,
                                                                ------------------------------------------------------
                                                                      1995               1996               1997
                                                                ----------------   ----------------   ----------------
 Net impact on gross profit .................................    $    (656,376)      $ (1,053,173)      $ (3,453,504)
 General corporate overhead, net ............................      (12,101,010)        (4,381,800)        (7,454,020)
 Recovery of income taxes ...................................        4,949,866          3,143,589          4,293,493
 Extraordinary loss on early extinguishment of debt .........               --         (2,223,007)                --
                                                                 -------------       ------------       ------------
                                                                    (7,807,520)        (4,514,391)        (6,614,031)
                                                                 =============       ============       ============


                                                              As of June 30,
                                                     --------------------------------
                                                          1996              1997
                                                     --------------   ---------------
     Net assets excluding long-term debt .........        457,385        14,539,529
     Long-term debt ..............................    245,247,741       197,049,432
     Cumulative translation adjustment ...........       (575,472)       (4,252,709)

                            APPAREL FABRICS BUSINESS


                        SIGNIFICANT ACCOUNTING POLICIES


                    Years Ended June 30, 1995, 1996 and 1997

     The combined financial statements have been prepared in accordance with US generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting policies are as follows:

     The combined financial statements include the accounts of Swift Denim, Inc. and of Klopman International S.p.A., plus certain allocations from the corporate headquarters as explained in the basis of presentation. The investment in associated companies is carried at the Business' equity therein. All significant intercompany transactions are eliminated.

     The business acquisitions are accounted for using the purchase method. The assets and liabilities of the acquired entities are adjusted to appropriate carrying values.


     Nature of operations

     The Business produces denim and polycotton fabrics for careerwear and markets these products on a worldwide basis.


     Fiscal year

     The Business' fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 1995 includes operations for a 52-week period, whereas fiscal 1996 includes operations for a 53-week period and fiscal 1997 inludes operations for a 52-week period.


     Translation of foreign currencies

     Unrealized translation gains and losses on assets and liabilities denominated in foreign currencies are reflected in income of the period. Unrealized translation gains or losses on debt designated as a hedge of foreign self-sustaining operations are included in the cumulative translation adjustment in stockholders' equity.

     The assets and liabilities of foreign operations, all of which are self-sustaining, are translated at exchange rates in effect at the balance sheet dates. Revenue and expense items are translated at average exchange rates prevailing during the period. The resulting gains and losses are accumulated in the cumulative translation adjustment in stockholders' equity.

                            APPAREL FABRICS BUSINESS

     Financial instruments

     The Business enters into a variety of financial instruments to manage its exposure to foreign currency rates and market risk related to its cotton purchase requirements. These instruments are used for hedging purposes and are employed in connection with an underlying asset, liability, firm commitment or anticipated transaction.

     Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on financial instruments that do not qualify as hedges for accounting purposes are recognized in income.


     Cash equivalents

     Cash equivalents include all highly liquid short-term instruments purchased with a maturity of three months or less.


     Inventory valuation

     Inventories are valued at the lower of cost (determined substantially on the first-in, first-out method) and net realizable value or replacement value for certain supplies. The cost of work in process and finished goods includes raw materials, direct labor and certain manufacturing overhead expenses. Adequate provision is made for slow moving and obsolete inventories.


     Depreciation and amortization

     Property, plant and equipment are stated at historical cost. Depreciation is provided on a straight-line basis at varying rates which allocate the cost of the assets over their estimated economic lives. Buildings are amortized primarily over 25 years and machinery and equipment over 3 to 15 years.

     Goodwill which represents, at the acquisition date, the excess of cost over the fair value of companies acquired, is amortized on a straight-line basis over a maximum of 40 years. The Business evaluates the carrying value of goodwill for potential permanent impairment on an ongoing basis. In order to determine if such a permanent impairment exists, the Business' management considers each business unit's financial condition and expected future cash flows, using projected financial performance. A permanent impairment in the value of goodwill is written off against income in the year such impairment is recognized.

     Other intangible assets are amortized over their respective estimated useful lives for periods ranging from 4 to 25 years. Deferred refinancing costs are amortized over the term of the related debt.


     Adoption of new accounting standard

     During 1997, the Business adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, goodwill and assets to be disposed of. The management determined that no impairment loss was needed to be recognized for applicable assets of its operations. Such determination does not envisage the change of control described in the basis of presentation.

                           APPAREL FABRICS BUSINESS

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


1. Restructuring charges

     In the fourth quarter of 1997, the Business recorded provisions totaling $17.8 million for the restructuring of its Klopman International unit and for its share in a company-wide cost reduction program.

     The Klopman charge totaled $15.1 million and primarily covered severance payments and the writedown of assets to net realizable value in connection with the shutdown of a greige mill located in Tralee, Ireland and the rationalization of manufacturing operations at a plant located in Frosinone, Italy. Cash payments related to the Klopman charge are expected to approximate $8.6 million with spending primarily taking place in 1998 and to be financed through working capital.

     The Business' share in the charge related to the company-wide cost reduction program amounted to $2.7 million and provided for severance payments and rationalization costs in the general and administrative areas to be implemented in 1998.

     In 1996, a provision of $3.6 million in connection with an earlier rationalization program at Klopman's Tralee, Ireland plant was fully utilized during the year.


2. Other expense, net



                                                                        1995               1996               1997
                                                                  ----------------   ----------------   ----------------
   Loss on disposal of property, plant and equipment ..........     $ (2,048,236)      $ (3,238,143)      $ (2,454,532)
   Business' share in gain realized upon termination of
    pension plan ..............................................               --          2,550,648          2,797,173
   Other items, net ...........................................          550,923            (24,156)          (416,136)
                                                                    ------------       ------------       ------------
                                                                      (1,497,313)          (711,651)           (73,495)
                                                                    ============       ============       ============

3. Income taxes

     The Business follows Statement of Financial Accounting Standards No. 109 in accounting for income taxes.

     Dominion Textile Inc., as a Canadian company, is subject to Canadian tax legislation. The combined income taxes differ from the income taxes calculated using the Canadian statutory rates for the following reasons:




                                                                         1995               1996               1997
                                                                   ----------------   ---------------   -----------------
  Income (loss) before income taxes ............................    $  25,604,290      $  1,180,715       $ (24,289,918)
                                                                    -------------      ------------       -------------
  Statutory income tax rates in Canada .........................            38.80%            38.95%              38.83%
  Income taxes based on combined basic Canadian federal
   and provincial rates ........................................    $   9,934,465      $    459,888       $  (9,431,775)

  Increase (decrease) in income taxes resulting from: ..........
   Losses incurred in the year not tax affected ................        1,702,709         4,979,532           4,018,342
   Share in net income of associated companies .................       (2,447,669)       (3,242,826)         (2,877,142)
   Utilization of tax benefits carried forward .................       (3,687,267)       (3,807,516)         (1,281,954)
   Other .......................................................        1,075,261        (1,976,628)           (611,072)
                                                                    -------------      ------------       -------------
                                                                        6,577,499        (3,587,550)        (10,183,601)
                                                                    =============      ============       =============
  Income taxes (recovery)
   Current .....................................................        2,622,110         4,182,050          (5,225,610)
   Deferred ....................................................        3,955,389        (7,769,600)         (4,957,991)
                                                                    -------------      ------------       -------------
  Total income taxes ...........................................        6,577,499        (3,587,550)        (10,183,601)
                                                                    =============      ============       =============

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


3. Income taxes (continued)

     At June 30, 1996 and 1997, the deferred tax assets (included in other current assets), the deferred tax liabilities and the valuation allowances are as follows:



                                                   1996              1997
                                             ---------------   ----------------
  Deferred tax assets
   Accounts receivable ...................    $   1,092,933     $   1,252,468
   Non-deductible items ..................        1,982,689         3,034,626
   Revenue not currently taxable .........       (1,024,112)         (711,499)
   Net operating losses ..................       11,680,972        12,277,698
                                              -------------     -------------
                                                 13,732,482        15,853,293
                                              =============     =============
  Deferred tax liabilities
   Postretirement obligation .............        4,339,684         4,339,684
   Other non-deductible accruals .........         (638,043)        5,068,225
   Property, plant and equipment .........      (44,946,915)      (39,699,857)
                                              -------------     -------------
                                                (41,245,274)      (30,291,948)
                                              =============     =============
  Valuation allowances ...................      (11,680,972)      (12,277,698)
                                              =============     =============

     As of June 30, 1997, the Business has unused income tax losses pertaining to 1997 and prior years of approximately $33.2 million, which may be used to reduce future years' taxable income. The benefit resulting from these income tax losses has not been recognized in the accounts. The amount, the form and the timing of the benefit resulting from these income tax losses could be affected by the change in control discussed in the basis of presentation. These losses expire as follows:



                      (in thousands
                       of dollars)
                     --------------
  1998 ...........       $ 8,481
  1999 ...........        15,357
  2000 ...........            --
  2001 ...........         9,345
                         -------
                          33,183
                         =======

     The Internal Revenue Service is examining the income tax returns of Dominion Textile (USA) Inc., a company under common control, for the years 1987 through 1989. Management is of the opinion that it has adequately provided for any additional income taxes that may be assessed as a result of this examination.

     Foreign tax credits would offset the amount of undistributed income of international subsidiaries and affiliates which would be subject to additional income taxes if distributed.

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


4. Inventories



                                                                                   1996             1997
                                                                              --------------   --------------
 Finished goods ...........................................................    $37,189,428      $40,863,615
 Work in process, including greige fabric for further processing ..........     33,086,176       29,674,463
 Raw materials and supplies ...............................................     22,865,618       14,434,417
                                                                               -----------      -----------
                                                                                93,141,222       84,972,495
                                                                               ===========      ===========

5. Investments and advances



                                                           1996            1997
                                                      -------------   -------------
  Investment in associated companies (a) ..........   $3,156,324      $2,751,447
  Other investments and advances (b) ..............    4,980,357       3,824,804
                                                      ----------      ----------
                                                       8,136,681       6,576,251
                                                      ==========      ==========

(a) Summarized information, derived from the latest audited financial statements of Swift Textiles Europe Limited is presented below:



                                         For the years ended March 31
                               ------------------------------------------------
                                    1995             1996             1997
                               --------------   --------------   --------------
  Sales ....................    $68,573,890      $74,762,092      $69,570,334
  Operating income .........      5,994,852        8,430,129        7,991,862


                                     As of March 31
                             -------------------------------
                                  1996             1997
                             --------------   --------------
  Current assets .........    $21,752,158      $23,481,778
  Fixed assets ...........      8,715,812        7,482,574
  Net assets .............      1,289,050        1,159,568

(b) Other investments and advances include secured loans to Swift Textiles Europe Limited of $2.4 million, $3.2 million and $3.7 million in 1995, 1996 and 1997, respectively. The loans outstanding at June 30, 1997 bear interest at 8% and are payable in installments through 2007.

6. Property, plant and equipment, net



                                                          1996               1997
                                                    ----------------   ----------------
  Land ..........................................    $    1,084,818     $      868,519
  Buildings and leasehold improvements ..........       125,677,367        123,851,835
  Less: Accumulated depreciation ................       (52,847,179)       (56,504,736)
                                                     --------------     --------------
                                                         73,915,006         68,215,618
                                                     --------------     --------------
  Machinery and equipment .......................       387,296,973        372,649,745
  Less: Accumulated depreciation ................      (188,151,182)      (196,840,051)
                                                     --------------     --------------
                                                        199,145,791        175,809,694
                                                     --------------     --------------
                                                        273,060,797        244,025,312
                                                     ==============     ==============

     Depreciation and amortization of property, plant and equipment amounts to $30,362,520, $32,412,514 and $33,482,826 in 1995, 1996 and 1997, respectively.

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


7. Intangible assets, net



                                                    1996               1997
                                              ----------------   ----------------
  Goodwill ................................    $  83,221,796      $  82,492,240
  Other ...................................          407,870            347,964
                                               -------------      -------------
                                                  83,629,666         82,840,204
  Less: Accumulated amortization ..........      (18,846,302)       (20,626,985)
                                               -------------      -------------
                                                  64,783,364         62,213,219
                                               =============      =============

     Total intangible asset amortization charged to income amounts to $1,779,621, $1,990,318 and $1,988,278 in 1995, 1996 and 1997, respectively.


8. Other assets



                                                          1996            1997
                                                     -------------   -------------
   Deferred refinancing and other costs ..........   $7,224,213       $6,777,166
   Pension asset .................................    2,368,273        1,911,572
   Note receivable(a) ............................    7,754,386               --
                                                     ----------       ----------
                                                     17,346,872        8,688,738
                                                     ==========       ==========

(a) The $10.0 million note received on the sale of Wayn-Tex Inc., a former subsidiary of the Corporation, and due in August 1999, was prepaid subsequent to year-end and accordingly has been reclassified in other current receivables at June 30, 1997. The Business was allocated a portion of the note based on the allocation method explained in the basis of presentation. The interest rate on the note was 11.75%.

9. Long-term debt

     The Business' long-term debt is as follows:



                                                                            1996              1997
                                                                      ---------------   ---------------
  Secured
  Term notes (3.7 billion lira) due June 1998 at 8.65% ............    $  3,118,903      $  2,458,391
  Other ...........................................................         446,976                --
  Unsecured
  Business' share in general corporate long-term debt (a) .........     245,247,741       197,049,432
                                                                       ------------      ------------
                                                                        248,813,620       199,507,823
  Long-term debt due within one year ..............................        (916,297)       (1,535,908)
                                                                       ------------      ------------
                                                                        247,897,323       197,971,915
                                                                       ============      ============

     (a) As of June 30, 1997 and 1996, the general corporate long-term debt is as follows:



                                                                                 1996              1997
                                                                           ---------------   ---------------
    Unsecured and Guaranteed Senior Notes, Due
      November 2003(i) .................................................    $150,000,000      $150,000,000
    Unsecured and Guaranteed Senior Notes, Due April 2006 (ii) .........     125,000,000       125,000,000
    Unsecured Revolving Credit Facility (ii)............................      57,000,000                --
    Other ..............................................................         685,997                --
                                                                            ------------      ------------
                                                                             332,685,997       275,000,000
    Long-term debt due within one year .................................         (55,866)               --
                                                                            ------------      ------------
                                                                             332,630,131       275,000,000
                                                                            ============      ============

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


9. Long-term debt (cont'd)

   (i) These notes were issued by Dominion Textile (USA) Inc. and are unconditionally guaranteed by the Corporation.

   (ii) In 1996, the Corporation completed a refinancing plan which included the issue by Dominion Textile (USA) Inc. of $125 million of Guaranteed Senior Notes and the concurrent arrangement of the Revolving Credit Facility. Proceeds of the senior notes and from certain simultaneous borrowings under the Revolving Credit Facility were used to prepay secured loans outstanding (including prepayment premiums and accrued interest).

       The Revolving Credit Facility of $100 million will mature on April 1, 2001 and bears interest at a floating rate equal to, at the borrower's option (i) the higher of the prime rate or Federal Funds Rate plus 0.5%; or (ii) LIBOR plus a margin which is subject to change within a range of 0.5% and 2.0% depending on the consolidated debt to cash flow ratio of the Corporation. Interest payment dates vary in accordance with the maturity period selected for each borrowing made under the facility. The facility also provides for availability of letters of credit.

       The credit facilities governing the long-term indebtedness of the Corporation contain covenants which include, among others, covenants restricting certain investments, capital expenditures, other indebtedness, disposition of assets, mergers and acquisitions, liens and encumbrances, and also set out certain financial covenants. These financial covenants include, among others, requirements for the Corporation to maintain various consolidated financial ratios and net worth levels in excess of predefined levels.

       In addition, the change of control, discussed in the basis of presentation, will cause Dominion Textile (USA) Inc. to offer, within 30 days after the change of control, to repurchase all outstanding senior notes at a predefined price.

       As of June 30, 1997, letters of credit aggregating $4.3 million were issued, representing contingent liabilities of the Corporation under the Revolving Credit Facility and $95.7 million was unutilized and available.

     (b) The payments required on the long-term debt are as follows:



                                            General
                                           corporate
                                           long-term        Business'
                                             debt             share
                                        --------------   --------------
  1998 ..............................   $        --      $ 1,535,908
  1999 ..............................            --          922,483
  2000 ..............................            --               --
  2001 ..............................            --               --
  2002 ..............................            --               --
  2003 and subsequent years .........   275,000,000      197,049,432
                                        -----------      -----------
                                        275,000,000      199,507,823
                                        ===========      ===========

   (c) Interest expense related to long-term debt totaled $24.3 million, $19.4 million, and $19.5 million in 1995, 1996 and 1997, respectively.

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


9. Long-term debt (cont'd)

     (d) The following table presents the interest rates as of June 30, 1997:


  Canadian prime rate ..........       4.75%
  US prime rate ................       8.50%
  Federal Funds rate ...........       5.63%
  LIBOR-3 month-period .........       5.81%

   (e) As of June 30, 1997, the Business maintained other available bank lines of credit for general corporate purposes, at the bank's prime rate of interest or equivalents, to meet normal operating requirements.


10. Financial instruments

     Risk management

     The Business operates internationally and is exposed to market risks from changes in foreign exchange rates and in the cost of cotton, its principal raw material.


     Foreign currency hedging

     During the period, the Business used forward contracts to hedge certain operating and capital cash flows. As of June 30, 1997, $20.9 million notional amount of forward exchange contracts were outstanding.


     Cotton hedging

     For hedging purposes, the Business enters principally into futures contracts and option positions to reduce the impact of changes in the cost of cotton used in its manufacturing process. The option positions primarily include long-calls that qualify for hedge accounting. As of June 30, 1997, the Business had aggregate open futures contracts and long-call options to purchase approximately 24 million pounds of cotton.


     Interest rates

     Substantially all long-term debt is issued at fixed interest rates.


     Fair values

     Fair values approximate amounts at which financial instruments could be exchanged between willing parties, based on current markets for instruments of the same risk, principal and remaining maturities. Fair values are based on estimates using present value and other valuation techniques which are significantly affected by the assumptions used concerning the amount and timing of future cash flows and discount rates which reflect varying degrees of risk.

     Therefore, due to the use of subjective judgment and uncertainties, the aggregate fair value amount should not be interpreted as being realizable in an immediate settlement of the instruments.

     As of June 30, 1997 and 1996 the carrying value of all financial instruments approximates fair value with the following exceptions:



                                                                   1996                                1997
                                                     ---------------------------------   ---------------------------------
                                                         Carrying            Fair            Carrying            Fair
                                                          Value             Value             Value             Value
 Long-term debt ..................................    $248,813,620      $243,474,606      $199,507,823      $205,659,328
 Derivatives, asset (liability) position
  Futures and forward exchange contracts .........              --        (1,155,800)               --          (606,055)
  Options ........................................       4,027,400         2,114,500           637,900           402,200

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


10. Financial instruments (cont'd)

     Credit risk

     The Business is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their high credit ratings. Where appropriate, the Business obtains collateral in the form of rights to securities or arranges master netting agreements. The credit exposure of the financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements.

     The Business is exposed to credit risk from customers. However, the Business has a large number of diverse customers which minimizes the concentration of this risk. Sales to two customers represented 35% in 1997 (1996 - 38% and 1995 - 33%) of the Business' combined sales.


     Guarantees

     As of June 30, 1997, the Corporation had outstanding guarantees of $4.3 million (1996 - nil) representing financial guarantees issued in the normal course of business.


11. Cumulative translation adjustment

     The changes in the cumulative translation adjustment are as follows:



                                              1996               1997
                                        ----------------   ----------------
   Balance at beginning .............     $ (7,130,922)     $  (6,640,683)
   Changes during the year ..........          490,239        (12,412,048)
                                          ------------      -------------
   Balance at end ...................       (6,640,683)       (19,052,731)
                                          ============      =============

12. Employee benefits

     Defined benefit pension plans

     The Corporation maintains defined benefit pension plans that provide for pensions for both hourly and salaried employees based on length of service and rate of pay. The Corporation funding policy is to make contributions to its pension funds based on various actuarial cost methods as permitted by pension regulatory bodies. The companies are responsible to adequately fund the plans. Plan assets at June 30, 1996 and 1997 consisted primarily of listed stocks, mutual funds and bonds. Contributions reflect actuarial assumptions concerning future investment returns, salary projections and future service benefits.

     The cost of pensions is accrued and charged to income over employees' working lives. Pension expense was calculated using a value of assets adjusted to market over periods of up to five years. The weighted average discount rate was 7.75% in 1995, 1996 and 1997, the rate of increase in future compensation levels used in determining the actuarial present value of the accrued pension benefits was 5.0% in 1997 (1996 and 1995 - 5.0% to 6.5%), and the expected long-term rate of return on plan assets was 8.0% in 1996 and 1997.

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


12. Employee benefits (cont'd)

     The funded status of the Corporation's defined benefit pension plans as of the most recent valuation dates for June 30, 1996 and 1997, is as follows:




                                                                          1996                            1997
(in thousands of dollars)                                     -----------------------------   ----------------------------
                                                                  Assets       Accumulated        Assets       Accumulated
                                                                  exceed         benefits         exceed        benefits
                                                               accumulated        exceed       accumulated       exceed
                                                                 benefits         assets         benefits         asset
                                                              -------------   -------------   -------------   ------------
 Actuarial present value of benefit obligation ............     $ (38,794)      $ (29,374)      $ (22,174)     $ (30,166)
                                                                ---------       ---------       ---------      ---------
 Accumulated benefit obligation ...........................       (39,116)        (29,905)        (22,331)       (30,846)
                                                                ---------       ---------       ---------      ---------
 Projected benefit obligation
  for service rendered to date ............................       (39,998)        (31,659)        (23,277)       (33,828)
 Plan assets at fair value ................................        53,957          23,115          32,742         26,339
                                                                ---------       ---------       ---------      ---------
 Projected benefit obligation less than (in excess of)
  plan assets .............................................        13,959          (8,544)          9,465         (7,489)
 Unrecognized net (gain) loss .............................       (13,200)          1,854          (9,210)           353
 Additional minimum liability recognized ..................          (105)         (2,263)             --         (1,912)
 Prior service cost not yet recognized in net periodic
  pension cost ............................................           413           3,088             370          2,753
 Unrecognized net (asset) liability at transition .........          (596)            425            (263)         1,719
                                                                ---------       ---------       ---------      ---------
 Pension asset (liability) ................................           471          (5,440)            362         (4,576)
                                                                =========       =========       =========      =========

     The Corporation's net pension cost for 1995, 1996 and 1997 includes the following:



                                                                   1995           1996          1997
(in thousands of dollars)                                      ------------   -----------   -----------
   Service cost - benefits earned during the year ..........    $   2,026      $  1,665      $  1,726
   Interest cost on projected benefit obligation ...........        8,034         2,891         3,183
   Actual return on plan assets ............................      (14,907)       (7,235)       (5,254)
   Settlement loss .........................................           --            --           466
   Net amortization and deferral ...........................        7,560         5,492         2,752
                                                                ---------      --------      --------
                                                                    2,713         2,813         2,873
                                                                =========      ========      ========

     Termination of pension plans

     In 1996, Dominion Textile Inc. terminated the Staff Retirement Income Plan for Employees at Locations in a Province Other Than Quebec (the "Ontario Plan") and proposed to its members to share the surplus equally between the members and the Corporation. The proposal was approved in 1997 by the members and by the Pension Commission of Ontario. A gain of $2.8 million representing the Business' share of the Ontario Plan surplus has been recorded and included under the caption "Other expense, net", in the combined statements of income.

     In 1995, Dominion Textile Inc. terminated the Staff Retirement Income Plan for Employees at Locations in the Province of Quebec (the "Quebec Plan") and proposed to its members to share the surplus equally between the members and the Corporation. The proposal was approved by the members in 1996 and Dominion Textile Inc. received $17.5 million, representing its share of the Quebec Plan surplus. A gain of $2.6 million representing the Business' share of proceeds received in excess of the net pension asset was recorded.

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


12. Employee benefits (cont'd)

     Capital accumulation plans

     The Business maintains capital accumulation plans covering approximately 1,800 employees. The Business' expense with respect to those plans amounted to $1.5 million in 1995, $3.0 million in 1996 and $2.7 million in 1997.


     Other benefits

     In addition to its pension plans, the Corporation provides certain health care and life insurance benefits for a large number of its retired employees in North America who have met the eligibility conditions. The cost of the other benefits is charged to income as expenditures are incurred.

     The following table sets forth the status of the Corporation's plan based on the latest actuarial valuations:



                                                          1996        1997
                                                       ---------   ---------
   (in thousands of dollars)
   Retirees ........................................    $ 9,194     $ 7,626
   Fully eligible active plan participants .........      2,125       1,772
   Other active plan participants ..................      4,439       4,490
                                                        -------     -------
                                                         15,758      13,888
   Unrecognized gain ...............................        518       1,112
                                                        -------     -------
   Postretirement obligation .......................     16,276      15,000
                                                        =======     =======

   The Corporation's net periodic postretirement benefit cost for 1995, 1996 and 1997 consisted of the following components:



                                                                               1995       1996        1997
                                                                             --------   --------   ---------
   (in thousands of dollars)
   Service cost - benefits earned during the period ......................    $  537     $  407     $  414
   Interest cost on accumulated postretirement benefit obligation ........     1,526      1,146        983
   Net gain (including $0.7 million in 1997 for settlements)..............      (306)      (112)      (724)
                                                                              ------     ------     ------
                                                                               1,757      1,441        673
                                                                              ======     ======     ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 14%, 14% and 10%, gradually declining to 5% and 6% by 2003 in 1995, 1996 and 1997, respectively, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately 11%, 9%, and 8% and would increase the periodic service and interest costs by approximately 17%, 16% and 9% during fiscal 1995, 1996 and 1997, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% during fiscal 1997, 1996 and 1995.


     Summary

     The Business' share in the Corporation's employee benefit plans, based on its proportionate number of employees, is as follows:



                                                               1995        1996        1997
                                                            ---------   ---------   ---------
    (in thousands of dollars)
    Net benefit costs
     Pension plans ......................................    $2,119      $2,197      $2,244
     Postretirement benefit other than pensions .........     1,372       1,126         526

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


12. Employee benefits (cont'd)



                                                             1996        1997
                                                          ---------   ---------
   (in thousands of dollars)
   Unfunded obligation, net
    Pension plans .....................................    $ 3,959     $ 3,291
    Postretirement benefit other than pension .........     12,711      11,714

13. Commitments and contingent liabilities

     Lease commitments

     As of June 30, 1997, the future minimum payments for building and equipment leases with initial non-cancelable lease terms in excess of one year are as follows:


  1998 ................................   $3,166,897
  1999 ................................    2,768,942
  2000 ................................    1,814,464
  2001 ................................    1,334,072
  2002 ................................    1,077,019
  2003 and subsequent years ...........      115,000
                                          ----------
                                          10,276,394
                                          ==========

     Other commitments

     As of June 30, 1997, the Business had outstanding purchase contracts for cotton and other fibers of approximately $80.0 million and commitments for capital expenditures of approximately $1.7 million.


     Environmental matters

     The Business, primarily as a result of its manufacturing operations, is subject to numerous environmental laws and regulations and exposed to liabilities and compliance costs arising from its past and current generation, management and disposition of hazardous substances and wastes. Based on information presently available, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters.


     Litigation

     In the normal course of operations, the Business becomes involved in various claims and legal proceedings. While the final outcome with respect to claims and legal proceedings pending at June 30, 1997 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Business' combined financial position or results of operations.

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


14. Segmented information

     The Apparel Fabrics Business produces denim, polycotton fabrics for careerwear and industrial applications and markets these products on a worldwide basis.



                                                                    United
                                                      Canada        States      International     Eliminations       Total
(in thousands of dollars)                           ----------   -----------   ---------------   --------------   -----------
 1995
 Sales to customers (a) .........................    $72,498      $393,603        $ 167,590        $               $ 633,691
 Transfers between geographic areas (b) .........      7,644        10,559               --          (18,203)             --
                                                     -------      --------        ---------        ---------       ---------
                                                      80,142       404,162          167,590          (18,203)        633,691
 Operating income ...............................        422        46,723            2,381                           49,526
 Identifiable assets ............................     62,828       394,161          169,284                          626,273
 1996
 Sales to customers (a) .........................     88,385       410,640          151,838                          650,863
 Transfers between geographic areas (b) .........      7,968        13,055               --          (21,023)             --
                                                     -------      --------        ---------        ---------       ---------
                                                      96,353       423,695          151,838          (21,023)        650,863
 Operating income (loss) ........................      3,157        20,200          (11,054)                          12,303
 Identifiable assets ............................     71,577       407,514          153,861                          632,952
                                                     -------      --------        ---------        ----------      ---------
 1997
 Sales to customers(a) ..........................     85,758       373,015          151,800                          610,573
 Transfers between geographic areas(b) ..........      6,711        17,093               --          (23,804)             --
                                                     -------      --------        ---------        ---------       ---------
                                                      92,469       390,108          151,800          (23,804)        610,573
 Operating income (loss) ........................        968           866          (16,047)                         (14,213)
 Identifiable assets ............................     53,009       391,869          146,235                          591,113
                                                     -------      --------        ---------        ----------      ---------

----------
(a) Canadian sales include export sales of $43.3 million (1996 - $42.5 million, 1995 - $31.9 million) made primarily to the United States.

(b) Transfers between geographic areas are accounted for at prices comparable to open market prices for similar products and services.

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                   Years Ended June 30, 1995, 1996 and 1997


15. Quarterly financial information (Unaudited)



                                    First             Second            Third             Fourth
                                   Quarter           Quarter           Quarter           Quarter
                               ---------------   ---------------   ---------------   ---------------
 1996
 Sales .....................    $152,505,770      $162,755,768      $148,039,142      $187,561,869
 Gross profit ..............      14,850,987        18,690,952        15,711,525        20,812,463
 Operating income ..........         628,008         3,505,390         2,494,310         5,675,604
 Net income (loss) .........        (175,110)        1,974,470        (3,034,944)        3,780,842


                                          First             Second            Third             Fourth
                                         Quarter           Quarter           Quarter           Quarter
                                     ---------------   ---------------   ---------------   ---------------
 1997
 Sales ...........................    $152,521,204      $152,353,791      $139,890,867      $ 165,807,148
 Gross profit ....................      15,109,688        16,099,677         7,870,519          1,007,414
 Operating income (loss) .........       1,770,457         2,364,174        (5,600,638)       (12,747,240)
 Net income (loss) ...............        (369,887)        1,378,119        (7,208,793)        (7,905,756)

16. Supplemental Condensed Combined Consolidated Financial Information

     In connection with the note offering, each of Apparel Fabrics Business' operating subsidiaries located in the United States ("the Guarantor Subsidiaries") will fully and unconditionally guarantee Galey & Lord, Inc.'s ("Galey") performance under the Notes on a joint and several basis. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of Galey. The remaining subsidiaries are direct or indirect foreign subsidiaries of Galey. The following condensed combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries prior to their acquisition by Galey.



                                                June 30, 1995
(In thousands of dollars)   ------------------------------------------------------
                                                Non-       Elimination    Apparel
                               Guarantor      Guarantor        and        Fabrics
                             Subsidiaries   Subsidiaries   Allocations   Combined
                            -------------- -------------- ------------- ----------
Sales .....................    $403,426       $247,732      $ (17,467)  $633,691
                               --------       --------      ---------   --------
Gross profit ..............      62,344         42,279           (656)   103,967
                               --------       --------      ---------   --------
Operating income
 (loss) ...................      55,157          7,096        (12,727)    49,526
Interest expense,
 income taxes and
 other, net ...............      29,911          5,507         (4,919)    30,499
                               --------       --------      ---------   --------
Net income (loss) .........      25,246         (1,589)        (7,808)    19,027
                               ========       ========      =========   ========



                                                June 30, 1996                                     June 30, 1997
(In thousands of dollars)   ------------------------------------------------------ -------------------------------------------
                                                Non-       Elimination    Apparel                      Non-       Elimination
                               Guarantor      Guarantor        and        Fabrics     Guarantor      Guarantor        and
                             Subsidiaries   Subsidiaries   Allocations   Combined   Subsidiaries   Subsidiaries   Allocations
                            -------------- -------------- ------------- ---------- -------------- -------------- -------------
Sales .....................    $423,695       $248,190      $ (21,022)  $650,863      $389,494      $ 244,269      $ (23,190)
                               --------       --------      ---------   --------      --------      ---------      ---------
Gross profit ..............      44,680         26,439         (1,053)    70,066        29,464         13,712         (3,089)
                               --------       --------      ---------   --------      --------      ---------      ---------
Operating income
 (loss) ...................      28,668         (3,771)       (12,594)    12,303        16,912        (17,713)       (13,412)
Interest expense,
 income taxes and
 other, net ...............      16,140          3,874        (10,256)     9,758        17,247        (10,330)        (7,024)
                               --------       --------      ---------   --------      --------      ---------      ---------
Net income (loss) .........      12,528         (7,645)        (2,338)     2,545          (335)        (7,383)        (6,388)
                               ========       ========      =========   ========      ========      =========      =========



                             June 30,
                                1997
(In thousands of dollars)   -----------
                              Apparel
                              Fabrics
                              Combined
                            -----------
Sales ..................... $610,573
                            --------
Gross profit ..............  40,087
                            --------
Operating income
 (loss) ................... (14,213)
Interest expense,
 income taxes and
 other, net ...............    (107)
                            --------
Net income (loss) ......... (14,106)
                            ========

                           APPAREL FABRICS BUSINESS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS


                    Years Ended June 30, 1995, 1996 and 1997

16. Supplemental Condensed Combined Consolidated Financial Information
 (continued)



                                                                          June 30, 1996
(in thousands of dollars)                             ------------------------------------------------------
                                                                          Non-       Elimination    Apparel
                                                         Guarantor      Guarantor        and        Fabrics
                                                       Subsidiaries   Subsidiaries   Allocations   Combined
                                                      -------------- -------------- ------------- ----------
Assets
Current assets ......................................    $139,148       $111,752       $18,724    $269,624
Investments and other advances ......................          --          8,137            --       8,137
Property, plant and equipment, net ..................     175,249         95,099         2,713     273,061
Intangible assets, net ..............................      61,696            969         2,118      64,783
Other assets ........................................       3,092            454        13,801      17,347
                                                         --------       --------       -------    --------
 Total assets .......................................     379,185        216,411        37,356     632,952
                                                         ========       ========       =======    ========
Liabilities and stockholders' equity
Current liabilities .................................      31,514         34,973        18,164      84,651
Long-term debt ......................................     157,829         90,068            --     247,897
Other non-current liabilities .......................      53,122         16,909        18,735      88,766
                                                         --------       --------       -------    --------
 Total liabilities ..................................     242,465        141,950        36,899     421,314
                                                         --------       --------       -------    --------
Stockholders' equity ................................     136,720         74,461           457     211,638
                                                         --------       --------       -------    --------
 Total liabilities and stockholders' equity .........     379,185        216,411        37,356     632,952
                                                         ========       ========       =======    ========



                                                                           June 30, 1997
(in thousands of dollars)                             -------------------------------------------------------
                                                                          Non-       Elimination    Apparel
                                                         Guarantor      Guarantor        and        Fabrics
                                                       Subsidiaries   Subsidiaries   Allocations    Combined
                                                      -------------- -------------- ------------- -----------
Assets
Current assets ......................................    $118,997       $107,602       $43,010    $269,609
Investments and other advances ......................          --          6,576            --       6,576
Property, plant and equipment, net ..................     157,233         84,813         1,979     244,025
Intangible assets, net ..............................      59,639            897         1,677      62,213
Other assets ........................................       2,493            398         5,798       8,689
                                                         --------       --------       -------    --------
 Total assets .......................................     338,362        200,286        52,464     591,112
                                                         ========       ========       =======    ========
Liabilities and stockholders' equity
Current liabilities .................................      29,443         48,184        20,416      98,043
Long-term debt ......................................     165,564         32,408            --     197,972
Other non-current liabilities .......................      42,722         13,536        17,327      73,585
                                                         --------       --------       -------    --------
 Total liabilities ..................................     237,729         94,128        37,743     369,600
                                                         --------       --------       -------    --------
Stockholders' equity ................................     100,633        106,158        14,721     221,512
                                                         --------       --------       -------    --------
 Total liabilities and stockholders' equity .........     338,362        200,286        52,464     591,112
                                                         ========       ========       =======    ========


                                                   June 30, 1995
(in thousands of dollars)     --------------------------------------------------------
                                                  Non-       Elimination     Apparel
                                 Guarantor      Guarantor        and         Fabrics
                               Subsidiaries   Subsidiaries   Allocations    Combined
                              -------------- -------------- ------------- ------------
Cash flows
Net cash provided
 by (used in)
 operating
 activities .................   $   40,788     $  (3,438)     $ (7,750)    $   29,600
Net cash provided
 by (used in)
 investing
 activities .................      (21,645)      (13,521)        1,353        (33,813)
Net cash provided
 by (used in)
 financing
 activities .................      (22,658)       14,838           (71)        (7,891)
                                ----------     ---------      --------     ----------
Net change in cash
 and cash
 equivalents ................       (3,515)       (2,121)       (6,468)       (12,104)
Cash and cash
 equivalents, at
 beginning ..................        3,537        14,610        23,977         42,124
                                ----------     ---------      --------     ----------
Cash and cash
 equivalents, at
 end ........................           22        12,489        17,509         30,020
                                ==========     =========      ========     ==========



                                                   June 30, 1996                                      June 30, 1997
(in thousands of dollars)     -------------------------------------------------------- -------------------------------------------
                                                  Non-       Elimination     Apparel                       Non-       Elimination
                                 Guarantor      Guarantor        and         Fabrics      Guarantor      Guarantor        and
                               Subsidiaries   Subsidiaries   Allocations    Combined    Subsidiaries   Subsidiaries   Allocations
                              -------------- -------------- ------------- ------------ -------------- -------------- -------------
Cash flows
Net cash provided
 by (used in)
 operating
 activities .................   $   7,025      $    3,073    $   18,262    $   28,360     $11,583        $ 10,890       $16,586
Net cash provided
 by (used in)
 investing
 activities .................     (24,701)        (22,682)         (289)      (47,671)     (3,352)         (2,026)         (742)
Net cash provided
 by (used in)
 financing
 activities .................      17,676          12,598       (23,285)        6,987      (8,233)         (7,587)        1,981
                                ---------      ----------    ----------    ----------     -------        --------       -------
Net change in cash
 and cash
 equivalents ................            (1)       (7,011)       (5,312)      (12,324)           (2)        1,278        17,825
Cash and cash
 equivalents, at
 beginning ..................          22          12,489        17,509        30,020          21           5,480        12,197
                                -----------    ----------    ----------    ----------     ---------      --------       -------
Cash and cash
 equivalents, at
 end ........................          21           5,478        12,197        17,696          19           6,758        30,022
                                ===========    ==========    ==========    ==========     =========      ========       =======



                              June 30, 1997
(in thousands of dollars)     -------------
                                 Apparel
                                 Fabrics
                                Combined
                              ------------
Cash flows
Net cash provided
 by (used in)
 operating
 activities .................  $   39,059
Net cash provided
 by (used in)
 investing
 activities .................      (6,120)
Net cash provided
 by (used in)
 financing
 activities .................     (13,839)
                               ----------
Net change in cash
 and cash
 equivalents ................      19,100
Cash and cash
 equivalents, at
 beginning ..................      17,696
                               ----------
Cash and cash
 equivalents, at
 end ........................      36,796
                               ==========

                            APPAREL FABRICS BUSINESS

         UNAUDITED CONDENSED COMBINED STATEMENTS OF INCOME AND DEFICIT

 For the Three-Month and the Six-Month Periods Ended December 31, 1996 and 1997



                                                          Three-month periods                      Six-month periods
                                                 -------------------------------------   -------------------------------------
                                                        1996                1997                1996                1997
                                                 -----------------   -----------------   -----------------   -----------------
Sales ........................................    $  152,353,791      $  134,195,565      $  304,874,995      $  286,364,569
Cost of goods sold ...........................       136,214,962         118,358,594         273,626,477         250,731,480
                                                  --------------      --------------      --------------      --------------
Gross profit .................................        16,138,829          15,836,971          31,248,518          35,633,089
                                                  --------------      --------------      --------------      --------------
Selling expenses .............................         5,310,798           4,533,586          10,290,758           8,858,607
Administrative expenses ......................         7,935,518           6,163,811          15,796,796          13,414,229
Goodwill amortization ........................           528,339             517,175           1,026,332           1,014,211
                                                  --------------      --------------      --------------      --------------
                                                      13,774,655          11,214,572          27,113,886          23,287,047
                                                  --------------      --------------      --------------      --------------
Operating income .............................         2,364,174           4,622,399           4,134,632          12,346,042
Interest expense, net ........................        (4,339,389)         (4,268,838)         (9,121,657)         (8,692,628)
Share in net income of associated
  companies ..................................         2,003,359             796,513           3,983,112           2,035,811
Other income (expense), net ..................          (685,357)            685,671          (1,158,347)            742,517
Costs related to the change of control
  (Note 1) ...................................                --         (16,469,871)                 --         (16,469,871)
                                                  --------------      --------------      --------------      --------------
Loss before recovery of income taxes .........          (657,213)        (14,634,126)         (2,162,260)        (10,038,129)
Recovery of income taxes .....................         2,035,332           2,539,587           3,170,492           2,717,211
                                                  --------------      --------------      --------------      --------------
Net income (loss) ............................         1,378,119         (12,094,539)          1,008,232          (7,320,918)
Deficit, at beginning ........................      (116,296,849)       (125,259,658)       (115,926,962)       (130,033,279)
                                                  --------------      --------------      --------------      --------------
Deficit, at end ..............................      (114,918,730)       (137,354,197)       (114,918,730)       (137,354,197)
                                                  ==============      ==============      ==============      ==============

      See notes to the unaudited condensed combined financial statements.

                            APPAREL FABRICS BUSINESS

                  UNAUDITED CONDENSED COMBINED BALANCE SHEETS




                                                                                 June 30,          December 31,
                                                                                   1997                1997
                                                                            -----------------   -----------------
Assets
Current assets
  Cash and cash equivalents .............................................    $   36,797,072      $   16,655,525
  Receivables
   Trade, net of allowance for doubtful accounts of $1,361,534
     ($2,214,213 as of June 30, 1997)....................................       118,459,831          96,149,682
  Other .................................................................        17,987,082          13,451,431
  Inventories ...........................................................        84,972,495          83,317,621
  Other current assets ..................................................        11,392,840           9,009,039
                                                                             --------------      --------------
                                                                                269,609,320         218,583,298
Investments and other advances ..........................................         6,576,251           7,317,448
Property, plant and equipment, net ......................................       244,025,312         229,884,523
Intangible assets, net ..................................................        62,213,219          61,076,663
Other assets ............................................................         8,688,738          13,116,581
                                                                             --------------      --------------
Total assets ............................................................       591,112,840         529,978,513
                                                                             ==============      ==============
Liabilities and stockholders' equity
Current liabilities
  Short-term borrowings .................................................                --             789,275
  Accounts payable ......................................................        32,999,742          25,305,670
  Payroll, related taxes and other employee related liabilities .........        15,951,978          10,302,273
  Other accrued liabilites ..............................................        37,578,824          26,406,498
  Interest payable ......................................................         5,656,732           5,782,054
  Income taxes payable ..................................................         4,320,246           6,723,110
  Long-term debt due within one year ....................................         1,535,908         191,108,417
                                                                             --------------      --------------
                                                                                 98,043,430         266,417,297
Long-term debt ..........................................................       197,971,915             144,231
Deferred income taxes ...................................................        30,291,948          28,656,976
Other non-current liabilities ...........................................        43,293,000          38,567,062
                                                                             --------------      --------------
Total liabilities .......................................................       369,600,293         333,785,565
                                                                             --------------      --------------
Stockholders' equity
  Additional paid-in capital ............................................       370,598,557         355,285,490
  Deficit ...............................................................      (130,033,279)       (137,354,197)
  Cumulative translation adjustment .....................................       (19,052,731)        (21,738,345)
                                                                             --------------      --------------
Total stockholders' equity ..............................................       221,512,547         196,192,948
                                                                             --------------      --------------
Total liabilities and stockholders' equity ..............................       591,112,840         529,978,513
                                                                             ==============      ==============

      See notes to the unaudited condensed combined financial statements.

                           APPAREL FABRICS BUSINESS

             UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
   For the Three-Month and Six-Month Periods ended December 31, 1996 and 1997




                                                                          Three-month periods
                                                                   ----------------------------------
                                                                         1996              1997
                                                                   ---------------- -----------------
Operating activities
Net income (loss) ................................................  $    1,378,119    $ (12,094,539)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities
   Depreciation and amortization .................................       8,776,267        8,378,941
   Deferred income taxes .........................................         968,293         (666,497)
   Loss (gain) on disposal of property
    plant and equipment ..........................................        (190,984)         457,751
   Share in net income of associated companies ...................      (2,003,359)        (796,513)
   Other non-cash items ..........................................      (2,787,897)              --
Changes in assets and liabilities
 Receivables, net ................................................       6,103,685       17,911,977
 Inventories .....................................................       6,061,116       (1,911,081)
 Other current assets ............................................       3,215,512        2,220,738
 Other assets ....................................................        (336,776)      (4,559,354)
 Current liabilities .............................................     (20,740,831)     (23,870,136)
 Other liabilities ...............................................        (199,907)      (4,053,475)
Other, net .......................................................          44,807       (4,589,847)
                                                                    --------------    -------------
Net cash provided by (used in) operating activities ..............         288,045      (23,572,035)
                                                                    --------------    -------------
Investing activities
Capital expenditures .............................................      (2,691,268)      (2,897,947)
Proceeds from sale of property, plant and equipment ..............       1,788,267        3,452,041
Investment in associated companies and other .....................      (4,834,158)         771,160
Other, net .......................................................        (208,119)       1,619,415
                                                                    --------------    -------------
Net cash used in (provided by) investing activities ..............      (5,945,278)       2,944,669
                                                                    --------------    -------------
Financing activities
Repayment of short-term borrowings ...............................      (1,100,434)              --
Repayment of long-term debt ......................................        (407,256)      (2,901,296)
Issue of short-term borrowings ...................................              --          226,466
Issue of long-term debt ..........................................              --           29,237
Changes in additional paid-in capital ............................        (651,687)      (6,942,826)
                                                                    --------------    -------------
Net cash (used in) provided by financing activities ..............      (2,159,377)      (9,588,419)
                                                                    --------------    -------------
Effect of changes in exchange rates on cash and cash
 equivalents .....................................................        (170,712)        (268,005)
                                                                    --------------    -------------
Net increase (decrease) in cash and cash equivalents .............      (7,987,322)     (30,483,790)
Cash and cash equivalents, at beginning ..........................      30,959,123       47,139,315
                                                                    --------------    -------------
Cash and cash equivalents, at end ................................      22,971,801       16,655,525
                                                                    ==============    =============
Supplemental disclosure of cash flow information
 Net cash paid during the period for:
   Interest ......................................................       8,386,132        8,936,049
                                                                    --------------    -------------
   Income taxes ..................................................       1,296,300        2,018,107
                                                                    --------------    -------------



                                                                           Six-month periods
                                                                   ---------------------------------
                                                                         1996             1997
                                                                   ---------------- ----------------
Operating activities
Net income (loss) ................................................  $    1,008,232   $  (7,320,918)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities
   Depreciation and amortization .................................      17,732,103      16,709,296
   Deferred income taxes .........................................      (2,748,132)     (1,634,790)
   Loss (gain) on disposal of property
    plant and equipment ..........................................        (319,177)        167,363
   Share in net income of associated companies ...................      (3,983,112)     (2,035,811)
   Other non-cash items ..........................................      (2,787,897)             --
Changes in assets and liabilities
 Receivables, net ................................................      17,811,073      27,027,251
 Inventories .....................................................      (1,565,963)      1,374,936
 Other current assets ............................................       7,791,346       2,724,557
 Other assets ....................................................          29,919      (4,348,216)
 Current liabilities .............................................     (22,876,380)    (22,169,366)
 Other liabilities ...............................................         503,554      (4,182,787)
Other, net .......................................................       4,674,064      (2,968,162)
                                                                    --------------   -------------
Net cash provided by (used in) operating activities ..............      15,269,630       3,343,353
                                                                    --------------   -------------
Investing activities
Capital expenditures .............................................      (7,005,000)     (6,379,161)
Proceeds from sale of property, plant and equipment ..............       2,542,367       3,851,385
Investment in associated companies and other .....................      (5,199,258)      2,010,003
Other, net .......................................................        (686,933)        394,152
                                                                    --------------   -------------
Net cash used in (provided by) investing activities ..............     (10,348,824)       (123,621)
                                                                    --------------   -------------
Financing activities
Repayment of short-term borrowings ...............................      (1,100,434)             --
Repayment of long-term debt ......................................     (45,888,632)     (8,284,412)
Issue of short-term borrowings ...................................       1,162,401         789,275
Issue of long-term debt ..........................................         773,143          29,237
Changes in additional paid-in capital ............................      45,739,654     (15,313,067)
                                                                    --------------   -------------
Net cash (used in) provided by financing activities ..............         686,132     (22,778,967)
                                                                    --------------   -------------
Effect of changes in exchange rates on cash and cash
 equivalents .....................................................        (331,536)       (582,312)
                                                                    --------------   -------------
Net increase (decrease) in cash and cash equivalents .............       5,275,402     (20,141,547)
Cash and cash equivalents, at beginning ..........................      17,696,400      36,797,072
                                                                    --------------   -------------
Cash and cash equivalents, at end ................................      22,971,802      16,655,525
                                                                    ==============   =============
Supplemental disclosure of cash flow information
 Net cash paid during the period for:
   Interest ......................................................       9,268,666       9,325,864
                                                                    --------------   -------------
   Income taxes ..................................................       2,834,697       2,062,095
                                                                    --------------   -------------

      See notes to the unaudited condensed combined financial statements.

                           APPAREL FABRICS BUSINESS


                             BASIS OF PRESENTATION


  For the Three-Month and Six-Month Periods Ended December 31, 1996 and 1997

General

     The consolidated financial statements of Dominion Textile Inc. (the "Corporation"), a Canadian company, have been issued to the stockholders.

     All dollar amounts in the combined financial statements are stated in US dollars.

     The combined financial statements of the Apparel Fabrics Business of Dominion Textile Inc. (the "Business") include the operations of Swift Denim, Inc., Klopman International S.p.A. and Swift Textiles Europe Limited which were operated as subsidiaries or associated companies of Dominion Textile Inc. On December 19, 1997, pursuant to a takeover offer, DT Acquisition Inc., an affiliate of Polymer Group, Inc. ("PGI") acquired all shares tendered which approximated 98% of the outstanding common stock of the Corporation. In connection with the change of control, PGI entered into a preliminary agreement with Galey & Lord, Inc., to sell it certain operations. In contemplation of the change in control and the subsequent sale of certain operations, the operations and the net assets of the Corporation have been essentially divided into two groups: the Apparel Fabrics Business and the Nonwovens Business.

     The combined financial statements have been prepared using the Corporation's historical basis in the assets and liabilities and historical results of operations related to the Business. Changes in additional paid-in capital represent the Corporation's contribution of its net operating investment plus net cash transfers to or from the Corporation. The combined financial statements reflect the results of operations, financial position and cash flows of the Business as if it had operated as a separate entity for all periods presented and may not be indicative of actual results of operations and financial position of the Business under different ownership.


Allocations

     The basis of allocation selected herein is not necessarily indicative of the application of the provisions contained in the separation agreement entered into by PGI and Galey & Lord, Inc. and dated January 29, 1998.

     The combined financial statements include allocations of certain corporate headquarters' assets, liabilities (excluding deferred income taxes), and net expenses. All significant intergroup transactions and balances have been eliminated.

     The liabilities of the Business include outstanding direct third-party indebtedness and the amount of debt based on the ratio of the Business' average net operating investment to the aggregate net operating investment of the two groups. Interest expense shown in the combined financial statements reflects the interest expense associated with the aggregate borrowings for each period presented principally based on a blend of the Corporation's long-term weighted average interest rates for the applicable period.

     General corporate overhead related to the Corporation's headquarters has been allocated to the Business based on the ratio of the Business' sales to the aggregate sales of the Corporation. The costs of the services charged to the Business are not necessarily indicative of the costs that would have been incurred if the Business had performed these functions as a stand-alone entity. Additionally, income taxes on allocated general corporate overhead are calculated using the Corporation's statutory tax rate.

     Management believes that the basis of allocation is reasonable.

                            APPAREL FABRICS BUSINESS

   For the Three-Month and Six-Month Periods Ended December 31, 1996 and 1997

     The following table illustrates the results of applying the allocation method described above on various financial statement items:




                                                        Three-month periods                   Six-month periods
                                                         ended December 31                    ended December 31
                                                -----------------------------------   ---------------------------------
                                                      1996               1997              1996              1997
                                                ----------------   ----------------   --------------   ----------------
    Net impact on gross profit ..............     $ (1,377,374)     $    (470,109)     $   (531,285)    $  (1,591,959)
    General corporate overhead, net .........       (2,818,459)        (2,012,564)       (5,463,328)       (4,834,297)
    Costs related to the change of
     control ................................               --        (14,510,565)               --       (14,510,565)
    Recovery of income taxes ................        1,627,983          2,432,684         2,325,910         3,962,794
                                                  ------------      -------------      ------------     -------------
                                                    (2,567,850)       (14,560,554)       (3,668,703)      (16,974,027)
                                                  ============      =============      ============     =============


                                                                            June 30,        December 31,
                                                                              1997              1997
                                                                         --------------   ----------------
Net assets excluding long-term debt ..................................   $14,539,529        $ (5,631,557)
Long-term debt, inclusive of the portion due within one year .........   197,049,432         189,557,867
Cumulative translation adjustment ....................................   (4,252,709)          (2,237,144)

                            APPAREL FABRICS BUSINESS


         NOTES TO THE UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


   For the Three-Month and Six-Month Periods Ended December 31, 1996 and 1997


1. COSTS RELATED TO THE CHANGE OF CONTROL

     In fiscal 1997, as part of its strategy to provide added-value to its stockholders, Dominion Textile Inc. together with its financial advisers, considered different growth opportunities for its core businesses. The takeover offer discussed in the basis of presentation was among those opportunities. This offer was recommended by the Board of Directors for acceptance on November 17, 1997.

     The change of control triggered among other things, the accelerated funding of certain benefit plans for executives and the payments under benefits programs. As a result, Dominion Textile Inc. recorded a $26.1 million charge which includes professional fees amounting to $11.2 million. The Business' share of this charge is $16.5 million.


2. SUBSEQUENT EVENTS

     Pursuant to a Master Separation Agreement dated January 29, 1998, Galey & Lord, Inc. acquired from DT Acquisition Inc. the Apparel Fabrics Business and certain other assets and assumed certain related liabilities.

     Also on January 29, 1998, Dominion Textile (USA) Inc. redeemed all of its outstanding $275.0 million senior notes at a price of $310.4 million. Consequently, they were reclassified within current liabilities.


3. SUPPLEMENTAL CONDENSED COMBINED CONSOLIDATED FINANCIAL INFORMATION

     In connection with the note offering, each of the Apparel Fabrics Business' operating subsidiaries located in the United States ("the Guarantor Subsidiaries") will fully and unconditionally guarantee Galey & Lord, Inc.'s ("Galey") performance under the Notes on a joint and several basis. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of Galey. The remaining subsidiaries are direct or indirect foreign subsidiaries of Galey. The following condensed combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries prior to their acquisition by Galey.



                                     Three-month period ended December 31, 1996
(in thousands of dollars)    ----------------------------------------------------------
                                                 Non-                          Apparel
                                Guarantor      Guarantor    Elimination and    Fabrics
                              Subsidiaries   Subsidiaries     Allocations     Combined
                             -------------- -------------- ----------------- ----------
Sales ......................    $ 94,020       $ 62,275        $ (3,941)     $152,354
Gross Profit ...............       9,282          8,234          (1,377)       16,139
                                --------       --------        --------      --------
Operating income (loss).....       3,222          3,277          (4,135)        2,364
Interest expense, income
 taxes and other, net ......       4,730         (2,177)         (1,567)          986
                                --------       --------        --------      --------
Net income (loss) ..........      (1,508)         5,454          (2,568)        1,378
                                ========       ========        ========      ========



                                     Three-month period ended December 31, 1997
(in thousands of dollars)    -----------------------------------------------------------
                                                 Non-                          Apparel
                                Guarantor      Guarantor    Elimination and    Fabrics
                              Subsidiaries   Subsidiaries     Allocations      Combined
                             -------------- -------------- ----------------- -----------
Sales ......................    $78,092         $58,817        $  (2,713)    $134,196
Gross Profit ...............      8,542           7,765             (470)     15,837
                                -------         -------        ---------     --------
Operating income (loss).....      3,551           3,785           (2,714)      4,622
Interest expense, income
 taxes and other, net ......      4,213             656           11,848      16,717
                                -------         -------        ---------     --------
Net income (loss) ..........       (662)          3,129          (14,562)    (12,095)
                                =======         =======        =========     ========


                                         Six-month period ended December 31, 1996
                                  ------------------------------------------------------
                                                      Non-                      Apparel
                                     Guarantor      Guarantor                   Fabrics
                                   Subsidiaries   Subsidiaries   Elimination   Combined
                                  -------------- -------------- ------------- ----------
Sales ...........................    $197,422       $115,905      $ (8,452)    $304,875
Gross profit ....................      17,756         14,025          (532)      31,249
                                     --------       --------      --------     --------
Operating income (loss) .........       5,396          4,655        (5,916)       4,135
Interest expenses, income
  taxes and other, net ..........       8,714         (3,328)       (2,259)       3,127
                                     --------       --------      --------     --------
Net income (loss) ...............      (3,318)         7,983        (3,657)       1,008
                                     ========       ========      ========     ========



                                         Six-month period ended December 31, 1997
                                  -------------------------------------------------------
                                                      Non-                      Apparel
                                     Guarantor      Guarantor                   Fabrics
                                   Subsidiaries   Subsidiaries   Elimination    Combined
                                  -------------- -------------- ------------- -----------
Sales ...........................    $180,073       $112,485      $  (6,193)   $286,365
Gross profit ....................      22,216         15,009         (1,592)     35,633
                                     --------       --------      ---------    --------
Operating income (loss) .........      11,679          7,002         (6,335)     12,346
Interest expenses, income
  taxes and other, net ..........       6,392          1,883         11,392      19,667
                                     --------       --------      ---------    --------
Net income (loss) ...............       5,287          5,119        (17,727)     (7,321)
                                     ========       ========      =========    ========

                            APPAREL FABRICS BUSINESS


         NOTES TO THE UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


   For the Three-Month and Six-Month Periods Ended December 31, 1996 and 1997


3. SUPPLEMENTAL CONDENSED COMBINED CONSOLIDATED FINANCIAL INFORMATION --
        Continued



(in thousands of dollars)
                                                  June 30, 1997
                              ------------------------------------------------------
                                                  Non-       Elimination    Apparel
                                 Guarantor      Guarantor        and        Fabrics
                               Subsidiaries   Subsidiaries   Allocations   Combined
                              -------------- -------------- ------------- ----------
Assets
Current assets ..............    $118,997       $107,602       $43,010     $269,609
Property, plant and
 equipment, net .............     157,233         84,813         1,979      244,025
Investments and other
 advances ...................          --          6,576            --        6,576
Intangible assets, net ......      59,639            897         1,677       62,213
Other assets ................       2,493            398         5,798        8,689
 Total assets ...............     338,362        200,286        52,464      591,112
Liabilities and
 stockholders' equity
Current liabilities .........      29,443         48,184        20,416       98,043
Long-term debt ..............     165,564         32,408            --      197,972
Other non-current
 liabilities ................      42,722         13,536        17,327       73,585
                                 --------       --------       -------     --------
 Total liabilities ..........     237,729         94,128        37,743      369,600
                                 --------       --------       -------     --------
Stockholders' equity ........     100,633        106,158        14,721      221,512
                                 --------       --------       -------     --------
Total liabilities and
 stockholders' equity .......     338,362        200,286        52,464      591,112
                                 ========       ========       =======     ========



(in thousands of dollars)
                                                 December 31, 1997
                              -------------------------------------------------------
                                                  Non-       Elimination    Apparel
                                 Guarantor      Guarantor        and        Fabrics
                               Subsidiaries   Subsidiaries   Allocations    Combined
                              -------------- -------------- ------------- -----------
Assets
Current assets ..............    $ 97,914       $ 96,839      $ 23,830     $218,583
Property, plant and
 equipment, net .............     150,748         78,937           200      229,885
Investments and other
 advances ...................          --          7,317            --        7,317
Intangible assets, net ......      58,660            884         1,533       61,077
Other assets ................       7,344          1,701         4,072       13,117
 Total assets ...............     314,666        185,678        29,635      529,979
Liabilities and
 stockholders' equity
Current liabilities .........     149,978         95,237        21,203      266,418
Long-term debt ..............         144             --            --          144
Other non-current
 liabilities ................      40,855         13,408        12,961       67,224
                                 --------       --------      --------     --------
 Total liabilities ..........     190,977        108,645        34,164      333,786
                                 --------       --------      --------     --------
Stockholders' equity ........     123,689         77,033        (4,529)     196,193
                                 --------       --------      --------     --------
Total liabilities and
 stockholders' equity .......     314,666        185,678        29,635      529,979
                                 ========       ========      ========     ========


(in thousands of dollars)
                                    Three-month period ended December 31, 1996
                              -------------------------------------------------------
                                                  Non-       Elimination    Apparel
                                 Guarantor      Guarantor        and        Fabrics
                               Subsidiaries   Subsidiaries   Allocations    Combined
Cash flows
Net cash provided by
 (used in) operating
 activities .................   $   3,344       $ (2,865)     $    (191)   $     288
Net cash provided by
 (used in) investing
 activities .................      (1,088)        (5,031)           174       (5,945)
Net cash provided by
 (used in) financing
 activities .................      (2,246)         1,395         (1,479)      (2,330)
                                ---------       --------      ---------    ---------
Net change in cash and
 cash equivalents ...........          10         (6,501)        (1,496)      (7,987)
Cash and cash
 equivalents, at
 beginning ..................          29          8,405         22,525       30,959
                                ---------       --------      ---------    ---------
Cash and cash
 equivalents, at end ........          39          1,904         21,029       22,972
                                =========       ========      =========    =========



(in thousands of dollars)
                                     Three-month period ended December 31, 1997
                              ---------------------------------------------------------
                                                  Non-       Elimination     Apparel
                                 Guarantor      Guarantor        and         Fabrics
                               Subsidiaries   Subsidiaries   Allocations     Combined
Cash flows
Net cash provided by
 (used in) operating
 activities .................   $  16,800      $ (17,087)     $ (23,285)    $ (23,572)
Net cash provided by
 (used in) investing
 activities .................      (3,644)         5,461          1,128         2,945
Net cash provided by
 (used in) financing
 activities .................     (12,160)         9,958         (7,655)       (9,857)
                                ---------      ---------      ---------     ---------
Net change in cash and
 cash equivalents ...........         996         (1,668)       (29,812)      (30,484)
Cash and cash
 equivalents, at
 beginning ..................      (1,004)         5,467         42,677        47,140
                                ---------      ---------      ---------     ---------
Cash and cash
 equivalents, at end ........            (8)       3,799         12,865        16,656
                                ============   =========      =========     =========

                            APPAREL FABRICS BUSINESS


         NOTES TO THE UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


   For the Three-Month and Six-Month Periods Ended December 31, 1996 and 1997


3. SUPPLEMENTAL CONDENSED COMBINED CONSOLIDATED FINANCIAL INFORMATION --
        Continued




(in thousands of dollars)
                                      Six-month period ended December 31, 1996
                              --------------------------------------------------------
                                                  Non-       Elimination     Apparel
                                 Guarantor      Guarantor        and         Fabrics
                               Subsidiaries   Subsidiaries   Allocations    Combined
Cash flows
Net cash provided by
 (used in) operating
 activities .................   $     220      $   5,828      $   9,222    $   15,270
Net cash provided by
 (used in) investing
 activities .................      (4,435)        (7,400)         1,486       (10,349)
Net cash provided by
 (used in) financing
 activities .................       4,233         (2,003)        (1,875)          355
                                ---------      ---------      ---------    ----------
Net changes in cash and
 cash equivalents ...........          18         (3,575)         8,833         5,276
Cash and cash
 equivalents, at
 beginning ..................          21          5,479         12,196        17,696
                                ---------      ---------      ---------    ----------
Cash and cash
 equivalents, at end ........          39          1,904         21,029        22,972
                                =========      =========      =========    ==========



(in thousands of dollars)
                                      Six-month period ended December 31, 1997
                              --------------------------------------------------------
                                                  Non-       Elimination     Apparel
                                 Guarantor      Guarantor        and         Fabrics
                               Subsidiaries   Subsidiaries   Allocations    Combined
Cash flows
Net cash provided by
 (used in) operating
 activities .................   $  22,770      $ (12,144)     $  (7,283)   $    3,343
Net cash provided by
 (used in) investing
 activities .................      (3,553)           264          3,165          (124)
Net cash provided by
 (used in) financing
 activities .................     (19,244)         8,920        (13,038)      (23,361)
                                ---------      ---------      ---------    ----------
Net changes in cash and
 cash equivalents ...........         (27)        (2,960)       (17,156)      (20,143)
Cash and cash
 equivalents, at
 beginning ..................          19          6,759         30,021        36,799
                                ---------      ---------      ---------    ----------
Cash and cash
 equivalents, at end ........            (8)       3,799         12,865        16,656
                                ============   =========      =========    ==========

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

          The following financial statements of Galey & Lord, Inc. are included under Item 8. of this report:

              Report of Independent Auditors.

              Consolidated Balance Sheets as of October 3, 1998 and September 27, 1997.

              Consolidated Statements of Operations for the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996.

              Consolidated Statements of Cash Flows for the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996.

              Consolidated Statements of Stockholders' Equity for the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996.

              Notes to Consolidated Financial Statements.

           The following financial statements of the Acquired Business are included under Item 8. of this report:

              Audited Combined Financial Statements

              Independent Auditors' Report

              Combined Statements of Income and Deficit for each of the three years ended June 30, 1997

              Combined Balance Sheets at June 30, 1996 and 1997

              Combined Statements of Cash Flows for each of the three years ended June 30, 1997

              Basis of Presentation

              Significant Accounting Policies

              Notes to the Combined Financial Statements

              Unaudited Condensed Combined Interim Financial Statements

              Unaudited Condensed Combined Statements of Income and Deficit for the three-month and the six-month periods ended December 31, 1996 and 1997

              Unaudited Condensed Combined Balance Sheets at June 30, 1997 and December 31, 1997

              Unaudited Condensed Combined Statements of Cash Flows for the three-month and six-month periods ended December 31, 1997 and 1997

              Basis of Presentation

              Notes to the Unaudited Condensed Combined Financial Statements

      2.  Financial Statement Schedules

          The following schedule is filed as a part of this Item 14:

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

(b) 1. Reports on Form 8-K Filed During the Last Quarter.

          None.

                                  EXHIBIT INDEX

Exhibit                                                                                                   Sequential
Number                                           Description                                               Page No.
------                                           -----------                                               --------
 3.1   -      Form of Restated Certificate of Incorporation of the Company.(1)

 3.2   -      Form of Amended and Restated Bylaws of the Company.(1)

 4.1   -      Form of Common Stock Certificate.(1)

10.1   -      Form of Registration Rights Agreement, by and among the Company, Arthur C. Wiener,
              Burlington and Citicorp Venture Capital, Ltd. ("CVC").(1)

10.2   -      Amended and Restated 1989 Stock Option Plan of the Company. (1)*

10.3   -      Agreement, dated February 11, 1991, between Burlington and Industries.(1)

10.4   -      Service Agreement, dated as of March 2, 1991, between Burlington and Industries.(1)

10.5   -      Form of Voting Agreement, by and among the Company, Arthur C. Wiener and CVC.(1)

10.6   -      The Retirement Plan of Galey & Lord, Inc.(1)*

10.7   -      The Retirement Plan of Galey & Lord Industries, Inc. as Amended and Restated Effective
              April 1, 1992.(2)*

10.8   -      The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. as Amended and
              Restated April 1, 1992.(2)*

10.9   -      Form of Purchase Agreement dated as of March 29, 1994 between Burlington and Industries.(3)

10.10  -      Assumption Agreement dated as of April 29, 1994 between Burlington and Industries.(3)

10.11  -      Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated August 25,
              1994.(4)*

10.12  -      Second Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
              dated April 27, 1994.(5)*

10.13  -      Loan Agreement dated as of May 1, 1994 between South Carolina Jobs - Economic Development
              Authority and Industries.(5)

10.14  -      Reimbursement and Security Agreement dated as of May 1, 1994 between Industries and
              Wachovia.(5)

10.15  -      Guaranty Agreement dated as of May 1, 1994 from the Company to Wachovia.(5)

10.16  -      The Supplemental Executive Retirement Plan of Galey & Lord Industries, Inc.(5)*

                                  EXHIBIT INDEX

Exhibit                                                                                                   Sequential
Number                                           Description                                               Page No.
------                                           -----------                                               --------
10.17  -      The Deferred Compensation Plan of Galey & Lord Industries, Inc.(5)*

10.18  -      First Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 27,
              1994.(6)*

10.19  -      Second Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 25,
              1995.(7)*

10.20  -      Fourth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
              dated April 25, 1995.(7)*

10.21  -      Letter of Intent dated September 22, 1995 between the Company and Triarc Companies, Inc. (8)

10.22  -      Fifth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
              dated August 29, 1995.(10)*

10.23  -      Asset Purchase Agreement, dated as of May 20, 1996, among the Company, Industries, Farah
              Incorporated, Farah U.S.A., Inc. and Dimmit (excluding Schedules and Exhibits).(11)

10.24  -      Amended and Restated Credit Agreement dated as of June 4, 1996 between Industries, the
              Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender and the other lender's party thereto.(12)

10.25  -      Third Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated June 7,
              1996.(13)*

10.26  -      Sixth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
              dated June 7, 1996. (13)*

10.27  -      Seventh Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
              dated September 30, 1996. (13)*

10.28  -      Amended and Restated Reimbursement and Security Agreement, dated as of June 4, 1996, among
              Galey & Lord Industries, Inc., Galey & Lord, Inc. and Wachovia Bank of North Carolina,
              N.A.(14)

10.29  -      Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated February 7,
              1995.(15)*

10.30  -      Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated February 11,
              1997.(15)*

10.31  -      1996 Restricted Stock Plan of the Company.(16)*

                                  EXHIBIT INDEX
Exhibit                                                                                                   Sequential
Number                                           Description                                               Page No.
------                                           -----------                                               --------
10.32  -      First Amendment to the Amended and Restated Credit Agreement dated May 13, 1997 between
              Galey & Lord Industries, Inc., the Company and certain subsidiaries and First Union
              National Bank of North Carolina, as agent and lender.(16)

10.33  -      Agreement, dated October 27, 1997, between Polymer Group, Inc. ("Polymer"), DT Acquisition,
              Inc. ("DTA") and the Company.(17)

10.34  -      Amendment to the Agreement between Polymer, DTA and the Company, dated November 16,
              1997.(17)

10.35  -      Operating Agreement, dated December 19, 1997, between Polymer, DTA and the Company. (17)

10.36  -      Credit Agreement dated as of December 19, 1997 among Galey & Lord Industries, Inc.
              ("Industries"), the Company, G&L Service Company, North America, Inc. ("Service Company") and
              First Union National Bank, as agent and lender, and the other lenders' party thereto. (17)

10.37  -      Security Agreement dated as of December 19, 1997, among Industries, the Company, Service
              Company and First Union National Bank, as Collateral Agent. (17)

10.38  -      Pledge Agreement dated as of December 19, 1997, among Industries, the Company, Service
              Company and First Union National Bank, as Collateral Agent. (17)

10.39  -      Senior Subordinated Credit Agreement dated as of December 19, 1997 among Industries, the
              Company and First Union Corporation, as agent and lender.(17)

10.40  -      Master Separation Agreement, dated January 29, 1998, among the Company, Polymer, DTA,
              Dominion Textile, Inc. ("Dominion") and certain other parties thereto.(18)

10.41  -      Credit Agreement dated as of January 29, 1998 among the Company, Industries, Service
              Company, Swift Textiles Inc. ("Textiles"), Swift Denim Services Inc. ("Denim") and First
              Union National Bank, as agent and lender, and the other lenders' party thereto. (18)

10.42  -      Security Agreement dated as of January 29, 1998, among the Company, Industries, Service
              Company, Textiles, Denim and First Union National Bank, as Collateral Agent. (18)

10.43  -      Pledge Agreement dated as of January 29, 1998, among the Company, Industries, Service
              Company, Textiles, Denim and First Union National bank, as Collateral Agent. (18)


                                  EXHIBIT INDEX

Exhibit                                                                                                   Sequential
Number                                           Description                                               Page No.
------                                           -----------                                               --------
10.44  -      Foreign Subsidiary Pledge Agreement dated as of January 29, 1998, among the Company, certain of its subsidiaries party thereto and First Union National Bank, as Collateral Agent. (18)

10.45  -      First Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among
              Industries, the Company and First Union Corporation, as agent and lender. (18)

10.46  -      Second Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among the Company, Industries, Service Company, Textiles, Denim and First Union Corporation, as
              agent and lender. (18)

10.47  -      Waiver, Release and First Amendment to the Credit Agreement dated March 19, 1998 among the
              Company, Industries, Service Company, Textiles, Denim  and First Union National Bank, as
              agent and lender.(19)

10.48  -      Second Amendment to the Credit Agreement dated March 27, 1998, among the Company,
              Industries, Service Company, Textiles, Denim and First Union Nation Bank, as agent and lender, and the other lenders' party thereto. (19)

10.49  -      Indenture, dated as of February 24, 1998 among the Company, Industries, Service Company,
              Textiles, Denim and Suntrust Bank, Atlanta.(20)

10.50  -      Note Purchase Agreement, dated February 19, 1998 among the Company, Industries, Service
              Company, Textiles, Denim and First Union Capital Markets, a division of Wheat First
              Securities, Inc. (20)

10.51  -      Form of Initial Global Note.(20)

10.52  -      Form of Initial Certificated Note.(20)

10.53  -      Registration Rights Agreement, dated February 24, 1998, by and among the Company,
              Industries, Service Company, Textiles, Denim and First Union Capital Markets, a dviision of
              Wheat First Securities, Inc.(21)

10.54  -      Third Amendment, Consent and Release, to the Credit Agreement dated September 15, 1998, among the Company, Industries, Service Company, Textiles, Denim and First Union Nation
              Bank, as agent and lender, and the other lenders' party thereto.

10.55  -      Fourth Amendment to the Credit Agreement dated December 23, 1998, among the Company,
              Industries, Service Company, Textiles, Denim and First Union Nation Bank, as agent and lender, and the other lenders' party thereto.

10.56  -      Agreement dated April 29, 1996, between Dominion and John J. Heldrich.*

11     -      Statement Regarding Computation of Per Share Earnings.

21     -      Subsidiaries of the Company.



                                  EXHIBIT INDEX
Exhibit                                                                                                   Sequential
Number                                           Description                                               Page No.
------                                           -----------                                               --------
23.1   -      Consent of Ernst & Young LLP.

23.2   -      Consent of Deloitte & Touche.

23.3   -      Consent of KPMG

27     -      Financial Data Schedule

99.1   -      Opinion of KPMG

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



                                                 EXHIBIT INDEX
Exhibit                                                                                                   Sequential
Number                                           Description                                               Page No.
------                                           -----------                                               --------

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

     (17)     Filed as an Exhibit to the Company's Form 8K dated December 19, 1997 and incorporated herein by reference.

     (18)     Filed as an Exhibit to the Company's Form 8K dated January 29, 1998 and incorporated herein by reference.

     (19)     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March
              28, 1998 and incorporated herein by reference.

     (20)     Filed as an Exhibit to the Company's Form 8K dated February 24, 1998 and incorporated herein by reference.

     (21)     Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-49503)
              dated April 22, 1998 and incorporated herein by reference.

     *        Management contract or compensatory plan or arrangement identified pursuant to item 14(a)3 *
              of this report.

                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             GALEY & LORD, INC.

                                               (in thousands)

------------------------------------------------------ -------------- -------------- -------------- ---------------- --------------
                       COL. A                             COL. B         COL. C         COL. D          COL. E          COL. F
------------------------------------------------------ -------------- -------------- -------------- ---------------- --------------
                                                                                Additions
                                                                       -------------------------
                                                        Balance at     Charged to     Charged to                      Balance at
                                                         Beginning      Costs and        Other        Deductions-       End of
                   Classification                        of Period      Expenses       Accounts       Describe(1)       Period
------------------------------------------------------ -------------- -------------- -------------- ---------------- --------------
YEAR ENDED OCTOBER 3, 1998

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances............    $ 4,687          $1,052         $5,433(2)    $2,957             $8,215
                                                         -------          ------         -----        ------             ------
           Totals....................................    $ 4,687          $1,052         $5,433       $2,957             $8,215
                                                         =======          ======         =====        ======             ======
YEAR ENDED SEPTEMBER 27, 1997

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances............    $ 1,434          $3,478         $   -        $   225            $4,687
                                                         -------          ------         -----        -------            ------
           Totals....................................    $ 1,434          $3,478         $   -        $   225            $4,687
                                                         =======          ======         =====        =======            ======
YEAR ENDED SEPTEMBER 28, 1996

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances............    $ 1,492          $  172         $   -        $   230            $1,434
                                                         -------          ------         -----        -------            ------
           Totals....................................    $ 1,492          $  172         $   -        $   230            $1,434
                                                         =======          ======         =====        =======            ======

(1) Uncollectible accounts written off.
(2) Includes reserves for the Acquired Business as of the date of Acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GALEY & LORD, INC.


    January 4, 1999                                /s/ Arthur C. Wiener
    ---------------                                ------------------------
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

/s/ Arthur C. Wiener                  January 4, 1999            /s/ Michael R. Harmon                 January 4, 1999
--------------------------------------------------------       ---------------------------------------------------------
Arthur C. Wiener                       Date                      Michael R. Harmon                        Date
Chairman of the Board                                            Executive Vice President,
and President (Principal Executive Officer)                      Chief Financial Officer (Principal Financial and
                                                                 Accounting Officer), Treasurer and Secretary

/s/ Lee Abraham                       January 4, 1999            /s/ Howard S. Jacobs                  January 4, 1999
---------------------------------------------------------      ---------------------------------------------------------
Lee Abraham                            Date                      Howard S. Jacobs                         Date
Director                                                         Director


/s/ Michael T. Bradley                January 4, 1999            /s/ William M.R. Mapel                January 4, 1999
----------------------------------------------------------     ---------------------------------------------------------
Michael T. Bradley                     Date                      William M.R. Mapel                           Date
Director                                                         Director


/s/ Paul G. Gillease                  January 4, 1999            /s/ Stephen C. Sherrill               January 4, 1999
----------------------------------------------------------     ---------------------------------------------------------
Paul G. Gillease                       Date                      Stephen C. Sherrill                          Date
Director                                                         Director


/s/ William deR. Holt                 January 4, 1999            /s/ David F. Thomas                   January 4, 1999
-----------------------------------------------------------    ----------------------------------------------------------
William deR. Holt                      Date                      David F. Thomas                              Date
Director                                                         Director