Form 10-Q
period 1999-01-02
GALEY & LORD INC
filed 1999-02-12
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 1999
                               ---------------
                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission File Number 0-20080
                       -------

                               GALEY & LORD, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
      -------------------------------            --------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
----------------------------------------         --------------------
(Address of principal executive offices)               Zip Code

                                    212/465-3000
              ------------------------------------------------------
                Registrant's telephone number, including area code

                                 Not Applicable
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

Common Stock, $.01 Par Value - 11,850,187 shares as of February 5, 1999.

                                                Exhibit Index at page 26
                                        1

                                      INDEX

                                GALEY & LORD, INC.


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets --                                       3
          January 2, 1999, December 27, 1997
          and October 3, 1998

          Consolidated Statements of Income --                                 4
          Three months ended January 2, 1999
          and December 27, 1997

          Consolidated Statements of Cash Flows --                             5
          Three months ended January 2, 1999
          and December 27, 1997

          Notes to Consolidated Financial Statements --                     6-12
          January 2, 1999

Item 2.   Management's Discussion and Analysis of                          13-22
          Financial Condition and Results of
          Operations

Item 3.   Quantitative and Qualitative Disclosures About                      23
          Market Risk

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                   24

Item 2.   Changes in Securities                                               24

Item 3.   Defaults upon Senior Securities                                     24

Item 4.   Submission of Matters to a Vote of Security                         24
          Holders

Item 5.   Other Information                                                   24

Item 6.   Exhibits and Reports on Form 8-K                                    24


SIGNATURES                                                                    25
----------


EXHIBIT INDEX                                                                 26
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                                GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                JANUARY 2,   DECEMBER 27,     OCTOBER 3,
                                                   1999          1997           1998
ASSETS                                          (Unaudited)   (Unaudited)         *
------                                        ------------    ---------   -------------
Current assets:
 Cash and cash equivalents                    $    15,716      $  6,198     $   19,946
 Trade accounts receivable                        181,145        86,570        183,192
 Sundry notes and accounts receivable              10,752           473         12,166
 Inventories                                      183,743        95,934        185,497
 Income taxes receivable                            4,290         2,516          4,348
 Deferred income taxes                             11,104           175         11,370
 Prepaid expenses and other current assets          5,024         2,798          4,339
                                              -----------      --------   ------------

      Total current assets                        411,774       194,664        420,858

Property, plant and equipment, at cost            519,044       204,939        515,899
Less accumulated depreciation and
  amortization                                   (108,817)      (71,160)       (98,334)
                                              -----------      --------   ------------
                                                  410,227       133,779        417,565

Investments in and advances to associated
  companies                                        24,653             -         26,327
Notes receivable                                        -       141,000              -
Deferred charges, net                              15,849         6,661         15,148
Other non-current assets                            3,349             -          3,100
Intangibles, net                                  154,190        37,567        155,295
                                              -----------      --------   ------------
                                              $ 1,020,042      $513,671     $1,038,293
                                              ===========      ========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Current portion of long-term debt            $     3,849      $  1,431     $    4,051
 Trade accounts payable                            58,645        21,440         66,098
 Accrued salaries and employee benefits            21,755         6,895         28,085
 Accrued liabilities                               46,918         1,629         39,504
 Income taxes payable                                 497             -          1,748
                                              -----------      --------   ------------

       Total current liabilities                  131,664        31,395        139,486

Long-term debt                                    671,929       360,004        682,926
Other long-term liabilities                        26,490             -         26,647
Deferred income taxes                              61,811        18,486         61,357

Stockholders' equity:
 Common stock                                         122           121            122
 Contributed capital in excess of par
   value                                           39,019        35,980         38,987
 Retained earnings                                 84,103        69,932         81,861
 Treasury stock, at cost                           (2,247)       (2,247)        (2,247)
 Accumulated other comprehensive income             7,151             -          9,154
                                              -----------      --------   ------------

       Total stockholders' equity                 128,148       103,786        127,877
                                              -----------      --------   ------------
                                              $ 1,020,042      $513,671     $1,038,293
                                              ===========      ========   ============

*Condensed from audited financial statements.
           See accompanying notes to consolidated financial statements.

                                GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (Amounts in thousands except per share data)

                                                                  Three Months Ended
                                                           -----------------------------
                                                             January 2,     December 27,
                                                                1999            1997
                                                             ----------      ---------
Net sales                                                    $  246,035      $ 127,147
Cost of sales                                                   218,171        117,351
                                                             ----------      ---------
Gross profit                                                     27,864          9,796
Selling, general and administrative expenses                      9,599          3,387
Amortization of goodwill                                          1,132            421
                                                             ----------      ---------
Operating income                                                 17,133          5,988

Interest expense                                                 14,956          3,500

Income from associated companies                                 (1,315)             -
Bridge financing interest expense                                     -            379
Loss on foreign currency hedges                                       -          2,745
                                                             ----------       --------
Income (loss) before income taxes and extraordinary loss          3,492           (636)
Income tax expense (benefit):
   Current                                                        1,390           (851)
   Deferred                                                        (140)           325
                                                             ----------      ---------
Income (loss) before extraordinary loss                           2,242           (110)
Extraordinary loss from debt refinancing,
  net of taxes of $332                                                -           (524)
                                                            -----------      ----------
Net income (loss)                                           $     2,242      $    (634)
                                                            ===========      ==========
Net income per common share:
Basic:
   Average common shares outstanding                             11,841         11,664
   Income (loss) per share before extraordinary loss        $       .19      $    (.01)
   Extraordinary loss from debt refinancing                           -           (.04)
                                                            -----------      ---------
   Net income (loss) per common share - Basic               $       .19      $    (.05)
                                                            ===========      =========
Diluted:
   Average common shares outstanding                             11,968          12,036
   Income(loss) per share before extraordinary loss         $       .19      $    (.01)
   Extraordinary loss from debt refinancing                           -           (.04)
                                                            -----------      ---------
   Net income (loss) per common share - Diluted             $       .19      $    (.05)
                                                            ===========      =========


           See accompanying notes to consolidated financial statements.

                                GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Amounts in thousands)

                                                                  Three Months Ended
                                                              -------------------------
                                                               January 2,  December 27,
                                                                  1999         1997
                                                              -----------  -----------
Cash flows from operating activities:
 Net income (loss)                                             $  2,242     $   (634)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation of property, plant and equipment                 10,643        3,698
   Amortization of intangible assets                              1,132          421
   Amortization of deferred charges                                 588           52
   Deferred income taxes                                           (140)         325
   Non-cash compensation                                             20           97
   (Gain)/loss on disposals of property, plant
     and equipment                                                 (187)          20
   Undistributed income from associated companies                (1,315)           -
   Extraordinary loss from debt refinancing                           -          524
 Changes in assets and liabilities (net of acquisition):
   (Increase)/decrease in accounts receivable - net               1,588       (5,937)
   (Increase)/decrease in sundry notes & accounts receivable      1,351         (267)
   (Increase)/decrease in inventories                             2,144       (3,417)
   (Increase)/decrease in prepaid expenses and other
     current assets                                                (712)       1,096
   (Increase)/decrease in other non current assets                 (280)           -
   (Decrease)/increase in accounts payable - trade               (7,433)      (2,048)
   (Decrease)/increase in accrued liabilities                       998       (4,508)
   (Decrease)/increase in income taxes payable                   (1,172)      (1,104)
   (Decrease)/increase in other long-term liabilities              (311)           -
                                                               --------     --------
Net cash provided by (used in) operating activities               9,156      (11,682)

Cash flows from investing activities:
 Property, plant and equipment expenditures                      (7,440)      (8,086)
 Proceeds from sale of property, plant and equipment              3,453           34
 Issuance of notes receivable                                         -     (141,000)
 Dividends received from associated companies                     2,972            -
 Other                                                              (97)        (107)
                                                                -------      -------
Net cash provided by (used in) investing activities              (1,112)    (149,159)

Cash flows from financing activities:
 Increase/(decrease) in revolving line of credit                 (3,500)      16,400
 Principal payments on long-term debt                           (10,436)    (189,509)
 Issuance of long-term debt                                       2,830      344,508
 Increase in common stock                                            12            6
 Payment of bank fees and loan costs                             (1,252)      (6,643)
                                                                -------       ------
Net cash provided by (used in) financing activities             (12,346)     164,762

Effect of exchange rate changes on cash and cash equivalents         72            -
                                                                -------     --------
Net increase/(decrease) in cash and cash equivalents             (4,230)       3,921

Cash and cash equivalents at beginning of period                 19,946        2,277
                                                                -------     --------
Cash and cash equivalents at end of period                      $15,716     $  6,198
                                                                =======     ========

           See accompanying notes to consolidated financial statements.

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of January 2, 1999 and the results of operations and cash flows for the periods ended January 2, 1999 and December 27, 1997. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

NOTE B - BUSINESS ACQUISITIONS

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group ("Swift Denim"), Klopman International S.p.A. ("Klopman") and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities. The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair value of approximately $539.2 million and assumed liabilities of approximately $193.4 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $121.1 million for the excess purchase price (including assumed liabilities) over the fair market value of

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)

NOTE B - BUSINESS ACQUISITIONS (CONTINUED)

the assets acquired. Goodwill is being amortized over a 40-year period. The results of operations of the Acquired Business have been included in the consolidated financial statements from the date of the Acquisition.

The following unaudited pro forma results of operations assumes that the Acquisition of the Apparel Business of Dominion had occurred at the beginning of fiscal 1998. These pro forma results give effect to certain adjustments, including depreciation of property, plant and equipment, amortization of the cost of the Acquisition in excess of net assets acquired and interest expense resulting from the acquisition and related financing. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combination been in effect on the dates indicated or which may occur in the future.
                                                     Three Months Ended
                                                      December 27, 1997
                                                     -------------------
                                            (in thousands except per share data)

Net sales                                               $  261,343
Loss before extraordinary item                          $   (2,581)
Loss before extraordinary item
  per share - diluted                                   $     (.21)
Net loss                                                $   (3,105)
Net per share - diluted                                 $     (.21)

NOTE C - INVENTORIES

The components of inventory at January 2, 1999, December 27, 1997 and October 3, 1998 consisted of the following (in thousands):


                                    January 2,     December 27,       October 3,
                                       1999           1997              1998
                                    ----------     ------------      -----------
  Raw materials                      $ 11,974         $ 1,729        $  13,029
  Stock in process                     29,456          18,582           34,554
  Produced goods                      146,114          77,157          142,015
  Dyes, chemicals and supplies         13,055           5,819           13,011
                                     --------         -------        ---------
                                      200,599         103,287          202,609
  Less LIFO and other reserves        (16,856)         (7,353)         (17,112)
                                     --------         -------        ---------
                                     $183,743         $95,934        $ 185,497
                                     ========         =======        =========

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)

NOTE D - LONG-TERM DEBT

On December 23, 1998, the Company amended its Senior Credit Facility with its current bank group lead by First Union National Bank, as agent and lender. Under the Senior Credit Facility, as amended, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the
Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate of federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios or
(B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios.

NOTE E - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                           Quarters Ended
                                                     ---------------------------
                                                     January 2,     December 27,
                                                        1999            1997
                                                     -----------    ------------

Numerator:
   Income (loss) before extraordinary item           $    2,242      $    (110)
   Extraordinary loss                                         -           (524)
                                                     ----------      -----------
   Net income (loss)                                 $    2,242      $    (634)
                                                     ==========      ==========
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                             11,841         11,664
   Effect of dilutive securities:
     Stock options                                          127            372
                                                     ----------      ---------
   Diluted potential common shares
     denominator for diluted earnings per
     share - adjusted weighted average shares
     and assumed exercises                               11,968         12,036
                                                     ==========      =========
                                       8

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)

NOTE E - NET INCOME PER COMMON SHARE (CONTINUED)

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 246,849 shares and 2,000 shares of common stock were outstanding during the periods ended January 2, 1999 and December 27, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 15,000 shares and 338,000 shares of common stock were outstanding during the periods ended January 2, 1999 and December 27, 1997, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accountant Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

NOTE F - STOCKHOLDERS' EQUITY

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholder's equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income and foreign currency translation adjustments. The Company adopted FAS 130 on October 4, 1998. Total comprehensive income (loss) for the quarters ended January 2, 1999 and December 27, 1997 was $0.2 million and $(0.6) million, respectively.

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                            Accumulated
                     Current Year                                              Other
                     Comprehensive  Common  Contributed  Retained  Treasury Comprehensive
                         Income     Stock     Capital    Earnings    Stock     Income      Total
                         ------     -----     -------    --------    -----     ------      -----
Balance at
  October 3, 1998                   $122     $38,987     $81,861   $(2,247)    $9,154    $127,877

Issuance of 12,000
  shares of Common
  Stock upon exercise
  of options                           -          11           -         -          -          11

Compensation earned
  related to stock
  options                              -          21           -         -          -          21

Comprehensive income:
  Net income for
    January 2, 1999      $2,242        -           -       2,242         -          -       2,242
  Foreign currency
    translation
    adjustment           (2,003)       -           -           -         -     (2,003)     (2,003)
                         ------     ----     -------     -------    ------     ------    --------
  Total comprehensive
    income               $  239
                         ======
Balance at
  January 2, 1999                   $122     $39,019     $84,103   $(2,247)    $7,151    $128,148
                                    ====     =======     =======   =======     ======    ========

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)

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


                                                 January 2, 1999
                       ------------------------------------------------------------------
                                                 (in thousands)

                                                    Non-
                                    Guarantor     Guarantor
                         Parent   Subsidiaries  Subsidiaries  Eliminations   Consolidated
                         ------   ------------  ------------  ------------   ------------
Financial Position
------------------
Current assets:
  Trade accounts
    receivable          $      -    $ 129,325    $  51,820      $       -     $   181,145
  Inventories                  -      143,225       41,479           (961)        183,743
  Other current
    assets                 4,547       68,037       23,922        (49,620)         46,886
                       ---------    ---------    ---------      ----------    -----------
     Total current
       assets              4,547      340,587      117,221        (50,581)        411,774

Property, plant and
  equipment, net               -      295,704      114,523              -         410,227

Intangibles                    -      154,190            -              -         154,190

Other assets             823,919        1,964       55,033       (837,065)         43,851
                       ---------    ---------    ---------      ---------     -----------
                        $828,466    $ 792,445    $ 286,777      $(887,646)    $ 1,020,042
                        ========     ========    =========      =========     ===========

Current liabilities:
  Trade accounts
    payable             $    601    $  33,114    $  24,930      $       -     $    58,645
  Accrued
    liabilities           19,393       19,321       19,316          1,183          59,213
  Other current
    liabilities           27,095       25,713       29,351        (68,353)         13,806
                       ---------    ---------    ---------      ---------     -----------
     Total current
       liabilities        47,089       78,148       73,597        (67,170)        131,664

Long-term debt           652,563      598,413       11,603       (590,650)        671,929
Other non-current
  liabilities              7,817       65,233       17,937         (2,686)         88,301

Stockholders' equity     120,997       50,651      183,640       (227,140)        128,148
                       ---------    ---------    ---------      ---------     -----------
                        $828,466    $ 792,445    $ 286,777      $(887,646)    $ 1,020,042
                        ========    =========    =========      =========     ===========

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)

NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                            Three Months Ended January 2, 1999
                           -----------------------------------------------------------------
                                                    (in thousands)

                                                         Non
                                       Guarantor      Guarantor
                           Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                          -------     ------------  ------------  ------------  ------------
Results of Operations
---------------------
Sales                       $    -     $191,460       $ 64,709     $(10,134)      $246,035

Gross profit                     -       20,030          7,809           25         27,864

Operating income               133       11,748          5,227           25         17,133

Interest expense,
  income taxes and
    other, net              (1,267)      13,866          2,798         (506)        14,891

Net income                  $1,400     $ (2,118)      $  2,429     $    531       $  2,242


                                             Three Months Ended January 2, 1999
                          ------------------------------------------------------------------
                                                    (in thousands)

                                                        Non-
                                       Guarantor      Guarantor
                           Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                          -------     ------------  ------------  ------------  ------------
Cash Flows
----------

Cash provided by
  (used in) operating
  activities              $11,255      $  5,390       $ (9,081)       1,592       $  9,156

Cash provided by
  (used in) investing
  activities                  (11)       (6,487)         6,990       (1,604)        (1,112)

Cash provided by
  (used in) financing
  activities              (11,267)        1,252         (2,343)          12        (12,346)

Effect of exchange
  rate change on cash
  and equivalents               -             -             72            -             72
                         --------    ----------     ----------    ---------     ----------

Net change in cash
  and cash equivalents        (23)          155         (4,362)           -         (4,230)

Cash and cash
  equivalents at
  beginning of period         114         8,326         11,506            -         19,946
                         --------    ----------     ----------    ---------     ----------

Cash and cash
  equivalents at end
  of period              $     91    $    8,481     $    7,144    $       -     $   15,716
                         ========    ==========     ==========    =========     ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, weather-related delays, general economic conditions and other risks and uncertainties that may be detailed herein or in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

SIGNIFICANT EVENTS

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group, the Klopman Group and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities(see Liquidity and Capital Resources below). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes")to repay portions of such credit facilities.

RESULTS OF OPERATIONS

The Company's operations are primarily classified into two operating segments:
(1) apparel fabrics, consisting of cotton casuals, denim, corduroy and uniform fabrics and (2) home fabrics. Results for the three month periods ended January 2, 1999 and December 27, 1997 for each segment are shown below:

                                                        Three Months Ended
                                                        ------------------
                                                      1/2/99        12/27/97
                                                      ------        --------
                                                  (dollar amounts in millions)
Net Sales to External Customers
-------------------------------
  Apparel fabrics                                    $  237.3         $  113.7
  Home fabrics                                            8.7             13.4
                                                      -------         --------
      Total net sales                                $  246.0         $  127.1
                                                     ========         ========

Operating Income Per Segment
----------------------------
  Apparel fabrics                                    $   16.5          $   5.1
    % of Apparel Fabrics Net Sales                        7.0%             4.5%
  Home fabrics                                       $     .6          $    .9
    % of Home Fabrics Net Sales                           6.5%             6.5%
                                                     ---------         --------
  Total                                              $   17.1          $   6.0
    % of Total Net Sales                                  7.0%             4.7%

NET SALES

Net sales for the December quarter 1998 (first quarter of fiscal 1999) were $246.0 million as compared to $127.1 million for the December quarter 1997 (first quarter of fiscal 1998). The increase in net sales of $118.9 million primarily resulted from $121.2 million of net sales attributable to the Acquisition and a $1.0 million increase in net sales from the apparel fabrics segment, partially offset by a $4.7 million decrease in net sales from the home fabrics segment.

Apparel fabrics' net sales for the December quarter 1998 were $237.3 million, a $123.6 million increase over the December quarter 1997 net sales of $113.7 million. The increase in net sales is primarily attributable to the addition of Swift Denim's net sales of $82.2 million and Klopman's net sales of $39.0 million for the December quarter 1998. The remaining $2.4 million of the increase in apparel fabrics' net sales was due to higher net sales of woven sportswear, partially offset by lower net sales of corduroy. Sales of denim are currently lower than those in historical periods due to the softness in the current retail environment. The Company currently expects that sales of denim will rebound in the June quarter 1999, although there can be no assurances that this will occur.

Home fabrics net sales for the December quarter 1998 were $8.7 million as compared to $13.5 million for the December quarter 1997. The decline in net sales reflects a softness in the home fashion markets in which the Company participates.

OPERATING INCOME

Operating income for the December quarter 1998 was $17.1 million as compared to $6.0 million for the December quarter 1997. The increase in apparel fabrics operating income margins primarily was a result of the Acquisition in January 1998, partially offset by decreased operating income from the Company's other apparel fabrics business mostly due to lower net corduroy sales resulting from a weaker corduroy market in the December quarter 1998. Swift Denim's lower net sales has adversely impacted its absorption of fixed costs resulting in lower operating income than in historical periods. Home fabrics operating income remained consistent for the December quarter 1998 compared to the December quarter 1997.

INTEREST EXPENSE

Interest expense was $15.0 million for the December quarter 1998 compared to $3.5 million for the December quarter 1997. The increase in interest expense was primarily due to $11.6 million of added interest expense on additional indebtedness incurred to finance the Acquisition.

NET INCOME AND NET INCOME PER SHARE

Net income for the December quarter 1998 was $2.2 million or $.19 per common share, compared to a net loss for the December quarter 1997 of $0.6 million or $.05 per common share. December quarter 1997 results included nonrecurring charges related to the Acquisition of $4.0 million pre-tax or $.20 per common share. Excluding the nonrecurring charges, the Company reported income before nonrecurring items for the December quarter 1997 of $1.8 million or $.15 per common share.

ORDER BACKLOG
The Company's order backlog at January 2, 1999 was $168.7 million, a 37% decrease from the December 27, 1997 backlog, adjusted for the Acquisition, of $268.6 million. Many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that as this trend continues amongst its customers, order backlogs will decline and may not provide as meaningful information in regards to the Company's future sales as in the past.

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

Loan B is repayable in 24 quarterly payments of $387,500 until March 27, 2004 and, thereafter, four quarterly payments of $36,425,000 until Term Loan B's maturity on April 2, 2005 and (ii) Term Loan C is repayable in 28 quarterly payments of $275,000 until April 2, 2005 and, thereafter, four quarterly payments of $25,575,000 until Term Loan C's maturity on April 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or
(ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios or
(B) with respect to Term Loan C, either (i) (a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios.

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

The Senior Credit Facility contains certain covenants, including, without limitation, those limiting the Company's and its subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, make certain investments or pay dividends. In addition, the Senior Credit Facility requires the Company to meet certain financial ratio tests and limits the amount of capital expenditures which the Company and its subsidiaries may make in any fiscal year. In connection with the current sales environment for denim products, the Company and its lenders amended certain covenants within the Company's Senior Credit Facility in December 1998. The amendment eased the "adjusted leverage ratio" and the "adjusted fixed charge coverage" covenants consistent with the Company's current expectations.

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

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998 with the Pension Benefit Guaranty Corporation ("PBGC"), the Company will provide $5.0 million additional funding to three defined benefit pension plans previously sponsored by Dominion, $3.0 million of which was paid at the closing of the Acquisition and the remaining $2.0 million of which is to be paid in installments over the succeeding two years. The Pension Funding Agreement also gives the PBGC a priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, either (i) the pension plans are fully funded for two consecutive years or (ii) the Company receives an investment grade rating on its debt.

For the three months of fiscal 1999, the Company spent approximately $7.4 million for capital expenditures. The Company expects to spend approximately $27.0 million for capital expenditures in fiscal 1999. The Company anticipates that approximately $11.7 million will be used to increase the Company's capacity while the remaining $15.3 million will be used to maintain existing capacity. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving line of credit under the Senior Credit Facility.

Working capital increased approximately $116.8 million to $280.1 million at January 2, 1998 as compared to $163.3 million at December 27, 1997. Approximately $98.4 million of the increase occurred as a result of the Acquisition and related refinancings. The remaining $18.4 million of the increase primarily reflects seasonal changes in business for the Acquired Business since January 29, 1998.

The Company anticipates that cash requirements including working capital and capital expenditure needs will be met through funds generated from operations and through revolving credit borrowings under the Company's Senior Credit Facility. In addition, from time to time, the Company uses borrowings under secured and unsecured bank loans, through capital leases or through operating leases for various equipment purchases.

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

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the Euro. Between January 1, 1999 and December 31, 2001, the Euro will be used solely for non-cash transactions. During this time period, the Euro will be traded on currency exchanges and will be the basis of valuing legacy currencies. The legacy currencies will continue to be legal tender. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions, and no later than July 1, 2002, will withdraw all bills and coins denominated in the legacy currencies. The legacy currencies will then no longer be legal tender for any transactions.

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

The Company's Euro conversion plan provides for the invoicing of products in both local currencies and Euro beginning January 1, 1999. However, the conversion of the Company's financial reporting and information systems will not begin until the Company's 2000 fiscal year. The Company believes that the Euro conversion will be completed prior to the beginning of its 2001 fiscal year and that the costs related to the conversion will not be material to the Company's operating results or liquidity although no assurances can be made in this regard.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company's market risk sensitive instruments by major category at October 3, 1998 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

FOREIGN CURRENCY EXPOSURES

The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. Foreign currency options and forward contracts and natural offsets are used to hedge against the earnings effects of such fluctuations. As of January 2, 1999, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

COTTON COMMODITY EXPOSURES

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. Due to decreases in the spot rate and quoted futures contract prices of cotton between the Company's fiscal year ended October 3, 1998 and January 2, 1999, a 10% decline in market prices as of January 2, 1999 would have an additional negative impact on the value of outstanding contracts of $10.3 million compared to the Company's fiscal year end.

INTEREST RATE EXPOSURES

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The fair values of the agreements are not materially different from the notional values as of January 2, 1999.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term assets and commitments. These short-term assets and commitments principally relate to accounts receivable and trade payable positions and fixed asset purchase obligations. Unrealized gains and losses related to outstanding forward exchange contracts at January 2, 1999 are not material.

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



                                         Galey & Lord, Inc.
                                     ---------------------------
                                             (Registrant)




                                    /s/ Michael R. Harmon
                                    ------------------------------
                                    Michael R. Harmon
                                    Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer), Treasurer
                                    and Secretary




February 12, 1999
-----------------
      Date

                                  EXHIBIT INDEX


Exhibit                                                          Sequential
Number      Description                                           Page No.
-------     -----------                                          ----------

11          Statement Regarding Computation
            of Per Share Earnings

27          Financial Data Schedule