Form 10-Q
period 1999-04-03
GALEY & LORD INC
filed 1999-05-18
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999
                               -------------

                                       OR

_______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ________________

Commission File Number 0-20080
                       -------

                               GALEY & LORD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
      --------------------------------           --------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
----------------------------------------         --------------------
(Address of principal executive offices)               Zip Code

                                  212/465-3000
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 11,902,917 shares as of May 17, 1999.

                                                        Exhibit Index at page 31

                                      INDEX

                               GALEY & LORD, INC.


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets --                            3
               April 3, 1999, March 28, 1998
               and October 3, 1998

               Consolidated Statements of Income --                      4
               Three and six months ended April 3, 1999
               and March 28, 1998

               Consolidated Statements of Cash Flows --                  5
               Six months ended April 3, 1999
               and March 28, 1998

               Notes to Consolidated Financial Statements --          6-16
               April 3, 1999

Item 2.        Management's Discussion and Analysis of               17-27
               Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative Disclosures About           28
               Market Risk

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.        Legal Proceedings                                        29

Item 2.        Changes in Securities                                    29

Item 3.        Defaults upon Senior Securities                          29

Item 4.        Submission of Matters to a Vote of Security              29
               Holders

Item 5.        Other Information                                        29

Item 6.        Exhibits and Reports on Form 8-K                         29


SIGNATURES                                                              30
----------


EXHIBIT INDEX                                                           31
-------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                GALEY & LORD, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                           (Dollar amounts in thousands)

                                                                          April 3,            March 28,             OCTOBER 3,
                                                                            1999                1998                 1998
ASSETS                                                                  (Unaudited)          (Unaudited)                *
                                                                        -----------          -----------            -----------

Current assets:
  Cash and cash equivalents                                        $          9,576     $         16,505       $         19,946
  Trade accounts receivable                                                 183,875              197,388                183,192
  Sundry notes and accounts receivable                                        4,182               11,946                 12,166
  Inventories                                                               179,653              178,591                185,497
  Income taxes receivable                                                     5,163                    -                  4,348
  Deferred income taxes                                                      14,240               13,350                 11,370
  Prepaid expenses and other current assets                                   3,076                5,751                  4,339
                                                                   ----------------     ----------------       ----------------

         Total current assets                                               399,765              423,531                420,858

Property, plant and equipment, at cost                                      511,481              490,115                515,899
Less accumulated depreciation and
  amortization                                                             (117,514)             (78,639)               (98,334)
                                                                   ----------------     ----------------       ----------------
                                                                            393,967              411,476                417,565

Investments in and advances to associated
  companies                                                                  25,334               23,609                 26,327
Deferred charges, net                                                        15,192               15,743                 15,148
Other non-current assets                                                      1,333                1,078                  3,100
Intangibles, net                                                            157,626              169,593                155,295
                                                                   ----------------     ----------------       ----------------
                                                                   $        993,217     $      1,045,030       $      1,038,293
                                                                   ================     ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                $          3,607     $          4,250       $          4,051
  Trade accounts payable                                                     59,557               63,981                 66,098
  Accrued salaries and employee benefits                                     23,615               26,725                 28,085
  Accrued liabilities                                                        34,787               54,883                 39,504
  Income taxes payable                                                        1,349                   14                  1,748
                                                                   ----------------     ----------------       ----------------

          Total current liabilities                                         122,915              149,853                139,486

Long-term debt                                                              665,484              698,059                682,926
Other long-term liabilities                                                  23,797               24,251                 26,647
Deferred income taxes                                                        59,703               64,161                 61,357

Stockholders' equity:
  Common stock                                                                  122                  121                    122
  Contributed capital in excess of par
    value                                                                    39,087               37,281                 38,987
  Retained earnings                                                          82,997               74,028                 81,861
  Treasury stock, at cost                                                    (2,247)              (2,247)                (2,247)
  Accumulated other comprehensive income                                      1,359                 (477)                 9,154
                                                                   ----------------     ----------------       ----------------

          Total stockholders' equity                                        121,318              108,706                127,877
                                                                   ----------------     ----------------       ----------------
                                                                   $        993,217     $      1,045,030       $      1,038,293
                                                                   ================     ================       ================

*Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                                                GALEY & LORD, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Amounts in thousands except per share data)

                                                                      Three Months Ended                  Six Months Ended
                                                                      April 3,      March 28,            April 3,         March 28,
                                                                       1999               1998           1999               1998
                                                                  -------------      ------------     ------------     ---------
Net sales                                                         $    237,433          $ 237,645        $ 483,468    $     364,792
Cost of sales                                                          215,227            203,529          435,098          320,880
                                                                   -----------      -------------    -------------    -------------
Gross profit                                                            22,206             34,116           48,370           43,912
Selling, general and administrative
  expenses                                                               8,932             10,523           16,831           13,910
Amortization of goodwill                                                 1,285                952            2,417            1,373
                                                                   -----------      -------------    -------------    -------------
Operating income                                                        11,989             22,641           29,122           28,629
Interest expense                                                        15,219             12,629           30,175           16,129

Income from associated companies                                        (1,112)              (832)          (2,427)            (832)

Bridge financing interest expense                                            -              3,549                -            3,928
Loss on foreign currency hedges                                              -                  -                -            2,745
                                                                   -----------        -----------    -------------    -------------
Income (loss) before income taxes and
  extraordinary loss                                                    (2,118)             7,295            1,374            6,659

Income tax expense (benefit):
   Current                                                                (318)             3,161            1,072            2,310
   Deferred                                                               (694)                38             (834)             363
                                                                   -----------      -------------    -------------    -------------
Income (loss) before extraordinary loss                                 (1,106)             4,096            1,136            3,986
Extraordinary loss from debt refinancing,
  net of taxes of $332                                                       -                  -                -             (524)
                                                                  ------------      -------------    -------------    -------------

Net income (loss)                                                 $     (1,106)          $ 4,096          $ 1,136       $     3,462
                                                                  ============           =======          =======     =============

Net income per common share:
Basic:
    Average common shares outstanding                                   11,875            11,682           11,858            11,673

    Income (loss) per share before
      extraordinary loss                                          $       (.09)           $  .35            $ .10             $ .34

    Extraordinary loss from debt
      refinancing                                                            -                  -                -             (.04)
                                                                  ------------      -------------    -------------     -----------

    Net income (loss) per common share -      Basic               $      (.09)            $ .35            $ .10          $     .30
                                                                  ===========             =====            =====        ===========

Diluted:
    Average common shares outstanding                                  11,936            12,088           11,964             12,071
    Income(loss) per share before
      extraordinary loss                                          $      (.09)            $ .34            $ .09          $     .33

    Extraordinary loss from debt
      refinancing                                                            -                  -                -             (.04)
                                                                  ------------      -------------    -------------     -----------
    Net income (loss) per common share -      Diluted             $      (.09)      $       .34            $ .09              $ .29
                                                                  ===========       ============           =====              =====




          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                                     Six Months Ended
                                                                                             ---------------------------------
                                                                                                  April 3,           March 28,
                                                                                                    1999                1998
                                                                                             ----------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                                        $         1,136      $         3,462
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation of property, plant and equipment                                                  20,839               11,384
     Amortization of intangible assets                                                               2,417                1,373
     Amortization of deferred charges                                                                1,216                2,475
     Deferred income taxes                                                                            (834)                 363
     Non-cash compensation                                                                              76                  782
     (Gain)/loss on disposals of property, plant
       and equipment                                                                                  (229)                 221
     Undistributed income from associated companies                                                 (2,427)                (832)
     Extraordinary loss from debt refinancing                                                            -                  524
  Changes in assets and liabilities (net of acquisition):
     (Increase)/decrease in accounts receivable - net                                               (3,042)             (40,742)
     (Increase)/decrease in sundry notes & accounts receivable                                       7,584               14,441
     (Increase)/decrease in inventories                                                              4,418               (5,125)
     (Increase)/decrease in prepaid expenses and other
       current assets                                                                                1,078                5,301
     (Increase)/decrease in other non current assets                                                    25                3,391
     (Decrease)/increase in accounts payable - trade                                                (4,907)              (2,039)
     (Decrease)/increase in accrued liabilities                                                     (7,965)                 230
     (Decrease)/increase in income taxes payable                                                    (1,213)                 141
     (Decrease)/increase in other long-term liabilities                                               (395)               2,015
                                                                                           ---------------      ---------------

Net cash provided by (used in) operating activities                                                 17,777               (2,635)

Cash flows from investing activities:
  Acquisition of business - net of cash acquired                                                         -             (456,908)
  Property, plant and equipment expenditures                                                       (16,886)             (15,029)
  Proceeds from sale of property, plant and equipment                                                3,853                4,041
  Other                                                                                              3,384                  373
                                                                                           ---------------        -------------

Net cash provided by (used in) investing activities                                                 (9,649)            (467,523)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                                                   (4,100)              (2,200)
  Principal payments on long-term debt                                                             (13,026)            (814,802)
  Issuance of long-term debt                                                                             -            1,319,008
  Increase in common stock                                                                              24                  622
  Payment of bank fees and loan costs                                                               (1,185)             (18,242)
                                                                                           ---------------      ---------------

Net cash provided by (used in) financing activities                                                (18,287)             484,386

Effect of exchange rate changes on cash and cash equivalents                                          (211)                   -
                                                                                              -------------      ---------------

Net increase/(decrease) in cash and cash equivalents                                               (10,370)              14,228

Cash and cash equivalents at beginning of period                                                    19,946                2,277
                                                                                             --------------      ---------------

Cash and cash equivalents at end of period                                                  $        9,576      $        16,505
                                                                                            ===============      ===============


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of April 3, 1999 and the results of operations and cash flows for the periods ended April 3, 1999 and March 28, 1998. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE B - BUSINESS ACQUISITIONS

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group ("Swift Denim"), Klopman International S.p.A. ("Klopman") and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities. The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair value of approximately $585.9 million and assumed liabilities of approximately $191.5 million. The Company has

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)


NOTE B - BUSINESS ACQUISITIONS (CONTINUED)

finalized the allocation of the fixed portion of the purchase price and has recorded goodwill of approximately $72.5 million for the excess purchase price (including assumed liabilities) over the fair market value of the assets acquired. As of April 3, 1999, the Company and Polymer have not completed the final cash settlement related to the Acquisition. The results of operations of the Acquired Business have been included in the consolidated financial statements from the date of the Acquisition.

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

                                                  Six Months Ended
                                                   March 28, 1998
                                                   --------------
                                           (in thousands except per share data)

Net sales                                        $        528,105
Loss before extraordinary item                   $         (4,906)
Loss before extraordinary item
  per share - diluted                            $           (.41)
Net loss                                         $         (5,430)
Net per share - diluted                          $           (.45)

NOTE C - INVENTORIES

The components of inventory at April 3, 1999, March 28, 1998 and October 3, 1998 consisted of the following (in thousands):


                                                                April 3,              March 28,                   October 3,
                                                                  1999                  1998                         1998
                                                           ---------------          -----------------         --------------
   Raw materials                                           $        10,122          $          12,396         $       13,029
   Stock in process                                                 22,710                     38,814                 34,554
   Produced goods                                                  144,090                    123,728                142,015
   Dyes, chemicals and supplies                                     17,237                     13,168                 13,011
                                                           ---------------          -----------------         --------------
                                                                   194,159                    188,106                202,609
   Less LIFO and other reserves                                    (14,506)                    (9,515)               (17,112)
                                                           ---------------          -----------------         --------------
                                                           $       179,653          $         178,591         $      185,497
                                                           ===============          =================         ==============

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)


NOTE D - LONG-TERM DEBT

On December 23, 1998, the Company amended its Senior Credit Facility with its current bank group led by First Union National Bank, as agent and lender. Under the Senior Credit Facility, as amended, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the
Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios or
(B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios. The Company is currently in compliance with its restrictive debt covenants. However, given the current apparel environment it is likely that the Company could violate one of its restrictive covenants within the next twelve months. The Company is evaluating its alternatives in the event it is unable to comply with its restrictive covenants in the near term. The alternatives include, but are not limited to, obtaining waivers for possible future violations, amending the covenants or refinancing the Company's Senior Credit Facility. If it becomes necessary to obtain waivers or amendments, the Company does not expect that these alternatives would have a material impact on future results of operations. However, should it become necessary to refinance the Company's Senior Credit Facility, the Company may incur costs and expenses and debt extinguishment losses.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)


NOTE E - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                      Three Months Ended                 Six Months Ended
                                                                 ------------------------------   ---------------------------
                                                                    April 3,        March 28,       April 3,        March 28,
                                                                     1999             1998              1999           1998
                                                                 ------------     -------------   -------------   -----------
Numerator:
     Income (loss) before extraordinary
     item                                                          $   (1,106)    $      4,096     $      1,136    $    3,986
     Extraordinary loss                                                     -                -                -          (524)
                                                                 ------------     ------------     ------------    ----------
     Net income (loss)                                           $     (1,106)    $      4,096     $      1,136    $    3,462
                                                                 ============     ============     ============    ==========

Denominator:
     Denominator for basic earnings per share - weighted
average shares                                                         11,875           11,682           11,858        11,673
     Effect of dilutive securities:
       Stock options                                                       61              406              106           398
                                                                 ------------     ------------     ------------    ----------
     Diluted potential common shares
       denominator for diluted earnings per share -
adjusted weighted  average shares and assumed  exercises               11,936           12,088           11,964      12,071
                                                                 ============     ============     ============    ========


Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 880,299 shares and 3,000 shares of common stock were outstanding during the three months ended April 3, 1999 and March 28, 1998, respectively, and options to purchase 561,649 shares and 2,000 shares of common stock were outstanding during the six months ended April 3, 1999 and March 28, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 15,000 shares and 251,000 shares of common stock were outstanding during the three months ended April 3, 1999 and March 28, 1998, respectively, and options to purchase 15,000 shares and 266,166 shares of common stock were outstanding during the six months ended April 3, 1999 and March 28, 1998, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accountant Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)


NOTE F - STOCKHOLDERS' EQUITY

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholder's equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income (loss) and foreign currency translation adjustments. The Company adopted FAS 130 on October 4, 1998. Total comprehensive income (loss) for the three and six months ended April 3, 1999 was $(6.9) million and $(6.7) million, respectively, and for the three and six months ended March 28, 1998 was $4.5 million and $3.9 million, respectively.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                                                     Accumulated
                          Current Year                                                                 Other
                          Comprehensive     Common      Contributed     Retained      Treasury      Comprehensive
                             Income          Stock        Capital       Earnings        Stock          Income         Total
                             ------          -----        -------       --------        -----          ------         -----
Balance at
   October 3, 1998                           $122         $38,987        $81,861        $(2,247)        $9,154     $ 127,877

Issuance of 26,700
  shares of Common
  Stock upon exercise
  of options                                   -              24              -              -               -           24

Issuance of 3,530
  shares of Restricted
  Common Stock                                 -              30              -              -               -           30

Compensation earned
  related to stock
  options                                      -              46           -                 -               -           46

Comprehensive income:
  Net income for six
    months ended
    April 3, 1999       $    1,136             -               -          1,136              -               -        1,136
  Foreign currency
    translation
    adjustment              (7,795)            -               -              -              -          (7,795)      (7,795)
                            ------          ----         -------     ----------         ------         -------  -----------
  Total comprehensive
    income                 $(6,659)
                           =======
Balance at
  April 3, 1999                          $   122         $39,087     $82,997           $(2,247)        $ 1,359  $ 121,318
                                         =======         =======     =======           =======         =======  =========


                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)


NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following summarizes condensed consolidating financial information for the Company, segregating Galey and Lord, Inc. (the "Parent") and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and guarantees are full, unconditional and joint and several to the maximum extent permitted by law. Separate financial statements of each of the guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors.


                                                                         April 3, 1999
                                    ---------------------------------------------------------------------------------------------
                                                                        (in thousands)

                                                                              Non-
                                                       Guarantor            Guarantor
                                      Parent         Subsidiaries         Subsidiaries      Eliminations        Consolidated
                                      ------         ------------         ------------      ------------        ------------
Financial Position
------------------
Current assets:
   Trade accounts
     receivable                     $         -     $      134,920      $       48,955        $            -     $        183,875
   Inventories                                -            139,072              43,016                (2,435)             179,653
   Other current
     assets                               3,694             84,370              17,818               (69,645)              36,237
                                   ------------     --------------      --------------        --------------     ----------------
       Total current
        assets                            3,694            358,362             109,789               (72,080)             399,765

Property, plant and
  equipment, net                              -            288,859             105,108                     -              393,967

Intangibles                                   -            157,626                   -                     -              157,626

Other assets                            832,610              8,840              55,218              (854,809)              41,859
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   836,304     $      813,687      $      270,115        $     (926,889)    $        993,217
                                    ===========     ==============      ==============        ==============     ================

Current liabilities:
   Trade accounts
     payable                        $         -     $       36,072      $       25,065        $       (1,580)    $         59,557
   Accrued
     liabilities                         21,847             21,695              14,466                   394               58,402
   Other current
     liabilities                         35,396             27,235              30,983               (88,658)               4,956
                                   ------------     --------------      --------------        --------------     ----------------
       Total current
         liabilities                     57,243             85,002              70,514               (89,844)             122,915

Long-term debt                          651,338            616,702               6,455              (609,011)             665,484
Other non-current
  liabilities                             6,405             69,304              16,049                (8,258)              83,500

Stockholders' equity                    121,318             42,679             177,097              (219,776)             121,318
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   836,304     $      813,687      $      270,115        $     (926,889)    $        993,217
                                    ===========     ==============      ==============        ==============     ================


                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (Unaudited)



NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)



                                                                              March 28, 1998
                                    ---------------------------------------------------------------------------------------------
                                                                             (in thousands)

                                                     Guarantor        Non-Guarantor
                                       Parent       Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                  -------------     -------------    -------------    --------------    -------------
Financial Position
------------------

Current assets:
    Trade accounts
      receivable                   $          -       $   151,587     $   45,801     $            -   $     197,388
    Inventories                               -           141,353         37,551               (313)        178,591
    Other current
      assets                             55,686            22,561         24,888            (55,583)         47,552
                                   ------------     -------------    -----------          ---------   -------------
          Total current
            assets                       55,686           315,501        108,240            (55,896)        423,531

Property, plant and
  equipment, net                              -           300,647        110,829                  -         411,476

Intangibles                               8,756           160,837              -                  -         169,593
Other assets                            782,357               275         24,687           (766,889)         40,430
                                   ------------     -------------     ----------     --------------   -------------

                                   $    846,799       $   777,260      $ 243,756     $     (822,785)  $   1,045,030
                                   ============       ===========      =========     ==============   =============

Current liabilities:
    Trade accounts
      payable                      $        437       $    36,998      $  26,546     $            -   $      63,981
    Accrued
      liabilities                        36,546            32,509         13,106               (553)         81,608
    Other current
      liabilities                         1,988            33,389         24,505            (55,618)          4,264
                                   ------------       -----------      ---------    ---------------   -------------
          Total current
            liabilities                  38,971           102,896         64,157            (56,171)        149,853


Long-term debt                          690,124           563,500         37,435           (593,000)        698,059
Other non-current
  liabilities                                 -            76,552         12,152               (292)         88,412

Stockholders' equity                    117,704            34,312        130,012           (173,322)        108,706
                                   ------------       -----------      ---------     --------------   -------------

                                   $   846,799        $   777,260      $ 243,756     $     (822,785)  $   1,045,030
                                   ===========        ===========      =========    ===============   =============


                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (Unaudited)


NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)





                                                                 Three Months Ended April 3, 1999
                                   --------------------------------------------------------------------------------------------
                                                                          (in thousands)

                                                                              Non
                                                      Guarantor            Guarantor
                                    Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                    ------          ------------         ------------         ------------         ------------
Results of Operations
---------------------

Sales                              $      -        $     184,650        $      62,943       $    (10,160)         $     237,433

Gross profit                             35               13,886                8,182                103                 22,206

Operating income                         40                6,515                5,468                (34)                11,989

Interest expense,
  income taxes and
    other, net                         (547)              13,249                2,460             (2,067)                13,095

Net income (loss)                  $    587        $      (6,734)       $       3,008       $      2,033          $      (1,106)




                                                           Six Months Ended April 3, 1999
                                   --------------------------------------------------------------------------------------------
                                                                   (in thousands)

                                                                              Non
                                                      Guarantor            Guarantor
                                    Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                    ------          ------------         ------------         ------------         ------------
Results of Operations
---------------------

Sales                              $      -        $     376,110        $     127,652       $    (20,294)         $     483,468

Gross profit                             35               32,216               15,991                128                 48,370

Operating income                        173               18,263               10,695                 (9)                29,122

Interest expense,
  income taxes and
    other, net                       (1,814)              27,115                5,258             (2,573)                27,986

Net income (loss)                  $  1,987        $      (8,852)       $       5,437       $      2,564          $       1,136


                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (Unaudited)


NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)




                                                                     Three Months Ended March 28, 1998
                                     --------------------------------------------------------------------------------------------
                                                                           (in thousands)

                                                                         Non-
                                                    Guarantor          Guarantor
                                      Parent     Subsidiaries         Subsidiaries            Eliminations         Consolidated
                                      ------     ------------         ------------            ------------         ------------
Results of Operations
---------------------

Sales                              $        -    $       196,888      $        47,635      $        (6,878)     $       237,645

Gross Profit                              (10)            27,742                6,452                  (68)              34,116

Operating Income                          (44)            18,391                3,963                  331               22,641

Interest expense and
  income taxes                            730             16,684                1,131                    -               18,545

Net income (loss)                  $     (774)   $         1,707      $         2,832      $           331      $         4,096




                                                                  Six Months Ended March 28, 1998
                                   --------------------------------------------------------------------------------------------
                                                                      (in thousands)

                                                                             Non-
                                                      Guarantor            Guarantor
                                      Parent        Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                      ------        ------------         ------------         ------------         ------------
Results of Operations
---------------------

Sales                               $        -   $       324,035      $        51,829      $       (11,072)     $       364,792

Gross Profit                               (10)           37,472                6,518                  (68)              43,912

Operating Income                           (44)           24,219                4,029                  425               28,629

Interest expense and
  income taxes                             730            23,260                1,177                    -               25,167

Net income (loss)                   $     (774)  $           959      $         2,852      $           425      $         3,462




                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (Unaudited)



NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


                                                                   Six Months Ended April 3, 1999
                                   --------------------------------------------------------------------------------------------
                                                                     (in thousands)

                                                                            Non-
                                                     Guarantor            Guarantor
                                   Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                   ------          ------------         ------------         ------------         ------------
Cash Flows

Cash provided by
  (used in) operating
  activities                    $    1,379        $      13,266        $         (91)     $       3,223     $    $      17,777

Cash provided by
  (used in) investing
  activities                         7,798              (18,513)               5,755             (4,689)                (9,649)

Cash provided by
  (used in) financing
  activities                        (9,200)                 650              (11,203)             1,466                (18,287)

Effect of exchange
  rate change on cash
  and equivalents                        -                    -                 (211)                 -                   (211)
                               -----------      ---------------      ---------------      -------------        ---------------

Net change in cash
  and cash equivalents                 (23)              (4,597)              (5,750)                 -                (10,370)

Cash and cash
  equivalents at
  beginning of period                  114                8,326               11,506                  -                 19,946
                               -----------      ---------------      ---------------      -------------        ---------------

Cash and cash
  equivalents at end
  of period                    $        91      $         3,729      $         5,756      $           -        $         9,576
                               ===========      ===============      ===============      =============        ===============

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (Unaudited)



NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)


                                                                      Six Months Ended March 28, 1998
                                   --------------------------------------------------------------------------------------------
                                                                         (in thousands)

                                                            Guarantor       Non-Guarantor
                                          Parent          Subsidiaries      Subsidiaries          Eliminations         Consolidated
                                          ------          ------------      ------------          ------------         ------------
Cash Flows

Cash provided by
    (used in) operating
    activities                        $       (320)    $       (10,063)     $         7,748      $           -    $         (2,635)

Cash provided by
    (used in) investing
    activities                            (466,071)            (13,064)              11,612                  -            (467,523)

Cash provided by
    (used in) financing
    activities                             469,391              22,335               (7,340)                 -             484,386
                                      ------------     ---------------      ---------------      --------------    ----------------
Net change in cash and     cash
equivalents                                  3,000                (792)              12,020                  -              14,228

Cash and cash     equivalents at
    beginning of period                          -               2,277                    -                  -               2,277
                                      ------------     ---------------      ---------------      --------------    ----------------

Cash and cash     equivalents at
    end of period                     $      3,000     $         1,485      $        12,020      $           -     $        16,505
                                      ============     ===============      ===============      ==============    ================

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

RESULTS OF OPERATIONS

The Company's operations are primarily classified into two operating segments:
(1) apparel fabrics, consisting of cotton casuals, denim, corduroy and uniform fabrics and (2) home fabrics. Results for the three and six month periods ended April 3, 1999 and March 28, 1998 for each segment are shown below:


                                                                  Three Months Ended                   Six Months Ended
                                                                  -------------------                  ----------------
                                                               April 3,          March 28,          April 3,       March 28,
                                                                1999              1999                1999          1999
                                                           ---------------   -----------------  ---------------   ---------
                                                                                (dollar amounts in millions)
Net Sales to External Customers
-------------------------------
  Apparel fabrics                                               $  228.6       $    225.1         $    466.0       $     338.8
  Home fabrics                                                       8.8             12.5               17.5              26.0
                                                                --------       ----------         ----------       -----------
      Total net sales                                           $  237.4       $    237.6         $    483.5       $     364.8
                                                                ========       ==========         ==========       ===========

Operating Income Per Segment
----------------------------
  Apparel fabrics                                               $   12.0         $   22.0           $   28.6        $    27.1
    % of Apparel Fabrics Net Sales                                   5.0%             9.8%               6.1%             8.0%
  Home fabrics                                                  $      -         $     .6           $     .5        $     1.5
    % of Home Fabrics Net Sales                                        -%             5.4%               3.1%             6.0%
                                                                --------         ---------          --------        ---------
  Total                                                         $   12.0         $   22.6           $   29.1        $    28.6
    % of Total Net Sales                                             5.0%             9.5%               6.0%             7.9%


NET SALES

Net sales for the March quarter 1999 (second quarter of fiscal 1999) were $237.4 million as compared to $237.6 million for the March quarter 1998 (second quarter of fiscal 1998). Net sales remained flat for the March quarter 1999 as compared to the March quarter 1998. The change in net sales reflects the inclusion in the March quarter 1999 of $32.0 million of January 1999 net sales for the Acquired Business, which was not included in the March quarter 1998 because of the timing of the Acquisition which was consummated on January 29, 1998, offset by a decline in Acquired Business net sales for the remainder of the quarter of $21.9 million, a $6.6 million decline in apparel fabrics net sales (excluding net sales for the Acquired Business) and a $3.7 million decline in home fabrics net sales. Net sales for the first six months of fiscal 1999 were $483.5 million as compared to $364.8 million for the first six months of fiscal 1998. The increase in net sales resulted from the inclusion of $153.2 million of Acquired Business net sales, representing four additional months of net sales in fiscal 1999 as a result of the timing of the Acquisition on January 29, 1998, partially offset by a $21.9 million decline in Acquired Business net sales for the remainder of the period, a $4.1 million decline in apparel fabrics net sales (excluding net sales for the Acquired Business) and an $8.5 million decline in home fabrics net sales.

Apparel fabrics' net sales for the March quarter 1999 were $228.6 million, a $3.5 million increase over the March quarter 1998 net sales of $225.1 million. The increase in net sales is primarily attributable to the inclusion of the Acquired Business net sales for the entire March quarter 1999 as compared to two months in the March quarter 1998 and to higher net sales of woven sportswear. These increases were partially offset by lower net sales of corduroy as well as lower denim net sales in the comparable two months. Apparel fabrics' net sales for the first six months of fiscal 1999 were $466.0 million, a $127.2 million increase over the first six months of fiscal 1998 net sales of $338.8 million. The increase in net sales is primarily attributable to the inclusion of the Acquired Business net sales for the entire period of fiscal 1999 as compared to two months in fiscal 1998 and to higher net sales of woven sportswear, partially offset by lower net sales of corduroy and lower denim net sales in the comparable two months. Sales of denim are currently lower than those in historical periods due to the softness in the current retail environment. The Company currently expects its sales volume of denim to improve in the June quarter 1999; however, it expects pricing pressures attributable to competition from low priced imports to continue.

Home fabrics' net sales for the March quarter 1999 and first six months of fiscal 1999 were $8.8 million and $17.5 million, respectively, as compared to $12.5 million and $26.0 million, respectively, for the March quarter 1998 and for the first six months of fiscal 1998. The decline in home fabrics net sales reflects a softness in the home fashion markets in which the Company participates.

OPERATING INCOME

Operating income for the March quarter 1999 and first six months of fiscal 1999 was $12.0 million and $29.1 million, respectively, as compared to $22.6 million and $28.6 million, respectively, for the March quarter 1998 and first six months of fiscal 1998. Apparel fabrics operating income was $12.0 million for the March quarter 1999, a $10.0 million decline when compared to March quarter 1998 operating income of $22.0 million. The decrease in apparel fabrics operating income is primarily due to the change in net sales discussed above and pricing pressures from imported fabrics. Apparel fabrics operating income for the first six months of fiscal 1999 was $28.6 million as compared to $27.1 million for the first six months of fiscal 1998. The overall increase in apparel fabrics operating income is primarily due to the net sales changes discussed above and pricing pressures from imported fabrics. Additionally, Swift Denim's lower sales volume has adversely impacted its absorption of fixed costs resulting in lower operating income than in historical periods. Home fabrics operating income did not change significantly between the March quarter 1999 and March quarter 1998 or between the first six months of fiscal 1999 and the first six months of fiscal 1998.

INTEREST EXPENSE

Interest expense was $15.2 million and $30.2 million for the March quarter 1999 and first six months of fiscal 1999, respectively, as compared to $12.6 million and $16.1 million for the March quarter 1998 and first six months of fiscal 1998, respectively. The increase in interest expense was primarily due to added interest expense on additional indebtedness incurred to finance the Acquisition.

INCOME TAXES

The Company's overall tax rate for the first six months of fiscal 1999 was approximately 17.3%. The difference from the statutory rate reflects the offset of foreign taxable earnings with domestic taxable losses.

NET INCOME AND NET INCOME PER SHARE

The Company incurred a net loss for the March quarter 1999 of $1.1 million or $.09 per common share, compared to net income of $4.1 million or $.34 per common share for the March quarter 1998 which included charges of $3.5 million (pre-tax) related to the Acquisition. Excluding the Acquisition charges, net income for the March quarter 1998 would have been $6.3 million or $.52 per common share. Net income for the first six months of fiscal 1999 was $1.1 million or $.09 per common share as compared to $3.5 million or $.29 per common share for the first six months of fiscal 1998 which included charges of $7.5 million (pre-tax) or $.28 per common share related to the Acquisition. Excluding the Acquisition charges, net income for the first six months of fiscal 1998 would have been $8.1 million or $.67 per common share.

ORDER BACKLOG

The Company's order backlog at April 3, 1999 was $166.3 million, a 36% decrease from the March 28, 1998 backlog of $261.6 million. Many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that as this trend continues, order backlogs will decline and may not provide as meaningful information in regards to the Company's future sales as in the past.

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

On May 21, 1998, the Company completed an exchange offer pursuant to which it exchanged publicly registered 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes") for the Initial Notes pursuant to the terms and conditions set forth in a prospectus dated April 22, 1998 and filed as part of a Registration Statement on Form S-4 with the United States Securities and Exchange Commission which was declared effective on April 22, 1998. The terms of the Notes are identical in all material respects to those of the Initial Notes except that the Notes are freely transferable by holders and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. Interest on the Notes is paid March 1 and September 1 of each year.

The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries and senior in right of payment to any subordinated indebtedness of the Company. The Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, by Galey & Lord Industries, Inc., Swift Denim Services, Inc., G&L Service Company North America, Inc., Swift Textiles, Inc., Galey & Lord Properties, Inc., Swift Denim Properties, Inc. and other future direct and indirect domestic subsidiaries of the Company.

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

27, 2004 and, thereafter, four quarterly payments of $36,425,000 until Term Loan B's maturity on April 2, 2005 and (ii) Term Loan C is repayable in 28 quarterly payments of $275,000 until April 2, 2005 and, thereafter, four quarterly payments of $25,575,000 until Term Loan C's maturity on April 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or
(ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios or
(B) with respect to Term Loan C, either (i) (a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios. The Company is currently in compliance with its restrictive debt covenants. However, given the current apparel environment it is likely that the Company could violate one of its restrictive covenants within the next twelve months. The Company is evaluating its alternatives in the event it is unable to comply with its restrictive covenants in the near term. The alternatives include, but are not limited to, obtaining waivers for possible future violations, amending the covenants or refinancing the Company's Senior Credit Facility. If it becomes necessary to obtain waivers or amendments, the Company does not expect that these alternatives would have a material impact on future results of operations. However, should it become necessary to refinance the Company's Senior Credit Facility, the Company may incur costs and expenses and debt extinguishment losses.

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

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998 with the Pension Benefit Guaranty Corporation ("PBGC"), the Company will provide $5.0 million additional funding to three defined benefit pension plans previously sponsored by Dominion, $3.0 million of which was paid at the closing of the Acquisition, $1.0 million was paid during the March quarter 1999 and the remaining $1.0 million is to be paid in January 2000. The Pension Funding Agreement also gives the PBGC a priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, if (i) the pension plans are fully funded for two consecutive years and (ii) the Company receives an investment grade rating on its debt.

For the six months of fiscal 1999, the Company spent approximately $16.9 million for capital expenditures. The Company expects to spend approximately $30.0 million for capital expenditures in fiscal 1999. The Company anticipates that approximately $14.7 million will be used to increase the Company's capacity while the remaining $15.3 million will be used to maintain or modernize existing capacity. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving line of credit under the Senior Credit Facility.

Working capital increased approximately $3.2 million to $276.9 million at April 3, 1999 as compared to $273.7 million at March 28, 1998. The increase is primarily due to a decrease in accrued liabilities offset by a decrease in accounts receivable. The decrease in accrued liabilities reflects the finalization of the fixed portion of the purchase accounting allocation related to the Acquisition. Additionally, accrued liabilities declined as a result of the satisfaction of obligations in the normal course of business. The decrease in accounts receivable is due to lower net sales during the March quarter 1999 compared to the March quarter 1998.

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

FOREIGN CURRENCY EXPOSURES

The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. Foreign currency options and forward contracts and natural offsets are used to hedge against the earnings effects of such fluctuations. As of April 3, 1999, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

COTTON COMMODITY EXPOSURES

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. Due to decreases in the spot rate and quoted futures contract prices of cotton between the Company's fiscal year ended October 3, 1998 and April 3, 1999, a 10% decline in market prices as of April 3, 1999 would have an additional negative impact on the value of outstanding contracts of $12.0 million compared to the Company's fiscal year end.

INTEREST RATE EXPOSURES

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The fair values of the agreements are not materially different from the notional values as of April 3, 1999.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term assets and commitments. These short-term assets and commitments principally relate to accounts receivable and trade payable positions and fixed asset purchase obligations. Unrealized gains and losses related to outstanding forward exchange contracts at April 3, 1999 are not material.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings (not applicable)

Item 2.  Changes in Securities and Use of Proceeds (not applicable)

Item 3.  Defaults Upon Senior Securities (not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders

                  The following summarizes the votes at the Annual Meeting of the Company's Stockholders held on February 9, 1999:

                                                                                                                    Broker
                 Matter                         For            Against        Withheld         Abstentions         Non-Votes
                 ------                         ---            -------        --------         -----------         ---------
1.Election of Directors:
   Arthur Wiener                         9,826,424                -              -                   77,017            -
   Lee Abraham                           9,827,674                -              -                   75,767            -
   Michael T. Bradley                    9,827,574                -              -                   75,867            -
   Paul G. Gillease                      9,827,674                -              -                   75,767            -
   William deR. Holt                     9,827,774                -              -                   75,667            -
   Howard S. Jacobs                      9,744,674                -              -                  158,767            -
   William M.R. Mapel                    9,827,774                -              -                   75,667            -
   Stephen C. Sherrill                   8,750,087                -              -                1,153,354            -
   David F. Thomas                       8,872,287                -              -                1,161,154            -

2. Adoption of the 1999 Stock Option Plan for officers, directors, consultants and employees of the Company and its subsidiaries:

                                                                                                                    Broker
                                             For            Against         Withheld         Abstentions           Non-Votes
                                             ---            -------         --------         -----------           ---------
                                         9,795,502          106,134            -                1,805                  -

3.   Ratification of selection of Ernst & Young LLP as independent auditors for the 1999 fiscal year:

                                                                                                                   Broker
                                            For            Against        Withheld         Abstentions           Non-Votes
                                            ---            -------        --------         -----------           ---------
                                         9,901,838           700             -                 903                   -



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



                                               Galey & Lord, Inc.
                                               ---------------------
                                               (Registrant)




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




May 18, 1999
------------
     Date

                                  EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------


27                Financial Data Schedule