Form 10-Q
period 1999-07-03
GALEY & LORD INC
filed 1999-08-17
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999
                               ------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------- SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------   ------------
Commission File Number 0-20080
                       -------

                               GALEY & LORD, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
       ------------------------------             ------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
----------------------------------------              ----------
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

Common Stock, $.01 Par Value - 11,902,916 shares as of August 10, 1999.

                                                        Exhibit Index at page 32

                                      INDEX

                               GALEY & LORD, INC.


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets --                                3
         July 3, 1999, June 27, 1998
         and October 3, 1998

         Consolidated Statements of Operations --                      4
         Three and nine months ended July 3, 1999
         and June 27, 1998

         Consolidated Statements of Cash Flows --                      5
         Nine months ended July 3, 1999
         and June 27, 1998

         Notes to Consolidated Financial Statements --              6-17
         July 3, 1999

Item 2.  Management's Discussion and Analysis of                   18-28
         Financial Condition and Results of
         Operations

Item 3.  Quantitative and Qualitative Disclosures About               29
         Market Risk

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                            30

Item 2.  Changes in Securities                                        30

Item 3.  Defaults upon Senior Securities                              30

Item 4.  Submission of Matters to a Vote of Security                  30
         Holders

Item 5.  Other Information                                            30

Item 6.  Exhibits and Reports on Form 8-K                             30


SIGNATURES                                                            31
----------

EXHIBIT INDEX                                                         32
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                         July 3,             June 27,              October 3,
                                                           1999                1998                 1998
ASSETS                                                 (Unaudited)          (Unaudited)                *
------                                                 -----------          -----------             ----------
Current assets:
  Cash and cash equivalents                       $          29,691     $         25,271       $         19,946
  Trade accounts receivable                                 192,659              189,347                183,192
  Sundry notes and accounts receivable                        6,016                7,573                 12,166
  Inventories                                               167,660              180,946                185,497
  Income taxes receivable                                    11,686                    -                  4,348
  Deferred income taxes                                      10,082                3,946                 11,370
  Prepaid expenses and other current assets                   4,272                4,017                  4,339
                                                     ----------------     ----------------       ----------------
         Total current assets                               422,066              411,100                420,858

Property, plant and equipment, at cost                      514,380              500,383                515,899
Less accumulated depreciation and
  amortization                                             (126,951)             (88,374)               (98,334)
                                                      ----------------    ----------------       ----------------
                                                            387,429              412,009                417,565
Investments in and advances to associated
  companies                                                  24,681               24,693                 26,327
Deferred charges, net                                        14,632               15,667                 15,148
Other non-current assets                                      1,727                2,787                  3,100
Intangibles, net                                            155,372              168,359                155,295
                                                      ----------------    ----------------       ----------------
                                                    $     1,005,907     $      1,034,615       $      1,038,293
                                                      ================    ================       ================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                 $        3,099      $         3,533        $         4,051
  Trade accounts payable                                    53,989               58,416                 66,098
  Accrued salaries and employee benefits                    23,714               26,303                 28,085
  Accrued liabilities                                       43,333               68,719                 39,504
  Income taxes payable                                       1,566                  468                  1,748
                                                    ----------------     ----------------       ----------------
          Total current liabilities                        125,701              157,439                139,486

Long-term debt                                             687,387              686,740                682,926
Other long-term liabilities                                 24,266               25,203                 26,647
Deferred income taxes                                       55,932               50,317                 61,357

Stockholders' equity:
  Common stock                                                 122                  122                    122
  Contributed capital in excess of par
    value                                                   39,211               38,968                 38,987
  Retained earnings                                         77,117               78,749                 81,861
  Treasury stock, at cost                                   (2,247)              (2,247)                (2,247)
  Accumulated other comprehensive income                    (1,582)                (676)                 9,154
                                                    ----------------     ----------------       ----------------
          Total stockholders' equity                       112,621              114,916                127,877
                                                    ----------------     ----------------       ----------------
                                                    $      1,005,907    $      1,034,615       $      1,038,293
                                                    ================    ================       ================

*Condensed from audited financial statements.
          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                            Three Months Ended                  Nine Months Ended
                                                            ------------------                  -----------------
                                                          July 3,       June 27,             July 3,          June 27,
                                                           1999             1998             1999               1998
                                                       -------------      ------------     ------------     ---------
Net sales                                             $    249,476          $ 275,296        $ 732,944     $     640,089
Cost of sales                                              234,369            238,034          669,467           558,915
                                                       -----------      -------------    -------------     -------------
Gross profit                                                15,107             37,262           63,477            81,174
Selling, general and administrative
  expenses                                                   8,599             13,013           25,430            26,923
Amortization of goodwill                                     1,217              1,234            3,634             2,607
                                                       -----------      -------------    -------------     -------------
Operating income                                             5,291             23,015           34,413            51,644
Interest expense
                                                            15,081             15,883           45,256            32,012
Income from associated companies
                                                            (1,082)            (1,046)          (3,509)           (1,878)
Bridge financing interest expense                                -                  -                -             3,928
Loss on foreign currency hedges                                  -                  -                -             2,745
                                                       -----------        -----------    -------------     -------------
Income (loss) before income taxes and
  extraordinary loss                                        (8,708)             8,178           (7,334)           14,837

Income tax expense (benefit):
   Current                                                  (3,043)             3,935           (1,971)            6,245
   Deferred                                                    215               (478)            (619)             (115)
                                                       -----------      -------------    -------------     -------------
Income (loss) before extraordinary loss                     (5,880)             4,721           (4,744)            8,707
Extraordinary loss from debt refinancing,
  net of taxes of $332                                           -                  -                -              (524)
                                                      ------------      -------------    -------------     -------------

Net income (loss)                                     $     (5,880)           $ 4,721          $ (4,744)         $ 8,183
                                                      ============            =======          ========          =======

Net income (loss) per common share:
Basic:
    Average common shares outstanding                       11,903             11,781           11,873            11,710

    Income (loss) per share before
      extraordinary loss                               $      (.49)            $  .40           $ (.40)            $ .74

    Extraordinary loss from debt
      refinancing                                                -                  -                -              (.04)
                                                         ------------      -------------    -------------     -----------

    Net income (loss) per common share -
      Basic                                            $      (.49)             $ .40           $ (.40)            $ .70
                                                            ===========     ===========      ============      =========
Diluted:
    Average common shares outstanding                       11,941             12,368           11,949            12,216
    Income(loss) per share before
      extraordinary loss
                                                       $      (.49)             $ .38           $ (.40)            $ .71
    Extraordinary loss from debt
      refinancing                                                -                  -                -              (.04)
                                                        ------------      -------------    -------------     -----------
    Net income (loss) per common share -
      Diluted                                          $      (.49)             $ .38           $ (.40)            $ .67
                                                        ===========       ============     ============      ===========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                               Nine Months Ended
                                                                               -----------------
                                                                           July 3,            June 27,
                                                                            1999                1998
                                                                       ----------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                                   $        (4,744)      $      8,183
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation of property, plant and equipment                             31,055             21,293
     Amortization of intangible assets                                          3,634              2,607
     Amortization of deferred charges                                           1,840              3,395
     Deferred income taxes                                                       (619)              (478)
     Non-cash compensation                                                        200              1,170
     (Gain)/loss on disposals of property, plant
       and equipment                                                              (84)               210
     Undistributed income from associated companies                            (3,509)            (1,878)
     Extraordinary loss from debt refinancing                                       -                524
  Changes in assets and liabilities (net of acquisition):
     (Increase)/decrease in accounts receivable - net                         (12,421)           (32,701)
     (Increase)/decrease in sundry notes & accounts receivable                  5,247             15,237
     (Increase)/decrease in inventories                                        15,618            (7,480)
     (Increase)/decrease in prepaid expenses and other
       current assets                                                           (208)             7,035
     (Increase)/decrease in other non current assets                            (411)               548
     (Decrease)/increase in accounts payable - trade                          (9,495)            (7,604)
     (Decrease)/increase in accrued liabilities                                1,346             21,756
     (Decrease)/increase in income taxes payable                              (8,090)               595
     (Decrease)/increase in other long-term liabilities                          337             (3,803)
                                                                      ----------------    ---------------

Net cash provided by (used in) operating activities                           19,696             28,609

Cash flows from investing activities:
  Acquisition of business - net of cash acquired                                  -            (456,908)
  Property, plant and equipment expenditures                                 (22,388)           (23,759)
  Proceeds from sale of property, plant and equipment                          4,212              1,668
  Dividends received from associated companies                                 3,851                  -
  Other                                                                        1,271                253
                                                                      ----------------      -------------

Net cash provided by (used in) investing activities                          (13,054)          (478,746)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                              7,400            (12,300)
  Principal payments on long-term debt                                       (20,750)          (817,398)
  Issuance of long-term debt                                                  18,000          1,319,157
  Increase in common stock                                                        24              1,770
  Payment of bank fees and loan costs                                         (1,212)           (18,242)
  Other                                                                            -                152
                                                                       ----------------    ---------------

Net cash provided by (used in) financing activities                              3,462          473,139

Effect of exchange rate changes on cash and cash equivalents                      (359)              (8)
                                                                        ----------------   ---------------

Net increase/(decrease) in cash and cash equivalents                             9,745           22,994

Cash and cash equivalents at beginning of period                                19,946            2,277
                                                                         ---------------   ---------------

Cash and cash equivalents at end of period                            $         29,691      $    25,271
                                                                         ================   ===============

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of July 3, 1999 and the results of operations and cash flows for the periods ended July 3, 1999 and June 27, 1998. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE B - BUSINESS ACQUISITIONS

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group ("Swift Denim"), Klopman International S.p.A. ("Klopman") and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities. The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair value of approximately $587.0 million and assumed liabilities of approximately $192.0 million. The Company has

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE B - BUSINESS ACQUISITIONS (CONTINUED)

finalized the allocation of the fixed portion of the purchase price and has recorded goodwill of approximately $71.9 million for the excess purchase price (including assumed liabilities) over the fair market value of the assets acquired. As of July 3, 1999, the Company and Polymer have not completed the final cash settlement related to the Acquisition. The results of operations of the Acquired Business have been included in the consolidated financial statements from the date of the Acquisition.

The following unaudited pro forma results of operations assumes that the Acquisition of the Apparel Business of Dominion had occurred at the beginning of fiscal 1998. These pro forma results give effect to certain adjustments, including depreciation of property, plant and equipment, amortization of the cost of the Acquisition in excess of net assets acquired and interest expense resulting from the Acquisition and related financing. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combination been in effect on the dates indicated or which may occur in the future.
                                                   Nine Months Ended
                                                     June 27, 1998
                                                   -----------------
                                            (in thousands except per share data)

Net sales                                         $   803,401
Loss before extraordinary item                    $      (185)
Loss before extraordinary item
  per share - diluted                             $      (.02)
Net loss                                          $      (709)
Net loss per share - diluted                      $      (.06)

NOTE C - INVENTORIES

The components of inventory at July 3, 1999, June 27, 1998 and October 3, 1998 consisted of the following (in thousands):

                                                July 3,          June 27,       October 3,
                                                 1999              1998          1998
                                          ---------------    --------------  ----------------
   Raw materials                          $      9,200      $       15,367     $    13,029
   Stock in process                             22,795              31,194          34,554
   Produced goods                              139,984             134,548         142,015
   Dyes, chemicals and supplies                 10,884              13,303          13,011
                                          ------------      --------------     -----------
                                               182,863             194,412         202,609
   Less LIFO and other reserves                (15,203)            (13,466)        (17,112)
                                          ------------      --------------     -----------
                                          $    167,660      $      180,946     $   185,497
                                          ============      ==============     ===========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE D - LONG-TERM DEBT

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with First Union National Bank, as agent and lender and its syndicate of lenders. The amendment which became effective as of July 3, 1999 (the "Amendment") replaced the Adjusted Leverage Ratio covenant (as defined in the Amendment) with a minimum EBITDA covenant (as defined in the Amendment) until the Company's December quarter 2000, replaced the Consolidated Net Worth covenant with a Consolidated Retained Earnings covenant (as defined in the Amendment), waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio until the Company's December quarter 2000 and modified the Company's covenant related to capital expenditures. The Company is currently in compliance with the debt covenants discussed above.

Under the Amendment, for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin or (B) with respect to Term Loan C, either
(i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or (ii) LIBOR plus a margin of 3.75%. In addition, the Company repaid $25 million principal amount of its term loan balance using available cash and borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. In addition, the Company and each of its domestic subsidiaries granted the lenders, as additional collateral, a lien on all real property owned in the United States.

Beginning with the quarter ending December 30, 2000, the Company will be subject to leverage and fixed charge coverage ratios, as amended on July 13, 1999. In addition, beginning on February 16, 2001 under the Senior Credit Facility, as amended, the revolving line of credit borrowings will bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%,
 .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the amended Senior Credit Facility) or (ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE D - LONG-TERM DEBT (CONTINUED)

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

NOTE E - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                  Three Months Ended                 Nine Months Ended
                                                  ------------------                 -----------------
                                                    July 3,         June 27,        July 3,         June 27,
                                                    1999             1998              1999           1998
                                                    ----             ----              ----           ----
Numerator:
     Income (loss) before extraordinary
       item                                     $     (5,880)    $      4,721     $     (4,744)    $    8,707
     Extraordinary loss                                    -                -               -            (524)
                                                ------------     ------------    ------------      ----------
     Net income (loss)                          $     (5,880)    $      4,721     $     (4,744)    $    8,183
                                                ============     ============     ============     ==========

Denominator:
     Denominator for basic earnings per
       share - weighted average shares                11,903           11,781           11,873         11,710
     Effect of dilutive securities:
       Stock options                                      38              587               76            506
                                                ------------     ------------     ------------     ----------
     Diluted potential common shares
       denominator for diluted earnings
         per share - adjusted weighted
       average shares and assumed
       exercises                                      11,941           12,368           11,949       12,216
                                                ============     ============     ============     ========

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 889,299 shares and 7,000 shares of common stock were outstanding during the three months ended July 3, 1999 and June 27, 1998, respectively, and options to purchase 667,282 shares and 7,000 shares of common stock were outstanding during the nine months ended July 3, 1999 and June 27, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 15,000 shares and 12,000 shares of common stock were outstanding during the three months ended July 3,

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE E - NET INCOME PER COMMON SHARE (CONTINUED)

1999 and June 27, 1998, respectively, and options to purchase 15,000 shares and 12,000 shares of common stock were outstanding during the nine months ended July 3, 1999 and June 27, 1998, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accountant Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

NOTE F - STOCKHOLDERS' EQUITY

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholder's equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income (loss) and foreign currency translation adjustments. The Company adopted FAS 130 on October 4, 1998. Total comprehensive income (loss) for the three and nine months ended July 3, 1999 was $(8.8) million and $(15.5) million, respectively, and for the three and nine months ended June 27, 1998 was $(4.5) million and $(7.5) million, respectively.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                                                     Accumulated
                          Current Year                                                                 Other
                          Comprehensive     Common      Contributed     Retained      Treasury      Comprehensive
                          Income (Loss)      Stock        Capital       Earnings        Stock       Income (Loss)     Total
                          -------------      -----        -------       --------        -----       -------------     -----
Balance at
  October 3, 1998                            $ 122        $38,987       $ 81,861        $(2,247)        $ 9,154  $ 127,877

Issuance of 26,700
  shares of Common
  Stock upon exercise
  of options                                     -             24              -              -               -          24

Issuance of 27,530
  shares of Restricted
  Common Stock                                   -            138              -              -               -         138

Compensation earned
  related to stock
  options                                        -             62              -              -               -          62

Comprehensive income (loss):
  Net loss for nine
    months ended
    July 3, 1999            $   (4,744)          -              -         (4,744)             -               -     (4,744)
  Foreign currency
    translation
    adjustment                 (10,736)          -              -              -              -         (10,736)   (10,736)
                               -------         ----         -------     ----------         ------        -------  -----------
  Total comprehensive
    Income (loss)             $(15,480)
                             ==========

Balance at
  July 3, 1999                             $   122       $ 39,211     $   77,117       $  (2,247)    $  (1,582)   $ 112,621
                                              =======       ========     ==========      =========     ===========  =========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

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

                                                                    July 3, 1999
                             --------------------------------------------------------------------------------------------
                                                                      (in thousands)

                                                                         Non-
                                                  Guarantor            Guarantor
                                 Parent         Subsidiaries         Subsidiaries      Eliminations        Consolidated
                                 ------         ------------         ------------      ------------        ------------
Financial Position
------------------

Current assets:
   Trade accounts
     receivable                $         -     $      142,176      $       50,483        $            -     $        192,659
   Inventories                           -            127,532              41,066                  (938)             167,660
   Other current
     assets                         12,826             27,238              27,696                (6,013)              61,747
                              ------------     --------------      --------------        --------------     ----------------
       Total current
        assets                      12,826            296,946             119,245                (6,951)             422,066

Property, plant and
  equipment, net                         -            286,272             101,157                     -              387,429

Intangibles                              -            155,372                   -                     -              155,372

Other assets                       847,639             95,510              66,029              (968,138)              41,040
                              ------------     --------------      --------------        --------------     ----------------
                               $   860,465     $      834,100      $      286,431        $     (975,089)    $      1,005,907
                               ===========     ==============      ==============        ==============     ================

Current liabilities:
   Trade accounts
     payable                   $         -     $       31,021      $       22,968        $            -     $         53,989
   Accrued
     liabilities                    28,187             20,723              17,826                   311               67,047
   Other current
     liabilities                     3,750             29,698              33,649               (62,169)               4,928
                              ------------     --------------      --------------        --------------     ----------------
      Total current
         liabilities                31,937             81,442              74,443               (61,858)             125,964

Long-term debt                     709,502            643,214              17,610              (683,202)             687,124
Other non-current
  liabilities                        6,405             69,290              17,452               (12,949)              80,198

Stockholders' equity               112,621             40,154             176,926              (217,080)             112,621
                              ------------     --------------      --------------        --------------     ----------------
                               $   860,465     $      834,100      $      286,431        $     (975,089)    $      1,005,907
                               ===========     ==============      ==============        ==============     ================

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)

                                                                           June 27, 1998
                              ----------------------------------------------------------------------------------------------------
                                                                          (in thousands)
                                                                                 Non-
                                                        Guarantor              Guarantor
                                       Parent          Subsidiaries           Subsidiaries        Eliminations        Consolidated
                                       ------          ------------           ------------        ------------        ------------
Financial Position
------------------
Current assets:
    Trade accounts
      receivable                   $          -       $       143,136     $         46,211     $              -   $          189,347
    Inventories                               -               143,397               38,288                 (739)             180,946
    Other current
      assets                             23,217                50,366               19,275              (52,051)              40,807
                                   ------------       ---------------    -----------------    -----------------   ------------------
          Total current
            assets                       23,217               336,899              103,774              (52,790)             411,100

Property, plant and
  equipment, net                              -               300,780              111,229                    -              412,009

Intangibles                                   -               168,359                    -                    -              168,359
Other assets                            816,725                 2,799               37,639             (814,016)              43,147
                                   ------------       ---------------     ----------------     ----------------   ------------------

                                   $    839,942       $       808,837     $        252,642     $       (866,806)  $        1,034,615
                                   ============       ===============     ================     ================   ==================

Current liabilities:
    Trade accounts
      payable                      $        378       $        32,654     $         25,384     $              -   $           58,416
    Accrued
      liabilities                        30,296                38,738               25,878                  110               95,022
    Other current
      liabilities                        11,353                47,325               15,880              (70,557)               4,001
                                   ------------       ---------------     ----------------    -----------------   ------------------
          Total current
            liabilities                  42,027               118,717               67,142              (70,447)             157,439


Long-term debt                          677,999               560,395               12,538             (564,192)             686,740
Other non-current
  liabilities                             5,000                74,896                1,089               (5,465)              75,520

Stockholders' equity                    114,916                54,829              171,873             (226,702)             114,916
                                   ------------       ---------------     ----------------     ----------------   ------------------

                                   $   839,942        $       808,837     $        252,642     $       (866,806)  $        1,034,615
                                   ===========        ===============     ================    =================   ==================

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)

                                                   Three Months Ended July 3, 1999
                         --------------------------------------------------------------------------------------------
                                                            (in thousands)

                                                                      Non
                                              Guarantor            Guarantor
                            Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                            ------          ------------         ------------         ------------         ------------
Results of Operations
---------------------

Sales                      $      -        $     192,763        $      65,083       $     (8,370)         $     249,476

Gross profit                     42                7,683                7,292                 90                 15,107

Operating income                 78                  613                4,509                 91                  5,291

Interest expense,
  income taxes and
    other, net               (1,490)              10,122                1,800                739                 11,171

Net income (loss)          $  1,568        $      (9,509)       $       2,709       $       (648)         $      (5,880)




                                                   Nine Months Ended July 3, 1999
                         --------------------------------------------------------------------------------------------
                                                            (in thousands)

                                                                      Non
                                              Guarantor            Guarantor
                            Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                            ------          ------------         ------------         ------------         ------------
Results of Operations
---------------------
Sales                      $      -        $     560,001        $     192,735       $    (19,792)         $     732,944

Gross profit                     77               39,929               23,283                188                 63,477

Operating income                251               18,906               15,204                 52                 34,413

Interest expense,
  income taxes and
    other, net               (3,304)              37,237                7,058             (1,834)                39,157

Net income (loss)          $  3,555        $     (18,331)       $       8,146       $      1,886          $      (4,744)

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)

                                                         Three Months Ended June 27, 1998
                            ---------------------------------------------------------------------------------------------
                                                                (in thousands)
                                                                    Non-
                                              Guarantor          Guarantor
                                 Parent     Subsidiaries       Subsidiaries             Eliminations         Consolidated
                                 ------     ------------       ------------             ------------         ------------
Results of Operations
---------------------
Sales                         $        -    $       226,179      $        65,490      $       (16,373)     $       275,296

Gross Profit                         112             27,077               10,279                 (206)              37,262

Operating Income                     (97)            17,448                6,171                 (507)              23,015

Interest expense and
  income taxes                       331             17,875                1,655               (1,567)              18,294

Net income (loss)             $     (428)   $          (427)     $         4,516      $         1,060      $         4,721




                                                           Nine Months Ended June 27, 1998
                            ---------------------------------------------------------------------------------------------
                                                                  (in thousands)
                                                                    Non-
                                                 Guarantor        Guarantor
                                Parent         Subsidiaries     Subsidiaries           Eliminations         Consolidated
                                ------         ------------     ------------           ------------         ------------
Results of Operations
---------------------

Sales                        $        -     $       541,175      $       117,320      $       (18,406)     $       640,089

Gross Profit                        595              64,549               16,797                 (767)              81,174

Operating Income                   (141)             41,667               10,200                  (82)              51,644

Interest expense and
  income taxes                    1,061              41,135                2,832               (1,567)              43,461

Net income (loss)            $   (1,202)    $           532      $         7,368      $         1,485      $         8,183

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)

NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)

                                                         Nine Months Ended July 3, 1999
                             ---------------------------------------------------------------------------------------------
                                                                (in thousands)

                                                                          Non-
                                                   Guarantor            Guarantor
                                 Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                 ------          ------------         ------------         ------------         ------------
Cash Flows
----------
Cash provided by
  (used in) operating
  activities                  $   13,785        $       5,980        $          99      $        (168)         $      19,696

Cash provided by
  (used in) investing
  activities                       6,155              (25,070)               7,563             (1,702)               (13,054)

Cash provided by
  (used in) financing
  activities                     (10,999)              17,024               (4,433)             1,870                  3,462

Effect of exchange
  rate change on cash
  and equivalents                      -                    -                 (359)                 -                   (359)
                              ----------        -------------        -------------      -------------          -------------

Net change in cash
  and cash equivalents             8,941               (2,066)               2,870                  -                  9,745

Cash and cash
  equivalents at
  beginning of period                114                8,326               11,506                  -                 19,946
                              ----------        -------------        -------------      -------------          -------------

Cash and cash
  equivalents at end
  of period                   $    9,055        $       6,260        $      14,376      $           -          $      29,691
                              ==========        =============        =============      =============          =============

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)


NOTE G - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)

                                                          Nine Months Ended June 27, 1998
                            ----------------------------------------------------------------------------------------------
                                                                (in thousands)
                                                                      Non-
                                                   Guarantor        Guarantor
                                 Parent          Subsidiaries      Subsidiaries           Eliminations         Consolidated
                                 ------          ------------      ------------           ------------         ------------
Cash Flows
----------
Cash provided by
    (used in) operating
    activities               $     13,003     $       (14,769)     $        30,375      $               -    $         28,609

Cash provided by
    (used in) investing
    activities                   (466,051)            (20,499)               7,804                      -            (478,746)

Cash provided by
    (used in) financing
    activities                    453,310              34,795              (14,966)                     -             473,139

Effect of exchange
    Rate change on cash
    and cash equivalents                 -                  -                   (8)                     -                  (8)
                             -------------    ---------------      ---------------      -----------------    ----------------

Net change in cash and
    cash equivalents                  262                (473)              23,205                                     22,994

Cash and cash
    equivalents at
    beginning of period                 -               2,221                   56                      -               2,277
                             ------------     ---------------      ---------------      -----------------    ----------------

Cash and cash
    equivalents at
    end of period            $        262     $         1,748      $        23,261      $               -    $         25,271
                             ============     ===============      ===============      =================    ================

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

RESULTS OF OPERATIONS

The Company's operations are primarily classified into two operating segments:
(1) apparel fabrics, consisting of cotton casuals, denim, corduroy and uniform fabrics and (2) home fabrics. Results for the three and nine month periods ended July 3, 1999 and June 27, 1998 for each segment are shown below:

                                                                Three Months Ended                   Nine Months Ended
                                                           -----------------------------------  -----------------------------
                                                               July 3,           June 27,           July 3,          June 27,
                                                                1999              1998                1999             1998*
                                                           ---------------   -----------------  ---------------   -----------
                                                                                (dollar amounts in millions)
Net Sales to External Customers
-------------------------------
  Apparel fabrics                                               $  242.5       $    264.9         $    708.4       $     603.7
  Home fabrics                                                       7.0             10.4               24.5              36.4
                                                                --------       ----------         ----------       -----------
      Total net sales                                           $  249.5       $    275.3         $    732.9       $     640.1
                                                                ========       ==========         ==========       ===========

Operating Income (Loss) Per Segment
-----------------------------------
  Apparel fabrics                                               $ 5.6            $   22.4           $34.2           $    49.5
    % of Apparel Fabrics Net Sales                                2.3%                8.5%            4.8%                8.2%
  Home fabrics                                                  $(0.3)           $    0.6           $ 0.2           $     2.1
    % of Home Fabrics Net Sales                                  (4.3)%               5.8%            0.8%                5.8%
                                                                -------          ---------          ------          ----------
  Total                                                         $ 5.3            $   23.0           $34.4           $    51.6
    % of Total Net Sales                                          2.1%                8.4%            4.7%                8.1%

*Includes results of operations of the Acquired Business for the five month period from January 30, 1998 through June 27, 1998.

NET SALES

Net sales for the June quarter 1999 (third quarter of fiscal 1999) were $249.5 million as compared to $275.3 million for the June quarter 1998 (third quarter of fiscal 1998). The $25.8 million decline in net sales is primarily due to lower volume in denim, corduroy and Home Fashion Fabrics as well as overall lower selling prices in denim, partially offset by growth in woven sportswear and garment packages. Net sales for the first nine months of fiscal 1999 were $732.9 million as compared to $640.1 million for the first nine months of fiscal 1998. The increase in net sales resulted from the inclusion of $153.2 million of Acquired Business net sales, representing four additional months of net sales in fiscal 1999 as a result of the timing of the Acquisition on January 29, 1998, and from increased net sales of woven sportswear, partially offset by lower volume in denim, corduroy and Home Fashion Fabrics as well as overall lower selling prices in denim.

Apparel fabrics' net sales for the June quarter 1999 were $242.5 million, a $22.4 million decrease over the June quarter 1998 net sales of $264.9 million. The decrease in apparel sales is primarily due to lower volume in denim and corduroy and overall lower denim sales prices, partially offset by growth in woven sportswear and garment packages. Apparel fabrics' net sales for the first nine months of fiscal 1999 were $708.4 million, a $104.7 million increase over the first nine months of fiscal 1998 net sales of $603.7 million. The increase in net sales is primarily attributable to the inclusion of the Acquired Business net sales for the entire period of fiscal 1999 as compared to five months in fiscal 1998 and to higher net sales of woven sportswear, partially offset by lower net sales of corduroy and lower denim net sales in the comparable five months. Sales of denim are currently lower than those in historical periods due to the softness in the current retail environment.

Home fabrics' net sales for the June quarter 1999 and first nine months of fiscal 1999 were $7.0 million and $24.5 million, respectively, as compared to $10.4 million and $36.4 million, respectively, for the June quarter 1998 and for the first nine months of fiscal 1998. The decline in home fabrics net sales reflects a softness in the home fashion markets in which the Company participates.

OPERATING INCOME

Operating income for the June quarter 1999 and first nine months of fiscal 1999 was $5.3 million and $34.4 million, respectively, as compared to $23.0 million and $51.6 million, respectively, for the June quarter 1998 and first nine months of fiscal 1998.

Apparel fabrics operating income was $5.6 million for the June quarter 1999, a $16.8 million decline when compared to June quarter 1998 operating income of $22.4 million. Apparel fabrics operating income for the first nine months of fiscal 1999 was $34.2 million as compared to $49.5 million for the first nine months of fiscal 1998. Decreases in apparel fabrics operating income for the three and nine month comparable periods are due to lower denim manufacturing efficiencies created by lower volume as well as a $1.8 million charge related to severance, partially offset by greater manufacturing efficiencies achieved in woven sportswear and overall reductions in selling, general and administrative expenses.

Home fabrics experienced an operating loss of $0.3 million for the June quarter 1999 as compared to operating income of $0.6 million in the June quarter 1998. For the nine months ended June 1999, operating income was lower than the comparable period in the previous year by $1.9 million. Lower operating results for the three and nine month periods are due to lower volume and sales prices.

INTEREST EXPENSE

Interest expense was $15.1 million and $45.3 million for the June quarter 1999 and first nine months of fiscal 1999, respectively, as compared to $15.9 million and $35.9 million for the June quarter 1998 and first nine months of fiscal 1998, respectively. The increase in interest expense for the comparable nine month period was primarily due to added interest expense on additional indebtedness incurred to finance the Acquisition.

INCOME TAXES

The Company's overall tax rate for the first nine months of fiscal 1999 was approximately 32.5%. The difference from the statutory rate reflects the offset of foreign taxable earnings with domestic taxable losses.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

The Company incurred a net loss for the June quarter 1999 of $5.9 million or $.49 per common share, compared to net income of $4.7 million or $.40 per common share for the June quarter 1998. Net loss for the first nine months of fiscal 1999 was $4.7 million or $.40 per common share as compared to net income of $8.2 million or $.70 per common share for the first nine months of fiscal 1998 which included charges of $7.5 million (pre-tax) or $.38 per common share related to the Acquisition.

ORDER BACKLOG

The Company's order backlog at July 3, 1999 was $163.9 million, a 33% decrease from the June 27, 1998 backlog of $245.9 million. Many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that as this trend continues, order backlogs will decline and may not provide as meaningful information with regard to the Company's future sales as order backlogs have in the past.

LIQUIDITY AND CAPITAL RESOURCES


On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with First Union National Bank, as agent and lender and its syndicate of lenders. The amendment which became effective as of July 3, 1999 (the "Amendment") replaced the Adjusted Leverage Ratio covenant (as defined in the Amendment) with a minimum EBITDA covenant (as defined in the Amendment) until the Company's December quarter 2000, replaced the Consolidated Net Worth covenant with a Consolidated Retained Earnings covenant (both as defined in the Amendment), waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio until the Company's December quarter 2000 and modified the Company's covenant related to capital expenditures. The Company is currently in compliance with the debt covenants discussed above.

Under the Amendment, for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin 3.00%. Term

Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin or (B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or
(ii) LIBOR plus a margin of 3.75%. In addition, the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduces the remaining quarterly principal payments. In addition, the Company and each of its domestic subsidiaries granted the lenders, as additional collateral, a lien on all real property owned in the United States. In connection with the July 13, 1999 amendment, the Company, during the September 1999 quarter, expects to incur charges of $0.5 million to $0.8 million principally related to the real estate liens and legal fees.

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

On May 21, 1998, the Company completed an exchange offer pursuant to which it exchanged publicly registered 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes") for the Initial Notes pursuant to the terms and conditions set forth in a prospectus dated July 22, 1998 and filed as part of a Registration Statement on Form S-4 with the United States Securities and Exchange Commission which was declared effective on July 22, 1998. The terms of the Notes are identical in all material respects to those of the Initial Notes except that the Notes are freely transferable by holders and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. Interest on the Notes is paid March 1 and September 1 of each year.

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

Under the Senior Credit Facility borrowings were used to refinance the Company's prior senior credit facility with FUNB, to fund the Acquisition, to pay for certain closing costs and expenses related to the Acquisition and for general corporate and working capital purposes. Beginning with the quarter ending December 30, 2000, the Company will be subject to leverage and fixed charge coverage ratios, as amended on July 13, 1999. In addition, under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $349,157 until March 27, 2004 and, thereafter, four quarterly payments of $32,820,773 until Term Loan B's maturity on July 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $247,687 until July 2, 2005 and, thereafter, four quarterly payments of $23,034,918 until Term Loan C's maturity on July 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998 and July 3, 1999, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios or (B) with respect to Term Loan C, either (i) (a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios. Pursuant to the amendment executed as of July 3, 1999, borrowings under the Senior Credit Facility will bear interest in accordance with the foregoing pricing options beginning on February 16, 2001.

The Company's obligations under the Senior Credit Facility are secured by all of the assets of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

For the nine months of fiscal 1999, the Company spent approximately $22.4 million for capital expenditures. The Company expects to spend approximately $30.0 million for capital expenditures in fiscal 1999. The Company anticipates that approximately $14.7 million will be used to increase the Company's capacity while the remaining $15.3 million will be used to maintain or modernize existing capacity. The Company expects to fund these expenditures through funds from operations and borrowings under its revolving line of credit under the Senior Credit Facility.

Working capital increased approximately $42.7 million to $296.4 million at July 3, 1999 as compared to $253.7 million at June 27, 1998. The increase is primarily due to a decrease in accrued liabilities, an increase in income tax receivables and an increase in the deferred income tax asset balance offset by a decrease in inventories. The decrease in accrued liabilities reflects the finalization of the fixed portion of the purchase accounting allocation related to the Acquisition. Additionally, accrued liabilities declined as a result of the satisfaction of obligations in the normal course of business. As a result of generating net taxable losses for the current year, the income tax asset balances have increased to reflect anticipated income tax refunds or future benefits. The decrease in inventories is attributed to management's planned reduction of inventories.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information", effective for years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of FAS 131 will not affect results of operations or financial position, but may affect the disclosure of segment information.

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB deferred the effective date of this statement for one year, from years beginning after June 15, 1999, to years beginning after June 15, 2000, the Company's fiscal year 2001. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives would be either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value would immediately be recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company's market risk sensitive instruments by major category at October 3, 1998 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

FOREIGN CURRENCY EXPOSURES

The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. Foreign currency options and forward contracts and natural offsets are used to hedge against the earnings effects of such fluctuations. As of July 3, 1999, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

COTTON COMMODITY EXPOSURES

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. Due to decreases in the spot rate and quoted futures contract prices of cotton between the Company's fiscal year ended October 3, 1998 and July 3, 1999, a 10% decline in market prices as of July 3, 1999 would have an additional negative impact on the value of outstanding contracts of $20.3 million compared to the Company's fiscal year end.

INTEREST RATE EXPOSURES

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The fair values of the agreements are not materially different from the notional values as of July 3, 1999.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term assets and commitments. These short-term assets and commitments principally relate to accounts receivable and trade payable positions and fixed asset purchase obligations. Unrealized gains and losses related to outstanding forward exchange contracts at July 3, 1999 are not material.

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

Item 4.  Submission of Matters to a Vote of Security Holders (not applicable)


Item 5.  Other Information (not applicable)

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

     (b) Reports on Form 8-K - The Registrant filed a Form 8-K on July 13, 1999 to report, among other things, that the Company had amended the terms of its Senior Credit Facility.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Galey & Lord, Inc.
                                          ------------------------------
                                             (Registrant)


                                          /s/Michael R. Harmon
                                          -------------------------------
                                          Michael R. Harmon
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer), Treasurer
                                          and Secretary


August 17, 1999
---------------
    Date

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            -----------

27                Financial Data Schedule