Form 10-Q/A
period 1999-01-02
GALEY & LORD INC
filed 1999-12-08
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                   FORM 10-Q/A



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
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                                GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                JANUARY 2,   DECEMBER 27,     OCTOBER 3,
                                                   1999          1997           1998
ASSETS                                          (Unaudited)   (Unaudited)         *
------                                        ------------    ---------   -------------
Current assets:
 Cash and cash equivalents                    $    15,716      $  6,198     $   19,946
 Trade accounts receivable                        181,145        86,570        183,192
 Sundry notes and accounts receivable              10,752           473         12,166
 Inventories                                      185,501        95,934        185,497
 Income taxes receivable                            3,590         2,516          4,348
 Deferred income taxes                             11,174           175         11,370
 Prepaid expenses and other current assets          5,024         2,798          4,339
                                              -----------      --------   ------------

      Total current assets                        412,902       194,664        420,858

Property, plant and equipment, at cost            519,044       204,939        515,899
Less accumulated depreciation and
  amortization                                   (108,817)      (71,160)       (98,334)
                                              -----------      --------   ------------
                                                  410,227       133,779        417,565

Investments in and advances to associated
  companies                                        24,653             -         26,327
Notes receivable                                        -       141,000              -
Deferred charges, net                              15,849         6,661         15,148
Other non-current assets                            3,349             -          3,100
Intangibles, net                                  154,190        37,567        155,295
                                              -----------      --------   ------------
                                              $ 1,021,170      $513,671     $1,038,293
                                              ===========      ========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Current portion of long-term debt            $     3,849      $  1,431     $    4,051
 Trade accounts payable                            58,645        21,440         66,098
 Accrued salaries and employee benefits            21,755         6,895         28,085
 Accrued liabilities                               46,918         1,629         39,504
 Income taxes payable                                 497             -          1,748
                                              -----------      --------   ------------

       Total current liabilities                  131,664        31,395        139,486

Long-term debt                                    671,929       360,004        682,926
Other long-term liabilities                        26,490             -         26,647
Deferred income taxes                              61,811        18,486         61,357

Stockholders' equity:
 Common stock                                         122           121            122
 Contributed capital in excess of par
   value                                           39,019        35,980         38,987
 Retained earnings                                 85,231        69,932         81,861
 Treasury stock, at cost                           (2,247)       (2,247)        (2,247)
 Accumulated other comprehensive income             7,151             -          9,154
                                              -----------      --------   ------------

       Total stockholders' equity                 128,148       103,786        127,877
                                              -----------      --------   ------------
                                              $ 1,021,170      $513,671     $1,038,293
                                              ===========      ========   ============

*Condensed from audited financial statements.
           See accompanying notes to consolidated financial statements.

                                GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (Amounts in thousands except per share data)



                                                                  Three Months Ended
                                                           -----------------------------
                                                             January 2,     December 27,
                                                                1999            1997
                                                             ----------      ---------
Net sales                                                    $  246,035      $ 127,147
Cost of sales                                                   218,113        117,351
                                                             ----------      ---------
Gross profit                                                     27,922          9,796
Selling, general and administrative expenses                      7,899          3,387
Amortization of goodwill                                          1,132            421
                                                             ----------      ---------
Operating income                                                 18,891          5,988

Interest expense                                                 14,956          3,500

Income from associated companies                                 (1,315)             -
Bridge financing interest expense                                     -            379
Loss on foreign currency hedges                                       -          2,745
                                                             ----------       --------
Income (loss) before income taxes and extraordinary loss          5,250           (636)
Income tax expense (benefit):
   Current                                                        2,090           (851)
   Deferred                                                        (210)           325
                                                             ----------      ---------
Income (loss) before extraordinary loss                           3,370           (110)
Extraordinary loss from debt refinancing,
  net of taxes of $332                                                -           (524)
                                                            -----------      ----------
Net income (loss)                                           $     3,370      $    (634)
                                                            ===========      ==========
Net income per common share:
Basic:
   Average common shares outstanding                             11,841         11,664
   Income (loss) per share before extraordinary loss        $       .28      $    (.01)
   Extraordinary loss from debt refinancing                           -           (.04)
                                                            -----------      ---------
   Net income (loss) per common share - Basic               $       .28      $    (.05)
                                                            ===========      =========
Diluted:
   Average common shares outstanding                             11,968          12,036
   Income(loss) per share before extraordinary loss         $       .28      $    (.01)
   Extraordinary loss from debt refinancing                           -           (.04)
                                                            -----------      ---------
   Net income (loss) per common share - Diluted             $       .28      $    (.05)
                                                            ===========      =========


           See accompanying notes to consolidated financial statements.

                                GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Amounts in thousands)


                                                                  Three Months Ended
                                                              -------------------------
                                                               January 2,  December 27,
                                                                  1999         1997
                                                              -----------  -----------
Cash flows from operating activities:
 Net income (loss)                                             $  3,370     $   (634)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation of property, plant and equipment                 10,643        3,698
   Amortization of intangible assets                              1,132          421
   Amortization of deferred charges                                 588           52
   Deferred income taxes                                           (210)         325
   Non-cash compensation                                             20           97
   (Gain)/loss on disposals of property, plant
     and equipment                                                 (187)          20
   Undistributed income from associated companies                (1,315)           -
   Extraordinary loss from debt refinancing                           -          524
 Changes in assets and liabilities (net of acquisition):
   (Increase)/decrease in accounts receivable - net               1,588       (5,937)
   (Increase)/decrease in sundry notes & accounts receivable      1,351         (267)
   (Increase)/decrease in inventories                               386       (3,417)
   (Increase)/decrease in prepaid expenses and other
     current assets                                                (712)       1,096
   (Increase)/decrease in other non current assets                 (280)           -
   (Decrease)/increase in accounts payable - trade               (7,433)      (2,048)
   (Decrease)/increase in accrued liabilities                       998       (4,508)
   (Decrease)/increase in income taxes payable                     (472)      (1,104)
   (Decrease)/increase in other long-term liabilities              (311)           -
                                                               --------     --------
Net cash provided by (used in) operating activities               9,156      (11,682)

Cash flows from investing activities:
 Property, plant and equipment expenditures                      (7,440)      (8,086)
 Proceeds from sale of property, plant and equipment              3,453           34
 Issuance of notes receivable                                         -     (141,000)
 Dividends received from associated companies                     2,972            -
 Other                                                              (97)        (107)
                                                                -------      -------
Net cash provided by (used in) investing activities              (1,112)    (149,159)

Cash flows from financing activities:
 Increase/(decrease) in revolving line of credit                 (3,500)      16,400
 Principal payments on long-term debt                           (10,436)    (189,509)
 Issuance of long-term debt                                       2,830      344,508
 Increase in common stock                                            12            6
 Payment of bank fees and loan costs                             (1,252)      (6,643)
                                                                -------       ------
Net cash provided by (used in) financing activities             (12,346)     164,762

Effect of exchange rate changes on cash and cash equivalents         72            -
                                                                -------     --------
Net increase/(decrease) in cash and cash equivalents             (4,230)       3,921

Cash and cash equivalents at beginning of period                 19,946        2,277
                                                                -------     --------
Cash and cash equivalents at end of period                      $15,716     $  6,198
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


NOTE B - RESTATEMENT

As announced in the Company's annual earnings release on November 8, 1999, the Company has restated its December quarter 1998 operating results to correct the Company's computation of its LIFO inventory reserves. The restatement increased inventory by $1,758 and increased the Company's net income by $1,128 or $.09 per common share.

In addition to the restatement above, the Company has reclassified $1,700 from selling, general and administrative expenses to cost of sales to reflect the classification of certain expenses within the acquired businesses on a basis consistent with the Parent Company's accounting practices. The reclassification did not impact operating or net income.

NOTE C - BUSINESS ACQUISITIONS


On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group ("Swift Denim"), Klopman International S.p.A. ("Klopman") and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities. The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair value of approximately $539.2 million and assumed liabilities of approximately $193.4 million. The Company has made a preliminary allocation of the purchase price and has recorded goodwill of approximately $121.1 million for the excess purchase price (including assumed liabilities) over the fair market value of

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)


NOTE C - BUSINESS ACQUISITIONS (CONTINUED)


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
                                                      December 27, 1997
                                                     -------------------
                                            (in thousands except per share data)

Net sales                                               $  261,343
Loss before extraordinary item                          $   (2,581)
Loss before extraordinary item
  per share - diluted                                   $     (.21)
Net loss                                                $   (3,105)
Net per share - diluted                                 $     (.21)


NOTE D - INVENTORIES


The components of inventory at January 2, 1999, December 27, 1997 and October 3, 1998 consisted of the following (in thousands):



                                    January 2,     December 27,       October 3,
                                       1999           1997              1998
                                    ----------     ------------      -----------
  Raw materials                      $ 11,974         $ 1,729        $  13,029
  Stock in process                     29,456          18,582           34,554
  Produced goods                      146,114          77,157          142,015
  Dyes, chemicals and supplies         13,055           5,819           13,011
                                     --------         -------        ---------
                                      200,599         103,287          202,609
  Less LIFO and other reserves        (15,098)         (7,353)         (17,112)
                                     --------         -------        ---------
                                     $185,501         $95,934        $ 185,497
                                     ========         =======        =========

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)


NOTE E - LONG-TERM DEBT


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


NOTE F - NET INCOME PER COMMON SHARE


The following table sets forth the computation of basic and diluted earnings per share (in thousands):



                                                           Quarters Ended
                                                     ---------------------------
                                                     January 2,     December 27,
                                                        1999            1997
                                                     -----------    ------------

Numerator:
   Income (loss) before extraordinary item           $    3,370      $    (110)
   Extraordinary loss                                         -           (524)
                                                     ----------      -----------
   Net income (loss)                                 $    3,370      $    (634)
                                                     ==========      ==========
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                             11,841         11,664
   Effect of dilutive securities:
     Stock options                                          127            372
                                                     ----------      ---------
   Diluted potential common shares
     denominator for diluted earnings per
     share - adjusted weighted average shares
     and assumed exercises                               11,968         12,036
                                                     ==========      =========

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)


NOTE F - NET INCOME PER COMMON SHARE (CONTINUED)


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


NOTE G - STOCKHOLDERS' EQUITY

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholder's equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income and foreign currency translation adjustments. The Company adopted FAS 130 on October 4, 1998. Total comprehensive income (loss) for the quarters ended January 2, 1999 and December 27, 1997 was $1.4 million and $(0.6) million, respectively.

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)


NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)


Activity in Stockholders' Equity is as follows (dollar amounts in thousands):


                                                                            Accumulated
                     Current Year                                              Other
                     Comprehensive  Common  Contributed  Retained  Treasury Comprehensive
                         Income     Stock     Capital    Earnings    Stock     Income      Total
                         ------     -----     -------    --------    -----     ------      -----
Balance at
  October 3, 1998                   $122     $38,987     $81,861   $(2,247)    $9,154    $127,877

Issuance of 12,000
  shares of Common
  Stock upon exercise
  of options                           -          11           -         -          -          11

Compensation earned
  related to stock
  options                              -          21           -         -          -          21

Comprehensive income:
  Net income for
    January 2, 1999      $3,370        -           -       3,370         -          -       3,370
  Foreign currency
    translation
    adjustment           (2,003)       -           -           -         -     (2,003)     (2,003)
                         ------     ----     -------     -------    ------     ------    --------
  Total comprehensive
    income               $1,367
                         ======
Balance at
  January 2, 1999                   $122     $39,019     $85,231   $(2,247)    $7,151    $129,276
                                    ====     =======     =======   =======     ======    ========

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)


NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION


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



                                                 January 2, 1999
                       ------------------------------------------------------------------
                                                 (in thousands)

                                                    Non-
                                    Guarantor     Guarantor
                         Parent   Subsidiaries  Subsidiaries  Eliminations   Consolidated
                         ------   ------------  ------------  ------------   ------------
Financial Position
------------------
Current assets:
  Trade accounts
    receivable          $      -    $ 129,325    $  51,820      $       -     $   181,145
  Inventories                  -      144,983       41,479           (961)        185,501
  Other current
    assets                 4,547       67,407       23,922        (49,620)         46,256
                       ---------    ---------    ---------      ----------    -----------
     Total current
       assets              4,547      341,715      117,221        (50,581)        412,902

Property, plant and
  equipment, net               -      295,704      114,523              -         410,227

Intangibles                    -      154,190            -              -         154,190

Other assets             832,198        1,964       55,033       (845,344)         43,851
                       ---------    ---------    ---------      ---------     -----------
                        $836,745    $ 793,573    $ 286,777      $(895,925)    $ 1,021,170
                        ========     ========    =========      =========     ===========

Current liabilities:
  Trade accounts
    payable             $    601    $  33,114    $  24,930      $       -     $    58,645
  Accrued
    liabilities           19,393       19,321       19,316          1,183          59,213
  Other current
    liabilities           27,095       25,713       29,351        (68,353)         13,806
                       ---------    ---------    ---------      ---------     -----------
     Total current
       liabilities        47,089       78,148       73,597        (67,170)        131,664

Long-term debt           652,563      598,413       11,603       (590,650)        671,929
Other non-current
  liabilities              7,817       65,233       17,937         (2,686)         88,301

Stockholders' equity     129,276       51,779      183,640       (235,419)        129,276
                       ---------    ---------    ---------      ---------     -----------
                        $836,745    $ 793,573    $ 286,777      $(895,925)    $ 1,021,170
                        ========    =========    =========      =========     ===========

                                GALEY & LORD, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999
                                   (UNAUDITED)


NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)



                                            Three Months Ended January 2, 1999
                           -----------------------------------------------------------------
                                                    (in thousands)

                                                         Non
                                       Guarantor      Guarantor
                           Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                          -------     ------------  ------------  ------------  ------------
Results of Operations
---------------------
Sales                       $    -     $191,460       $ 64,709     $(10,134)      $246,035

Gross profit                     -       20,088          7,809           25         27,922

Operating income               133       13,506          5,227           25         18,891

Interest expense,
  income taxes and
    other, net              (1,267)      14,496          2,798         (506)        15,521

Net income                  $1,400     $   (990)      $  2,429     $    531       $  3,370


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

RESULTS OF OPERATIONS

The Company's operations are primarily classified into two operating segments:
(1) apparel fabrics, consisting of cotton casuals, denim, corduroy and uniform fabrics and (2) home fabrics. Results for the three month periods ended January 2, 1999 and December 27, 1997 for each segment are shown below:


                                                        Three Months Ended
                                                        ------------------
                                                      1/2/99        12/27/97
                                                      ------        --------
                                                  (dollar amounts in millions)
Net Sales to External Customers
-------------------------------
  Apparel fabrics                                    $  237.3         $  113.7
  Home fabrics                                            8.7             13.4
                                                      -------         --------
      Total net sales                                $  246.0         $  127.1
                                                     ========         ========

Operating Income Per Segment
----------------------------
  Apparel fabrics                                    $   18.3          $   5.1
    % of Apparel Fabrics Net Sales                        7.7%             4.5%
  Home fabrics                                       $     .6          $    .9
    % of Home Fabrics Net Sales                           6.5%             6.5%
                                                     ---------         --------
  Total                                              $   18.9          $   6.0
    % of Total Net Sales                                  7.7%             4.7%


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

OPERATING INCOME


Operating income for the December quarter 1998 was $18.9 million as compared to $6.0 million for the December quarter 1997. The increase in apparel fabrics operating income margins primarily was a result of the Acquisition in January 1998, partially offset by decreased operating income from the Company's other apparel fabrics business mostly due to lower net corduroy sales resulting from a weaker corduroy market in the December quarter 1998. Swift Denim's lower net sales has adversely impacted its absorption of fixed costs resulting in lower operating income than in historical periods. Home fabrics operating income remained consistent for the December quarter 1998 compared to the December quarter 1997.


INTEREST EXPENSE

Interest expense was $15.0 million for the December quarter 1998 compared to $3.5 million for the December quarter 1997. The increase in interest expense was primarily due to $11.6 million of added interest expense on additional indebtedness incurred to finance the Acquisition.

NET INCOME AND NET INCOME PER SHARE


Net income for the December quarter 1998 was $3.4 million or $.28 per common share, compared to a net loss for the December quarter 1997 of $0.6 million or $.05 per common share. December quarter 1997 results included nonrecurring charges related to the Acquisition of $4.0 million pre-tax or $.20 per common share. Excluding the nonrecurring charges, the Company reported income before nonrecurring items for the December quarter 1997 of $1.8 million or $.15 per common share.


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

Working capital increased approximately $117.9 million to $281.2 million at January 2, 1998 as compared to $163.3 million at December 27, 1997. Approximately $98.4 million of the increase occurred as a result of the Acquisition and related refinancings. The remaining $19.5 million of the increase primarily reflects seasonal changes in business for the Acquired Business since January 29, 1998.


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





December 8, 1999
-----------------
      Date

                                  EXHIBIT INDEX



Exhibit                                                          Sequential
Number      Description                                           Page No.
-------     -----------                                          ----------

27          Financial Data Schedule