Form 10-Q/A
period 1999-04-03
GALEY & LORD INC
filed 1999-12-08
CIK 884124

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
-------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                GALEY & LORD, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                           (Dollar amounts in thousands)


                                                                          April 3,            March 28,             OCTOBER 3,
                                                                            1999                1998                 1998
ASSETS                                                                  (Unaudited)          (Unaudited)                *
                                                                        -----------          -----------            -----------

Current assets:
  Cash and cash equivalents                                        $          9,576     $         16,505       $         19,946
  Trade accounts receivable                                                 183,875              197,388                183,192
  Sundry notes and accounts receivable                                        4,182               11,946                 12,166
  Inventories                                                               181,411              178,591                185,497
  Income taxes receivable                                                     4,463                    -                  4,348
  Deferred income taxes                                                      14,310               13,350                 11,370
  Prepaid expenses and other current assets                                   3,076                5,751                  4,339
                                                                   ----------------     ----------------       ----------------

         Total current assets                                               400,893              423,531                420,858

Property, plant and equipment, at cost                                      511,481              490,115                515,899
Less accumulated depreciation and
  amortization                                                             (117,514)             (78,639)               (98,334)
                                                                   ----------------     ----------------       ----------------
                                                                            393,967              411,476                417,565

Investments in and advances to associated
  companies                                                                  25,334               23,609                 26,327
Deferred charges, net                                                        15,192               15,743                 15,148
Other non-current assets                                                      1,333                1,078                  3,100
Intangibles, net                                                            157,626              169,593                155,295
                                                                   ----------------     ----------------       ----------------
                                                                   $        994,345     $      1,045,030       $      1,038,293
                                                                   ================     ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                $          3,607     $          4,250       $          4,051
  Trade accounts payable                                                     59,557               63,981                 66,098
  Accrued salaries and employee benefits                                     23,615               26,725                 28,085
  Accrued liabilities                                                        34,787               54,883                 39,504
  Income taxes payable                                                        1,349                   14                  1,748
                                                                   ----------------     ----------------       ----------------

          Total current liabilities                                         122,915              149,853                139,486

Long-term debt                                                              665,484              698,059                682,926
Other long-term liabilities                                                  23,797               24,251                 26,647
Deferred income taxes                                                        59,703               64,161                 61,357

Stockholders' equity:
  Common stock                                                                  122                  121                    122
  Contributed capital in excess of par
    value                                                                    39,087               37,281                 38,987
  Retained earnings                                                          84,125               74,028                 81,861
  Treasury stock, at cost                                                    (2,247)              (2,247)                (2,247)
  Accumulated other comprehensive income                                      1,359                 (477)                 9,154
                                                                   ----------------     ----------------       ----------------

          Total stockholders' equity                                        122,446              108,706                127,877
                                                                   ----------------     ----------------       ----------------
                                                                   $        994,345     $      1,045,030       $      1,038,293
                                                                   ================     ================       ================

*Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                                                GALEY & LORD, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Amounts in thousands except per share data)


                                                                      Three Months Ended                  Six Months Ended
                                                                      April 3,      March 28,            April 3,         March 28,
                                                                       1999               1998           1999               1998
                                                                  -------------      ------------     ------------     ---------
Net sales                                                         $    237,433          $ 237,645        $ 483,468    $     364,792
Cost of sales                                                          215,227            205,728          433,340          323,079
                                                                   -----------      -------------    -------------    -------------
Gross profit                                                            22,206             31,917           50,128           41,713
Selling, general and administrative
  expenses                                                               8,932              8,324           16,831           11,711
Amortization of goodwill                                                 1,285                952            2,417            1,373
                                                                   -----------      -------------    -------------    -------------
Operating income                                                        11,989             22,641           30,880           28,629
Interest expense                                                        15,219             12,629           30,175           16,129

Income from associated companies                                        (1,112)              (832)          (2,427)            (832)

Bridge financing interest expense                                            -              3,549                -            3,928
Loss on foreign currency hedges                                              -                  -                -            2,745
                                                                   -----------        -----------    -------------    -------------
Income (loss) before income taxes and
  extraordinary loss                                                    (2,118)             7,295            3,132            6,659

Income tax expense (benefit):
   Current                                                                (318)             3,161            1,772            2,310
   Deferred                                                               (694)                38             (904)             363
                                                                   -----------      -------------    -------------    -------------
Income (loss) before extraordinary loss                                 (1,106)             4,096            2,264            3,986
Extraordinary loss from debt refinancing,
  net of taxes of $332                                                       -                  -                -             (524)
                                                                  ------------      -------------    -------------    -------------

Net income (loss)                                                 $     (1,106)          $ 4,096          $ 2,264       $     3,462
                                                                  ============           =======          =======     =============

Net income per common share:
Basic:
    Average common shares outstanding                                   11,875            11,682           11,858            11,673

    Income (loss) per share before
      extraordinary loss                                          $       (.09)           $  .35            $ .19             $ .34

    Extraordinary loss from debt
      refinancing                                                            -                  -                -             (.04)
                                                                  ------------      -------------    -------------     -----------

    Net income (loss) per common share -      Basic               $      (.09)            $ .35            $ .19          $     .30
                                                                  ===========             =====            =====        ===========

Diluted:
    Average common shares outstanding                                  11,936            12,088           11,964             12,071
    Income(loss) per share before
      extraordinary loss                                          $      (.09)            $ .34            $ .19          $     .33

    Extraordinary loss from debt
      refinancing                                                            -                  -                -             (.04)
                                                                  ------------      -------------    -------------     -----------
    Net income (loss) per common share -      Diluted             $      (.09)      $       .34            $ .19              $ .29
                                                                  ===========       ============           =====              =====




          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                                                     Six Months Ended
                                                                                             ---------------------------------
                                                                                                  April 3,           March 28,
                                                                                                    1999                1998
                                                                                             ----------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                                        $         2,264      $         3,462
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation of property, plant and equipment                                                  20,839               11,384
     Amortization of intangible assets                                                               2,417                1,373
     Amortization of deferred charges                                                                1,216                2,475
     Deferred income taxes                                                                            (904)                 363
     Non-cash compensation                                                                              76                  782
     (Gain)/loss on disposals of property, plant
       and equipment                                                                                  (229)                 221
     Undistributed income from associated companies                                                 (2,427)                (832)
     Extraordinary loss from debt refinancing                                                            -                  524
  Changes in assets and liabilities (net of acquisition):
     (Increase)/decrease in accounts receivable - net                                               (3,042)             (40,742)
     (Increase)/decrease in sundry notes & accounts receivable                                       7,584               14,441
     (Increase)/decrease in inventories                                                              2,660               (5,125)
     (Increase)/decrease in prepaid expenses and other
       current assets                                                                                1,078                5,301
     (Increase)/decrease in other non current assets                                                    25                3,391
     (Decrease)/increase in accounts payable - trade                                                (4,907)              (2,039)
     (Decrease)/increase in accrued liabilities                                                     (7,965)                 230
     (Decrease)/increase in income taxes payable                                                      (513)                 141
     (Decrease)/increase in other long-term liabilities                                               (395)               2,015
                                                                                           ---------------      ---------------

Net cash provided by (used in) operating activities                                                 17,777               (2,635)

Cash flows from investing activities:
  Acquisition of business - net of cash acquired                                                         -             (456,908)
  Property, plant and equipment expenditures                                                       (16,886)             (15,029)
  Proceeds from sale of property, plant and equipment                                                3,853                4,041
  Other                                                                                              3,384                  373
                                                                                           ---------------        -------------

Net cash provided by (used in) investing activities                                                 (9,649)            (467,523)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                                                   (4,100)              (2,200)
  Principal payments on long-term debt                                                             (13,026)            (814,802)
  Issuance of long-term debt                                                                             -            1,319,008
  Increase in common stock                                                                              24                  622
  Payment of bank fees and loan costs                                                               (1,185)             (18,242)
                                                                                           ---------------      ---------------

Net cash provided by (used in) financing activities                                                (18,287)             484,386

Effect of exchange rate changes on cash and cash equivalents                                          (211)                   -
                                                                                              -------------      ---------------

Net increase/(decrease) in cash and cash equivalents                                               (10,370)              14,228

Cash and cash equivalents at beginning of period                                                    19,946                2,277
                                                                                             --------------      ---------------

Cash and cash equivalents at end of period                                                  $        9,576      $        16,505
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

Certain prior period amounts have been reclassified to conform to the current period presentation. These amounts include $2,199 for the three and six months ended March 28, 1998 which have been reclassified from selling, general and administrative to cost of sales to reflect certain expenses within the acquired businesses on a basis consistent with the Parent Company's accounting practices. The reclassification did not impact operating or net income.


NOTE B - RESTATEMENT

As announced in the Company's annual earnings release on November 8, 1999, the Company has restated its December quarter 1998 operating results to correct the Company's computation of its LIFO inventory reserves. The restatement increased inventory by $1,758 and increased the Company's net income for the six months ended April 3, 1999 by $1,128 or $.10 per common share. Due to the change in the first quarter results, the Company has also restated its cumulative income statements and related balance sheets and statements of cash flow for the six months ended April 3, 1999. The operating results for the quarter ended April 3, 1999 did not require restatement for the above correction.

NOTE C - BUSINESS ACQUISITIONS


On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group ("Swift Denim"), Klopman International S.p.A. ("Klopman") and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities. The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair value of approximately $585.9 million and assumed liabilities of approximately $191.5 million. The Company has

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)



NOTE C - BUSINESS ACQUISITIONS (CONTINUED)


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

                                                  Six Months Ended
                                                   March 28, 1998
                                                   --------------
                                           (in thousands except per share data)

Net sales                                        $        528,105
Loss before extraordinary item                   $         (4,906)
Loss before extraordinary item
  per share - diluted                            $           (.41)
Net loss                                         $         (5,430)
Net per share - diluted                          $           (.45)


NOTE D - INVENTORIES


The components of inventory at April 3, 1999, March 28, 1998 and October 3, 1998 consisted of the following (in thousands):



                                                                April 3,              March 28,                   October 3,
                                                                  1999                  1998                         1998
                                                           ---------------          -----------------         --------------
   Raw materials                                           $        10,122          $          12,396         $       13,029
   Stock in process                                                 22,710                     38,814                 34,554
   Produced goods                                                  144,090                    123,728                142,015
   Dyes, chemicals and supplies                                     17,237                     13,168                 13,011
                                                           ---------------          -----------------         --------------
                                                                   194,159                    188,106                202,609
   Less LIFO and other reserves                                    (12,748)                    (9,515)               (17,112)
                                                           ---------------          -----------------         --------------
                                                           $       181,411          $         178,591         $      185,497
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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)



NOTE F - NET INCOME PER COMMON SHARE


The following table sets forth the computation of basic and diluted earnings per share (in thousands):



                                                                      Three Months Ended                 Six Months Ended
                                                                 ------------------------------   ---------------------------
                                                                    April 3,        March 28,       April 3,        March 28,
                                                                     1999             1998              1999           1998
                                                                 ------------     -------------   -------------   -----------
Numerator:
     Income (loss) before extraordinary
     item                                                          $   (1,106)    $      4,096     $      2,264    $    3,986
     Extraordinary loss                                                     -                -                -          (524)
                                                                 ------------     ------------     ------------    ----------
     Net income (loss)                                           $     (1,106)    $      4,096     $      2,264    $    3,462
                                                                 ============     ============     ============    ==========

Denominator:
     Denominator for basic earnings per share - weighted
average shares                                                         11,875           11,682           11,858        11,673
     Effect of dilutive securities:
       Stock options                                                       61              406              106           398
                                                                 ------------     ------------     ------------    ----------
     Diluted potential common shares
       denominator for diluted earnings per share -
adjusted weighted  average shares and assumed  exercises               11,936           12,088           11,964      12,071
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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                                   (UNAUDITED)



NOTE G - STOCKHOLDERS' EQUITY

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholder's equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income (loss) and foreign currency translation adjustments. The Company adopted FAS 130 on October 4, 1998. Total comprehensive income (loss) for the three and six months ended April 3, 1999 was $(6.9) million and $(5.5) million, respectively, and for the three and six months ended March 28, 1998 was $4.5 million and $3.9 million, respectively.


Activity in Stockholders' Equity is as follows (dollar amounts in thousands):



                                                                                                     Accumulated
                          Current Year                                                                 Other
                          Comprehensive     Common      Contributed     Retained      Treasury      Comprehensive
                             Income          Stock        Capital       Earnings        Stock          Income         Total
                             ------          -----        -------       --------        -----          ------         -----
Balance at
   October 3, 1998                           $122         $38,987        $81,861        $(2,247)        $9,154     $ 127,877

Issuance of 26,700
  shares of Common
  Stock upon exercise
  of options                                   -              24              -              -               -           24

Issuance of 3,530
  shares of Restricted
  Common Stock                                 -              30              -              -               -           30

Compensation earned
  related to stock
  options                                      -              46           -                 -               -           46

Comprehensive income:
  Net income for six
    months ended
    April 3, 1999       $    2,264             -               -          2,264              -               -        2,264
  Foreign currency
    translation
    adjustment              (7,795)            -               -              -              -          (7,795)      (7,795)
                            ------          ----         -------     ----------         ------         -------  -----------
  Total comprehensive
    income (loss)          $(5,531)
                           =======
Balance at
  April 3, 1999                          $   122         $39,087        $84,125       $(2,247)        $ 1,359     $ 122,446
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




                                                                         April 3, 1999
                                    ---------------------------------------------------------------------------------------------
                                                                        (in thousands)

                                                                              Non-
                                                       Guarantor            Guarantor
                                      Parent         Subsidiaries         Subsidiaries      Eliminations        Consolidated
                                      ------         ------------         ------------      ------------        ------------
Financial Position
------------------
Current assets:
   Trade accounts
     receivable                     $         -     $      134,920      $       48,955        $            -     $        183,875
   Inventories                                -            140,830              43,016                (2,435)             181,411
   Other current
     assets                               3,694             83,740              17,818               (69,645)              35,607
                                   ------------     --------------      --------------        --------------     ----------------
       Total current
        assets                            3,694            359,490             109,789               (72,080)             400,893

Property, plant and
  equipment, net                              -            288,859             105,108                     -              393,967

Intangibles                                   -            157,626                   -                     -              157,626

Other assets                            833,738              8,840              55,218              (855,937)              41,859
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   837,432     $      814,815      $      270,115        $     (928,017)    $        994,345
                                    ===========     ==============      ==============        ==============     ================

Current liabilities:
   Trade accounts
     payable                        $         -     $       36,072      $       25,065        $       (1,580)    $         59,557
   Accrued
     liabilities                         21,847             21,695              14,466                   394               58,402
   Other current
     liabilities                         35,396             27,235              30,983               (88,658)               4,956
                                   ------------     --------------      --------------        --------------     ----------------
       Total current
         liabilities                     57,243             85,002              70,514               (89,844)             122,915

Long-term debt                          651,338            616,702               6,455              (609,011)             665,484
Other non-current
  liabilities                             6,405             69,304              16,049                (8,258)              83,500

Stockholders' equity                    122,446             43,807             177,097              (220,904)             122,446
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   837,432     $      814,815      $      270,115        $     (928,017)    $        994,345
                                    ===========     ==============      ==============        ==============     ================


                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (Unaudited)




NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)




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




                                                           Six Months Ended April 3, 1999
                                   --------------------------------------------------------------------------------------------
                                                                   (in thousands)

                                                                              Non
                                                      Guarantor            Guarantor
                                    Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                    ------          ------------         ------------         ------------         ------------
Results of Operations
---------------------

Sales                              $      -        $     376,110        $     127,652       $    (20,294)         $     483,468

Gross profit                             35               33,974               15,991                128                 50,128

Operating income                        173               20,021               10,695                 (9)                30,880

Interest expense,
  income taxes and
    other, net                       (1,814)              27,745                5,258             (2,573)                28,616

Net income (loss)                  $  1,987        $      (7,724)       $       5,437       $      2,564          $       2,264


                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (Unaudited)



NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)






                                                                     Three Months Ended March 28, 1998
                                     --------------------------------------------------------------------------------------------
                                                                           (in thousands)

                                                                         Non-
                                                    Guarantor          Guarantor
                                      Parent     Subsidiaries         Subsidiaries            Eliminations         Consolidated
                                      ------     ------------         ------------            ------------         ------------
Results of Operations
---------------------

Sales                              $        -    $       196,888      $        47,635      $        (6,878)     $       237,645

Gross Profit                              (10)            26,107                5,888                  (68)              31,917

Operating Income                          (44)            18,391                3,963                  331               22,641

Interest expense and
  income taxes                            730             16,684                1,131                    -               18,545

Net income (loss)                  $     (774)   $         1,707      $         2,832      $           331      $         4,096




                                                                  Six Months Ended March 28, 1998
                                   --------------------------------------------------------------------------------------------
                                                                      (in thousands)

                                                                             Non-
                                                      Guarantor            Guarantor
                                      Parent        Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                      ------        ------------         ------------         ------------         ------------
Results of Operations
---------------------

Sales                               $        -   $       324,035      $        51,829      $       (11,072)     $       364,792

Gross Profit                               (10)           35,837                5,954                  (68)              41,713

Operating Income                           (44)           24,219                4,029                  425               28,629

Interest expense and
  income taxes                             730            23,260                1,177                    -               25,167

Net income (loss)                   $     (774)  $           959      $         2,852      $           425      $         3,462

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (Unaudited)




NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)



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




NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)




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

RESULTS OF OPERATIONS

The Company's operations are primarily classified into two operating segments:
(1) apparel fabrics, consisting of cotton casuals, denim, corduroy and uniform fabrics and (2) home fabrics. Results for the three and six month periods ended April 3, 1999 and March 28, 1998 for each segment are shown below:



                                                                  Three Months Ended                   Six Months Ended
                                                                  -------------------                  ----------------
                                                               April 3,          March 28,          April 3,       March 28,
                                                                1999              1999                1999          1999
                                                           ---------------   -----------------  ---------------   ---------
                                                                                (dollar amounts in millions)
Net Sales to External Customers
-------------------------------
  Apparel fabrics                                               $  228.6       $    225.1         $    466.0       $     338.8
  Home fabrics                                                       8.8             12.5               17.5              26.0
                                                                --------       ----------         ----------       -----------
      Total net sales                                           $  237.4       $    237.6         $    483.5       $     364.8
                                                                ========       ==========         ==========       ===========

Operating Income Per Segment
----------------------------
  Apparel fabrics                                               $   12.0         $   22.0           $   30.4        $    27.1
    % of Apparel Fabrics Net Sales                                   5.0%             9.8%               6.5%             8.0%
  Home fabrics                                                  $      -         $     .6           $     .5        $     1.5
    % of Home Fabrics Net Sales                                        -%             5.4%               3.1%             6.0%
                                                                --------         ---------          --------        ---------
  Total                                                         $   12.0         $   22.6           $   30.9        $    28.6
    % of Total Net Sales                                             5.0%             9.5%               6.4%             7.9%


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

OPERATING INCOME


Operating income for the March quarter 1999 and first six months of fiscal 1999 was $12.0 million and $30.9 million, respectively, as compared to $22.6 million and $28.6 million, respectively, for the March quarter 1998 and first six months of fiscal 1998. Apparel fabrics operating income was $12.0 million for the March quarter 1999, a $10.0 million decline when compared to March quarter 1998 operating income of $22.0 million. The decrease in apparel fabrics operating income is primarily due to the change in net sales discussed above and pricing pressures from imported fabrics. Apparel fabrics operating income for the first six months of fiscal 1999 was $30.4 million as compared to $27.1 million for the first six months of fiscal 1998. The overall increase in apparel fabrics operating income is primarily due to the net sales changes discussed above and pricing pressures from imported fabrics. Additionally, Swift Denim's lower sales volume has adversely impacted its absorption of fixed costs resulting in lower operating income than in historical periods. Home fabrics operating income did not change significantly between the March quarter 1999 and March quarter 1998 or between the first six months of fiscal 1999 and the first six months of fiscal 1998.

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

INCOME TAXES


The Company's overall tax rate for the first six months of fiscal 1999 was approximately 27.7%. The difference from the statutory rate reflects the offset of foreign taxable earnings with domestic taxable losses.


NET INCOME AND NET INCOME PER SHARE


The Company incurred a net loss for the March quarter 1999 of $1.1 million or $.09 per common share, compared to net income of $4.1 million or $.34 per common share for the March quarter 1998 which included charges of $3.5 million (pre-tax) related to the Acquisition. Excluding the Acquisition charges, net income for the March quarter 1998 would have been $6.3 million or $.52 per common share. Net income for the first six months of fiscal 1999 was $2.3 million or $.19 per common share as compared to $3.5 million or $.29 per common share for the first six months of fiscal 1998 which included charges of $7.5 million (pre-tax) or $.28 per common share related to the Acquisition. Excluding the Acquisition charges, net income for the first six months of fiscal 1998 would have been $8.1 million or $.67 per common share.


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


Working capital increased approximately $4.3 million to $278.0 million at April 3, 1999 as compared to $273.7 million at March 28, 1998. The increase is primarily due to a decrease in accrued liabilities offset by a decrease in accounts receivable. The decrease in accrued liabilities reflects the finalization of the fixed portion of the purchase accounting allocation related to the Acquisition. Additionally, accrued liabilities declined as a result of the satisfaction of obligations in the normal course of business. The decrease in accounts receivable is due to lower net sales during the March quarter 1999 compared to the March quarter 1998.


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





December 8, 1999
-----------------
     Date

                                  EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------


27                Financial Data Schedule