Form 10-Q/A
period 1999-07-03
GALEY & LORD INC
filed 1999-12-08
CIK 884124

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
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                         July 3,             June 27,              October 3,
                                                           1999                1998                 1998
ASSETS                                                 (Unaudited)          (Unaudited)                *
------                                                 -----------          -----------             ----------

Current assets:
  Cash and cash equivalents                       $          29,691     $         25,271       $         19,946
  Trade accounts receivable                                 192,659              189,347                183,192
  Sundry notes and accounts receivable                        6,016                7,573                 12,166
  Inventories                                               169,418              180,946                185,497
  Income taxes receivable                                    10,986                    -                  4,348
  Deferred income taxes                                      10,152                3,946                 11,370
  Prepaid expenses and other current assets                   4,272                4,017                  4,339
                                                     ----------------     ----------------       ----------------
         Total current assets                               423,194              411,100                420,858

Property, plant and equipment, at cost                      514,380              500,383                515,899
Less accumulated depreciation and
  amortization                                             (126,951)             (88,374)               (98,334)
                                                      ----------------    ----------------       ----------------
                                                            387,429              412,009                417,565
Investments in and advances to associated
  companies                                                  24,681               24,693                 26,327
Deferred charges, net                                        14,632               15,667                 15,148
Other non-current assets                                      1,727                2,787                  3,100
Intangibles, net                                            155,372              168,359                155,295
                                                      ----------------    ----------------       ----------------
                                                    $     1,007,035     $      1,034,615       $      1,038,293
                                                      ================    ================       ================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                 $        3,099      $         3,533        $         4,051
  Trade accounts payable                                    53,989               58,416                 66,098
  Accrued salaries and employee benefits                    23,714               26,303                 28,085
  Accrued liabilities                                       43,333               68,719                 39,504
  Income taxes payable                                       1,566                  468                  1,748
                                                    ----------------     ----------------       ----------------
          Total current liabilities                        125,701              157,439                139,486

Long-term debt                                             687,387              686,740                682,926
Other long-term liabilities                                 24,266               25,203                 26,647
Deferred income taxes                                       55,932               50,317                 61,357

Stockholders' equity:
  Common stock                                                 122                  122                    122
  Contributed capital in excess of par
    value                                                   39,211               38,968                 38,987
  Retained earnings                                         78,245               78,749                 81,861
  Treasury stock, at cost                                   (2,247)              (2,247)                (2,247)
  Accumulated other comprehensive income                    (1,582)                (676)                 9,154
                                                    ----------------     ----------------       ----------------
          Total stockholders' equity                       113,749              114,916                127,877
                                                    ----------------     ----------------       ----------------
                                                    $    1,007,035      $     1,034,615       $      1,038,293
                                                    ================    ================       ================

*Condensed from audited financial statements.
          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                            Three Months Ended                  Nine Months Ended
                                                            ------------------                  -----------------
                                                          July 3,       June 27,             July 3,          June 27,
                                                           1999             1998             1999               1998
                                                       -------------      ------------     ------------     ---------
Net sales                                             $    249,476          $ 275,296        $ 732,944     $     640,089
Cost of sales                                              234,369            241,459          667,709           564,539
                                                       -----------      -------------    -------------     -------------
Gross profit                                                15,107             33,837           65,235            75,550
Selling, general and administrative
  expenses                                                   8,599              9,588           25,430            21,299
Amortization of goodwill                                     1,217              1,234            3,634             2,607
                                                       -----------      -------------    -------------     -------------
Operating income                                             5,291             23,015           36,171            51,644
Interest expense
                                                            15,081             15,883           45,256            32,012
Income from associated companies
                                                            (1,082)            (1,046)          (3,509)           (1,878)
Bridge financing interest expense                                -                  -                -             3,928
Loss on foreign currency hedges                                  -                  -                -             2,745
                                                       -----------        -----------    -------------     -------------
Income (loss) before income taxes and
  extraordinary loss                                        (8,708)             8,178           (5,576)           14,837

Income tax expense (benefit):
   Current                                                  (3,043)             3,935           (1,271)            6,245
   Deferred                                                    215               (478)            (689)             (115)
                                                       -----------      -------------    -------------     -------------
Income (loss) before extraordinary loss                     (5,880)             4,721           (3,616)            8,707
Extraordinary loss from debt refinancing,
  net of taxes of $332                                           -                  -                -              (524)
                                                      ------------      -------------    -------------     -------------

Net income (loss)                                     $     (5,880)           $ 4,721          $ (3,616)         $ 8,183
                                                      ============            =======          ========          =======

Net income (loss) per common share:
Basic:
    Average common shares outstanding                       11,903             11,781           11,873            11,710

    Income (loss) per share before
      extraordinary loss                               $      (.49)            $  .40           $ (.30)            $ .74

    Extraordinary loss from debt
      refinancing                                                -                  -                -              (.04)
                                                         ------------      -------------    -------------     -----------

    Net income (loss) per common share -
      Basic                                            $      (.49)             $ .40           $ (.30)            $ .70
                                                            ===========     ===========      ============      =========
Diluted:
    Average common shares outstanding                       11,941             12,368           11,949            12,216
    Income(loss) per share before
      extraordinary loss
                                                       $      (.49)             $ .38           $ (.30)            $ .71
    Extraordinary loss from debt
      refinancing                                                -                  -                -              (.04)
                                                        ------------      -------------    -------------     -----------
    Net income (loss) per common share -
      Diluted                                          $      (.49)             $ .38           $ (.30)            $ .67
                                                        ===========       ============     ============      ===========


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                               Nine Months Ended
                                                                               -----------------
                                                                           July 3,            June 27,
                                                                            1999                1998
                                                                       ----------------    ----------------

Cash flows from operating activities:
  Net income (loss)                                                   $        (3,616)      $      8,183
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation of property, plant and equipment                             31,055             21,293
     Amortization of intangible assets                                          3,634              2,607
     Amortization of deferred charges                                           1,840              3,395
     Deferred income taxes                                                       (689)              (478)
     Non-cash compensation                                                        200              1,170
     (Gain)/loss on disposals of property, plant
       and equipment                                                              (84)               210
     Undistributed income from associated companies                            (3,509)            (1,878)
     Extraordinary loss from debt refinancing                                       -                524
  Changes in assets and liabilities (net of acquisition):
     (Increase)/decrease in accounts receivable - net                         (12,421)           (32,701)
     (Increase)/decrease in sundry notes & accounts receivable                  5,247             15,237
     (Increase)/decrease in inventories                                        13,860            (7,480)
     (Increase)/decrease in prepaid expenses and other
       current assets                                                           (208)             7,035
     (Increase)/decrease in other non current assets                            (411)               548
     (Decrease)/increase in accounts payable - trade                          (9,495)            (7,604)
     (Decrease)/increase in accrued liabilities                                1,346             21,756
     (Decrease)/increase in income taxes payable                              (7,390)               595
     (Decrease)/increase in other long-term liabilities                          337             (3,803)
                                                                      ----------------    ---------------

Net cash provided by (used in) operating activities                           19,696             28,609

Cash flows from investing activities:
  Acquisition of business - net of cash acquired                                  -            (456,908)
  Property, plant and equipment expenditures                                 (22,388)           (23,759)
  Proceeds from sale of property, plant and equipment                          4,212              1,668
  Dividends received from associated companies                                 3,851                  -
  Other                                                                        1,271                253
                                                                      ----------------      -------------

Net cash provided by (used in) investing activities                          (13,054)          (478,746)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                              7,400            (12,300)
  Principal payments on long-term debt                                       (20,750)          (817,398)
  Issuance of long-term debt                                                  18,000          1,319,157
  Increase in common stock                                                        24              1,770
  Payment of bank fees and loan costs                                         (1,212)           (18,242)
  Other                                                                            -                152
                                                                       ----------------    ---------------

Net cash provided by (used in) financing activities                              3,462          473,139

Effect of exchange rate changes on cash and cash equivalents                      (359)              (8)
                                                                        ----------------   ---------------

Net increase/(decrease) in cash and cash equivalents                             9,745           22,994

Cash and cash equivalents at beginning of period                                19,946            2,277
                                                                         ---------------   ---------------

Cash and cash equivalents at end of period                            $         29,691      $    25,271
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


Certain prior period amounts have been reclassified to conform to the current period presentation. These amounts include $3,425 and $5,624 for the three and nine months ended June 27, 1998, respectively, which have been reclassified from selling, general and administrative to cost of sales to reflect certain expenses within the acquired businesses on a basis consistent with the Parent Company's accounting practices. The reclassification did not impact operating or net income.



NOTE B - RESTATEMENT


As announced in the Company's annual earnings release on November 8, 1999, the Company has restated its December quarter 1998 operating results to correct the Company's computation of its LIFO inventory reserves. The restatement increased inventory by $1,758 and reduced the Company's net loss for the nine months ended July 3, 1999 by $1,128 or $.10 per common share. Due to the change in the first quarter results, the Company has also restated its cumulative income statements and related balance sheets and statements of cash flow for the nine months ended July 3, 1999. The operating results for the quarter ended July 3, 1999 did not require restatement for the above correction.

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
                                                     June 27, 1998
                                                   -----------------
                                            (in thousands except per share data)

Net sales                                         $   803,401
Loss before extraordinary item                    $      (185)
Loss before extraordinary item
  per share - diluted                             $      (.02)
Net loss                                          $      (709)
Net loss per share - diluted                      $      (.06)


NOTE D - INVENTORIES


The components of inventory at July 3, 1999, June 27, 1998 and October 3, 1998 consisted of the following (in thousands):

                                                July 3,          June 27,       October 3,
                                                 1999              1998          1998
                                          ---------------    --------------  ----------------

   Raw materials                          $      9,200      $       15,367     $    13,029
   Stock in process                             22,795              31,194          34,554
   Produced goods                              139,984             134,548         142,015
   Dyes, chemicals and supplies                 10,884              13,303          13,011
                                          ------------      --------------     -----------
                                               182,863             194,412         202,609
   Less LIFO and other reserves                (13,445)            (13,466)        (17,112)
                                          ------------      --------------     -----------
                                          $    169,418      $      180,946     $   185,497
                                          ============      ==============     ===========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)


NOTE E - LONG-TERM DEBT


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


NOTE E - LONG-TERM DEBT (CONTINUED)


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


NOTE F - NET INCOME PER COMMON SHARE


The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                  Three Months Ended                 Nine Months Ended
                                                  ------------------                 -----------------
                                                    July 3,         June 27,        July 3,         June 27,
                                                    1999             1998              1999           1998
                                                    ----             ----              ----           ----

Numerator:
     Income (loss) before extraordinary
       item                                     $     (5,880)    $      4,721     $     (3,616)    $    8,707
     Extraordinary loss                                    -                -               -            (524)
                                                ------------     ------------    ------------      ----------
     Net income (loss)                          $     (5,880)    $      4,721     $     (3,616)    $    8,183
                                                ============     ============     ============     ==========


Denominator:
     Denominator for basic earnings per
       share - weighted average shares                11,903           11,781           11,873         11,710
     Effect of dilutive securities:
       Stock options                                      38              587               76            506
                                                ------------     ------------     ------------     ----------
     Diluted potential common shares
       denominator for diluted earnings
         per share - adjusted weighted
       average shares and assumed
       exercises                                      11,941           12,368           11,949       12,216
                                                ============     ============     ============     ========

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 889,299 shares and 7,000 shares of common stock were outstanding during the three months ended July 3, 1999 and June 27, 1998, respectively, and options to purchase 667,282 shares and 7,000 shares of common stock were outstanding during the nine months ended July 3, 1999 and June 27, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 15,000 shares and 12,000 shares of common stock were outstanding during the three months ended July 3,

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)


NOTE F - NET INCOME PER COMMON SHARE (CONTINUED)


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


NOTE G - STOCKHOLDERS' EQUITY

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholder's equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income (loss) and foreign currency translation adjustments. The Company adopted FAS 130 on October 4, 1998. Total comprehensive income (loss) for the three and nine months ended July 3, 1999 was $(8.8) million and $(14.4) million, respectively, and for the three and nine months ended June 27, 1998 was $(4.5) million and $(7.5) million, respectively.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)


NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                                                     Accumulated
                          Current Year                                                                 Other
                          Comprehensive     Common      Contributed     Retained      Treasury      Comprehensive
                          Income (Loss)      Stock        Capital       Earnings        Stock       Income (Loss)     Total
                          -------------      -----        -------       --------        -----       -------------     -----
Balance at
  October 3, 1998                            $ 122        $38,987       $ 81,861        $(2,247)        $ 9,154  $ 127,877

Issuance of 26,700
  shares of Common
  Stock upon exercise
  of options                                     -             24              -              -               -          24

Issuance of 27,530
  shares of Restricted
  Common Stock                                   -            138              -              -               -         138

Compensation earned
  related to stock
  options                                        -             62              -              -               -          62

Comprehensive income (loss):
  Net loss for nine
    months ended
    July 3, 1999            $   (3,616)          -              -         (3,616)             -               -     (3,616)
  Foreign currency
    translation
    adjustment                 (10,736)          -              -              -              -         (10,736)   (10,736)
                               -------         ----         -------     ----------         ------        -------  -----------
  Total comprehensive
    Income (loss)             $(14,352)
                             ==========

Balance at
  July 3, 1999                             $   122       $ 39,211     $   78,245       $  (2,247)    $  (1,582)   $ 113,749
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

                                                                    July 3, 1999
                             --------------------------------------------------------------------------------------------
                                                                      (in thousands)

                                                                         Non-
                                                  Guarantor            Guarantor
                                 Parent         Subsidiaries         Subsidiaries      Eliminations        Consolidated
                                 ------         ------------         ------------      ------------        ------------
Financial Position
------------------


Current assets:
   Trade accounts
     receivable                $         -     $      142,176      $       50,483        $            -     $        192,659
   Inventories                           -            129,290              41,066                  (938)             169,418
   Other current
     assets                         12,826             26,608              27,696                (6,013)              61,117
                              ------------     --------------      --------------        --------------     ----------------
       Total current
        assets                      12,826            298,074             119,245                (6,951)             423,194

Property, plant and
  equipment, net                         -            286,272             101,157                     -              387,429

Intangibles                              -            155,372                   -                     -              155,372

Other assets                       848,767             95,510              66,029              (969,266)              41,040
                              ------------     --------------      --------------        --------------     ----------------
                               $   861,593     $      835,228      $      286,431        $     (976,217)    $      1,007,035
                               ===========     ==============      ==============        ==============     ================

Current liabilities:
   Trade accounts
     payable                   $         -     $       31,021      $       22,968        $            -     $         53,989
   Accrued
     liabilities                    28,187             20,723              17,826                   311               67,047
   Other current
     liabilities                     3,487             29,698             33,649               (62,169)               4,665
                              ------------     --------------      --------------        --------------     ----------------
      Total current
         liabilities                31,674             81,442              74,443               (61,858)             125,701

Long-term debt                     709,765            643,214              17,610              (683,202)             687,387
Other non-current
  liabilities                        6,405             69,290              17,452               (12,949)              80,198

Stockholders' equity               113,749             41,282             176,926              (218,208)             113,749
                              ------------     --------------      --------------        --------------     ----------------
                               $   861,593     $      835,228      $      286,431        $     (976,217)    $      1,007,035
                               ===========     ==============      ==============        ==============     ================

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)


NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)

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




                                                   Nine Months Ended July 3, 1999
                         --------------------------------------------------------------------------------------------
                                                            (in thousands)

                                                                      Non
                                              Guarantor            Guarantor
                            Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                            ------          ------------         ------------         ------------         ------------
Results of Operations
---------------------
Sales                      $      -        $     560,001        $     192,735       $    (19,792)         $     732,944

Gross profit                     77               41,687               23,283                188                 65,235

Operating income                251               20,664               15,204                 52                 36,171

Interest expense,
  income taxes and
    other, net               (3,304)              37,867                7,058             (1,834)                39,787

Net income (loss)          $  3,555        $     (17,203)       $       8,146       $      1,886          $      (3,616)

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)


NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)

                                                         Three Months Ended June 27, 1998
                            ---------------------------------------------------------------------------------------------
                                                                (in thousands)
                                                                    Non-
                                              Guarantor          Guarantor
                                 Parent     Subsidiaries       Subsidiaries             Eliminations         Consolidated
                                 ------     ------------       ------------             ------------         ------------
Results of Operations
---------------------
Sales                         $        -    $       226,179      $        65,490      $       (16,373)     $       275,296

Gross Profit                         112             24,420                9,511                 (206)              33,837

Operating Income                     (97)            17,448                6,171                 (507)              23,015

Interest expense and
  income taxes                       331             17,875                1,655               (1,567)              18,294

Net income (loss)             $     (428)   $          (427)     $         4,516      $         1,060      $         4,721



                                                           Nine Months Ended June 27, 1998
                            ---------------------------------------------------------------------------------------------
                                                                  (in thousands)
                                                                    Non-
                                                 Guarantor        Guarantor
                                Parent         Subsidiaries     Subsidiaries           Eliminations         Consolidated
                                ------         ------------     ------------           ------------         ------------
Results of Operations
---------------------

Sales                        $        -     $       541,175      $       117,320      $       (18,406)     $       640,089

Gross Profit                        595              60,257               15,465                 (767)              75,550

Operating Income                   (141)             41,667               10,200                  (82)              51,644

Interest expense and
  income taxes                    1,061              41,135                2,832               (1,567)              43,461

Net income (loss)            $   (1,202)    $           532      $         7,368      $         1,485      $         8,183

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (UNAUDITED)


NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)


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



NOTE H - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(CONTINUED)

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

RESULTS OF OPERATIONS

The Company's operations are primarily classified into two operating segments:
(1) apparel fabrics, consisting of cotton casuals, denim, corduroy and uniform fabrics and (2) home fabrics. Results for the three and nine month periods ended July 3, 1999 and June 27, 1998 for each segment are shown below:

                                                                Three Months Ended                   Nine Months Ended
                                                           -----------------------------------  -----------------------------
                                                               July 3,           June 27,           July 3,          June 27,
                                                                1999              1998                1999             1998*
                                                           ---------------   -----------------  ---------------   -----------
                                                                                (dollar amounts in millions)
Net Sales to External Customers
-------------------------------
  Apparel fabrics                                               $  242.5       $    264.9         $    708.4       $     603.7
  Home fabrics                                                       7.0             10.4               24.5              36.4
                                                                --------       ----------         ----------       -----------
      Total net sales                                           $  249.5       $    275.3         $    732.9       $     640.1
                                                                ========       ==========         ==========       ===========


Operating Income (Loss) Per Segment
-----------------------------------
  Apparel fabrics                                               $ 5.6            $   22.4           $36.0           $    49.5
    % of Apparel Fabrics Net Sales                                2.3%                8.5%            5.1%                8.2%
  Home fabrics                                                  $(0.3)           $    0.6           $ 0.2           $     2.1
    % of Home Fabrics Net Sales                                  (4.3)%               5.8%            0.8%                5.8%
                                                                -------          ---------          ------          ----------
  Total                                                         $ 5.3            $   23.0           $36.2           $    51.6
    % of Total Net Sales                                          2.1%                8.4%            4.9%                8.1%


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

OPERATING INCOME


Operating income for the June quarter 1999 and first nine months of fiscal 1999 was $5.3 million and $36.2 million, respectively, as compared to $23.0 million and $51.6 million, respectively, for the June quarter 1998 and first nine months of fiscal 1998.

Apparel fabrics operating income was $5.6 million for the June quarter 1999, a $16.8 million decline when compared to June quarter 1998 operating income of $22.4 million. Apparel fabrics operating income for the first nine months of fiscal 1999 was $36.0 million as compared to $49.5 million for the first nine months of fiscal 1998. Decreases in apparel fabrics operating income for the three and nine month comparable periods are due to lower denim manufacturing efficiencies created by lower volume as well as a $1.8 million charge related to severance, partially offset by greater manufacturing efficiencies achieved in woven sportswear and overall reductions in selling, general and administrative expenses.


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

INCOME TAXES


The Company's overall tax rate for the first nine months of fiscal 1999 was approximately 35.2%. The difference from the statutory rate reflects the offset of foreign taxable earnings with domestic taxable losses.


NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE


The Company incurred a net loss for the June quarter 1999 of $5.9 million or $.49 per common share, compared to net income of $4.7 million or $.38 per common share for the June quarter 1998. Net loss for the first nine months of fiscal 1999 was $3.6 million or $.30 per common share as compared to net income of $8.2 million or $.67 per common share for the first nine months of fiscal 1998 which included charges of $7.5 million (pre-tax) or $.38 per common share related to the Acquisition.


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


Working capital increased approximately $43.8 million to $297.5 million at July 3, 1999 as compared to $253.7 million at June 27, 1998. The increase is primarily due to a decrease in accrued liabilities, an increase in income tax receivables and an increase in the deferred income tax asset balance offset by a decrease in inventories. The decrease in accrued liabilities reflects the finalization of the fixed portion of the purchase accounting allocation related to the Acquisition. Additionally, accrued liabilities declined as a result of the satisfaction of obligations in the normal course of business. As a result of generating net taxable losses for the current year, the income tax asset balances have increased to reflect anticipated income tax refunds or future benefits. The decrease in inventories is attributed to management's planned reduction of inventories.


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



December 8, 1999
---------------
    Date

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            -----------

27                Financial Data Schedule