Form 10-K
period 1999-10-02
GALEY & LORD INC
filed 1999-12-30
CIK 884124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------ ACT OF 1934

For the fiscal year ended                         Commission File Number 0-20080
October 2, 1999                                                          -------
---------------
                               GALEY & LORD, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                           56-1593207
       --------                                           ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

980 Avenue of the Americas
New York, New York                                           10018
------------------                                           -----
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
Yes X   No
    --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 21, 1999, was approximately $10,567,162.

The number of shares outstanding of Common Stock, as of December 21, 1999, was 11,902,915 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 2000 annual meeting of stockholders of the Company are incorporated by reference into Part III.

                                                  Exhibit Index at Pages 64 - 69

                                     PART I

ITEM 1.  BUSINESS
-----------------

         THIS 1999 ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT TEAM. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, COMPETITIVE AND ECONOMIC FACTORS IN THE TEXTILE, APPAREL AND HOME FURNISHINGS MARKETS, RAW MATERIALS AND OTHER COSTS, WEATHER-RELATED DELAYS, GENERAL ECONOMIC CONDITIONS AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED HEREIN.

GENERAL

       Galey & Lord, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1987 for the purpose of acquiring, in February 1988, substantially all of the assets of the Blends Apparel and Prints divisions of Burlington Industries, Inc. ("Burlington"). The Company acquired these businesses through its wholly-owned subsidiary Galey & Lord Industries, Inc. ("Industries"). Prior to April 1992, the Company was known as Galey & Lord Holdings, Inc., and Industries operating subsidiary was known as Galey & Lord, Inc. In June 1996, the Company, through a subsidiary of Industries, G&L Service Company, North America, Inc. ("G&L Service Company"), acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated. In January 1998, the Company acquired the apparel fabrics business of Dominion Textile, Inc. ("Dominion"), which primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group ("Swift"), the Klopman International Group ("Klopman") and Swift Textiles Europe, Ltd. ("Swift Europe"). The Company conducts all of its operations through its subsidiaries and equity investments. Unless otherwise specified herein, all references to the Company or the Registrant include the Company, Industries, G&L Service Company, Dimmit, Swift and Klopman.

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

       In April 1994, the Company, through Industries, acquired the Decorative Prints Division of Burlington. This business, which was renamed Galey & Lord Home Fashion Fabrics, sells greige, dyed and printed fabrics to the home furnishings trade for use in bedspreads, comforters and curtains. During fiscal 1999, the Company began selling fabric for use in upholstery applications.

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

       On June 7, 1996, the Company, through its subsidiary, G&L Service Company, acquired the capital stock of Dimmit and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition (the "Mexico Acquisition"). Dimmit is composed of six manufacturing facilities located in Piedras Negras, Mexico and sews and finishes pants and shorts for the casual wear market. Funding for the Mexico Acquisition was provided through funds generated by operations, working capital reductions and through borrowings under the Company's term loan and revolving credit facility existing at that time. The results of operations of G&L Service Company and Dimmit have been included in the consolidated financial statements from the date of acquisition.

       On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion and certain other parties, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of approximately $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group, the Klopman Group and Swift Europe. Swift Denim is one of the largest producers of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's Senior Credit Facility (as defined herein) and the Bridge Financing Facility (as defined herein). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay the Bridge Financing Facility and a portion of the Senior Credit Facility. The results of operations of the Acquired Business have been included in the consolidated financial statements from the date of the Acquisition.

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

       EMPHASIZING CUSTOMER SERVICE. The Company is committed to being an industry leader in providing superior customer service. The key elements of this tactic include (i) providing timely and complete order delivery, (ii) building partnerships with customers, (iii) providing electronic data information services, and (iv) providing inventory management support.

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

       EXPANDING INTERNATIONAL OPERATIONS. Through the expansion of international manufacturing capabilities and sales offices, the Company is better able to service both local markets in various parts of the world, as well as its U.S. customers as they expand globally. As a result of the Acquisition, the Company acquired manufacturing facilities in the U.S., Canada and Italy and a joint venture interest in a facility in Tunisia, as well as sales offices in Eastern and Western Europe, South America and Asia, to complement its previously existing manufacturing facilities in the U.S. and Mexico. During fiscal 1999, the Company began operations through a leased facility in Tunisia and continues to build production in its Monclova, Mexico garment facility that began production during the September quarter of fiscal 1998. As of October 2, 1999, approximately 31% of the Company's long lived assets were located outside of the United States.

       INCREASING MANUFACTURING EFFICIENCIES. The Company has made significant investments in its manufacturing operations to provide for the flexible production of its broad line of value-added fabrics and to reduce production costs.

PRODUCTS AND CUSTOMERS

       The following chart sets forth the Company's net sales for Galey & Lord Apparel, Swift Denim, Klopman International and Home Fashion Fabrics, for each of the last three fiscal years.

                                                                         Fiscal Year
                                       -----------------------------------------------------------------------------------
                                                    1999                       1998(1)                        1997
                                       ------------------------    -------------------------     -------------------------
                                                                   (dollar amounts in thousands)
Galey & Lord Apparel.................      $457,851       48.0%          $481,422      53.3%          $456,597      92.5%
Swift Denim..........................       324,661       34.1%           277,313      30.7%                 -       -
Klopman International................       140,838       14.8%            97,812      10.8%                 -       -
Home Fashion Fabrics.................        29,766        3.1%            46,104       5.2%            36,765       7.5%
                                        -----------    --------       -----------   --------       -----------   --------
      Totals.........................      $953,116      100.0%          $902,651     100.0%          $493,362     100.0%
                                           ========      ======          ========     ======          ========     ======

    (1) Sales in 1998 include the Acquired Businesses since January 29, 1998, the date of the Acquisition.

         For additional financial information with respect to the four segments and for geographical segment data, see Note N to the Company's consolidated financial statements contained herein.

GALEY & LORD APPAREL

         Galey & Lord Apparel manufacturers and sells woven cotton and cotton blended apparel fabrics, corduroy fabrics, uniform fabrics and garment packages.

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

         In June 1996, the Company acquired garment manufacturing facilities located in Piedras Negras, Mexico where employees cut, sew and finish men's and women's pants and shorts. G&L Service Company allows the Company to offer its customers a finished package of fabric and garments from one source. This provides customers with logistical and quality benefits that result in goods reaching the market in a more timely manner.

         The Company maintains rigorous quality control throughout each production process. Testing and inspection occur at various stages in the spinning, weaving, dyeing, finishing, sewing and laundering processes. The Company's plants employ computers to monitor and control manufacturing processes and the flow of products.

         The Company is a vertically integrated manufacturer of woven cotton and cotton blended apparel fabrics with various plants involved in spinning, weaving and dyeing and finishing. The spun yarn is woven into greige fabric using high-speed air-jet looms. The Company dyes and finishes all of its woven cotton casual and uniform fabrics at its Society Hill, South Carolina manufacturing facility. The Company has significant assets devoted to creating value-added fabrics, including an extensive range of faced finished flannel and suede finished fabrics. The finishing process used by the Company depends upon the type and style of fabrics being produced in accordance with customer specifications. Fabrics are woven by the Company based on projected sales but are dyed and finished according to customer purchase orders. In order to operate its dyeing and finishing facility at optimum capacity, the Company purchases a portion of its greige fabric requirements from outside sources. During periods of lower demand for dyed and finished fabrics, the Company reduces its purchases of greige fabrics from outside sources and uses its internal capacity to supply market demands.

         The Company is the only vertically integrated manufacturer of corduroy in the U.S. The Company's weaving and dyeing and finishing equipment and processes may be used to produce both corduroy and other woven cotton casual apparel and uniform fabrics. The ability to produce both types of fabric using substantially the same equipment and processes allows the Company to schedule its production to both economically and efficiently meet changes in demand which varies seasonally (corduroy for the fall/winter selling season and cotton casual for the spring/summer selling season), and to maintain consistent levels of production throughout the entire year.

         Through its garment manufacturing facilities in Piedras Negras, Mexico, the Company cuts, sews and finishes garments for its apparel customers. The location of the Company's garment manufacturing facilities in Mexico allows the Company to respond quickly to the needs of its U.S. apparel customers and to compete effectively with competitors in the Far East who have longer lead times for delivery of goods to the U.S. To meet increasing demand, the Company opened an additional garment manufacturing facility in Monclova, Mexico during the last quarter of fiscal 1998.

         The Company's cotton and cotton blended fabrics are sold principally to manufacturers of men's and women's wear. Fabrics produced for these markets are predominately 100% cotton. The Company's leading men's wear customers are Levi's, Haggar, Savane and Tropical Sportswear Int'l Corporation ("Tropical Sportswear Int'l"). The Company's women's wear customers include brand name and private label manufacturers and chain stores. They include Levi's, Polo Ralph Lauren, Calvin Klein, Gap, Inc. ("Gap"), Banana Republic, Polo Jeans Co. and Liz Claiborne. In addition, the Company sells to suppliers of mail order catalogs.

         Major corduroy customers are Levi's, Haggar, Polo Ralph Lauren, H.D. Lee Co. Inc., as well as Aalfs, Hagale Industries Inc., Oxford Industries, Inc., and Tropical Sportswear Int'l who are private label and mail order suppliers.

         Domestic customers for uniform fabrics include Riverside Manufacturing Co., Garment Corporation of America, Superior Surgical Mfg. Co., Inc., Landau Uniforms Corp., Cintas Corporation and Kellwood Company.

         The Company currently provides garment packages to cutomers such as Levi's, Liz Claiborne and Calvin Klein.

SWIFT DENIM

         As a result of the Acquisition, the Company is one of the world's largest producers of denim, operating under the tradename SWIFT DENIM. Swift manufactures and markets a wide variety of denim products for apparel and non-apparel uses, such as home furnishings. These products are manufactured in a full range of colors, weights and finishes. Swift's product development concentrates on high value-added products that are developed primarily for the mid and upper ranges of distribution as determined by retail selling prices. Swift has established leadership in developing differentiated denim products such as black denim, ring spun denim, eco denim and rebel ring products. The Company believes that domestically most of its products are in the mid to upper range of the market and that 52% of its products are in the upper range of the market.

         Swift is one of the world's largest producers of denim. The Company believes that Swift is the world's largest producer of value-added denim. In manufacturing denim, yarn is spun in its natural state, and then dyed prior to being woven into fabric. The woven fabric is then finished in variety of ways.

         Swift enjoys a wide distribution, and its major customers include Levi's, Polo Jeans Co., Tommy Hilfiger Corporation, Gap, Old Navy, Wrangler, Nautica, Guess, Inc. and H.D. Lee Co. Inc. It also is a supplier to private label programs through Aalfs Manufacturing Inc. - Arizona Jeans, PL Industries and Border Corp. and sells to mail order suppliers including Land's End, Inc., L.L. Bean Inc., Eddie Bauer, Inc. and J. Crew Group Inc. Swift's international customers include Levi's, Revelacion En El Vestir S.A., Western Glove, Jack Spratt, Hoi Kosher Garment Fty. Ltd. and Luen Fung (Hop Kee) Garment.

KLOPMAN INTERNATIONAL

           As a result of the Acquisition, the Company is a leading supplier of workwear and careerwear fabrics in Europe. The Company produces high performance workwear fabrics that retain their comfort, appearance and performance over an extended wear life. Klopman International produces two high performance workwear fabrics, Superbandmaster 2000 and Indestructible 2000. These fabrics significantly extend the wear life of the garment while maintaining comfort and appearance. The workwear and careerwear fabrics are distributed primarily to the industrial laundry, hospitality and healthcare markets. In the last two fiscal years, Klopman has expanded its production and marketing of woven casual wear fabric. As part of these efforts, the Company is continuing to expand into the cotton casual apparel fabrics market in Europe.

         Klopman operates a spinning, weaving and dyeing and finishing plant in Frosinone, Italy and during fiscal 1999 Klopman began operating a spinning and weaving facility in Tunisia. The Company's European operations have executed a strategy to purchase greige fabric worldwide in order to achieve more competitive costs.

         Klopman International's customers include Alexandra Workwear plc., CCM Limited, Alsico NV, Mulliez Freres, Amuco International SpA and Van Moer.

HOME FASHION FABRICS

         As a result of the April 1994 acquisition of the Home Fashion Fabrics Division from Burlington, the Company entered into the non-apparel textile market. This division manufactures dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories and beginning in fiscal 1999 for upholstery applications. The Company also manufactures greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing.

         The Company operates its own yarn and greige manufacturing facilities to produce fabrics for the home furnishings trade. The Home Fashion Fabrics division's weaving facility operates wide Sulzer looms, which allow it to manufacture fabrics ranging from 48" to 127" in width. The Company believes that having wide weaving capability is key to being able to offer the fabrics required by the home furnishing trade for comforters and bedspreads. The Company distinguishes itself by producing weave effects that simulate jacquard loom fabrics which can be sold at lower prices. The Company purchases outside dyeing and printing services from various suppliers to dye and print fabrics according to customers' specifications.

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

         The Company has separate sales and marketing groups for Galey & Lord Apparel, Swift Denim, Klopman International and Swift Europe (which markets denim in Europe). The Company believes in training individuals to sell and market specific products as opposed to marketing fabrics generally.

         Sales for fiscal year 1999 and fiscal year 1998 to various divisions of Levi Strauss & Co., Inc. accounted for approximately 22% and 19%, respectively, of the Company's total net sales for each year. These divisions of Levi Strauss & Co. Inc. purchase fabrics from the Company independently of each other, and the loss of business from any one division would not necessarily affect the Company's orders from other divisions. No other customer accounts for more than 10% of the Company's total net sales.

         At October 2, 1999, the Company had approximately 5,000 customer accounts.

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

         In order to make the price of domestic cotton competitive with prices quoted in the world market, the United States Department of Agriculture had adopted a program under which it pays rebates to users of domestically produced cotton according to a formula based on relative world and domestic cotton prices when domestic prices exceed world prices, based upon a formula. The domestic price for cotton did not begin to exceed the world price for cotton until July 1997. From July 1997 until the initial program's funding was exhausted in December 1998, the criteria for receiving rebates was met and the Company received the related rebates. In October 1999, the U.S. Congress approved funding to reestablish the rebate program effective October 1, 1999. The Company is currently receiving rebates under the criteria established in the program. The Company believes that any future discontinuance of the program will not adversely impact its financial position since the Company will be able to purchase cotton on the world market at comparable prices.

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

BACKLOG

         The Company's order backlog at October 2, 1999 was $124.2 million, a 42% decrease from the October 3, 1998 backlog of $214.1 million. Many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that as this trend continues, order backlogs will decline and may not provide as meaningful information with regard to the Company's future sales as order backlogs have in the past.

SEASONALITY

         The Company's business is not highly seasonal. Galey & Lord Apparel's product mix varies seasonally (with demand for corduroy fabric primarily in the fall/winter selling season and sportswear in the spring/summer selling season). The Galey & Lord Apparel's weaving, dyeing and finishing equipment and processes are configured to produce both corduroy and other woven fabrics, allowing the Company to adapt to seasonal demand and to maintain consistent levels of production throughout the entire year. Swift Denim's sales, consistent with the denim industry, are historically lower in the March quarter; however, to meet June and September customers demands, production is generally unaffected. Klopman International's sales are historically lower in the September quarter due to the European vacation period in August. The Home Fashion Fabrics Division experiences a very minimal fluctuation in the demand for the products it produces.

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

         GALEY & LORD APPAREL. There are several major competitors in the finished cotton casual apparel fabrics business, none of which dominates the market. The Company's major competitors include Delta Woodside Industries, Inc., Graniteville Company, a division of Avondale Mills, Inc. and Milliken & Company Inc. The Company's technical expertise in finishing enables it to provide a number of value-added fabrics to differentiate itself from its competitors, including an extensive range of faced finished flannel and suede finished fabrics. The Company is the only vertically integrated domestic producer of corduroy fabrics. Competition to the Company's corduroy business is mostly from imported garments and, to a lesser extent, a domestic converter of fabrics. As previously discussed the Company produces garment packages for its fabric customers thereby allowing its customers to avoid dealing with multiple suppliers to bring products to market.

         The Company's major domestic competitors in the workwear and careerwear business are Graniteville Company, Riegel Textile Corp., a division of Mount Vernon Mills, Inc., Milliken & Company Inc. and Spring Industries, Inc.

         SWIFT DENIM. The U.S. denim market is highly concentrated with four denim manufacturers supplying approximately 70% of the market. Cone Mills Corporation, Avondale Mills, Inc. and Burlington are Swift's major competitors.

         KLOPMAN INTERNATIONAL. Klopman is the leading pan-European manufacturer and distributor of workwear and careerwear fabrics. It competes with domestic suppliers in each country it serves. Its major competitors in its principal markets are Lauffenmuhle GmbH (recently sold to Matfatial Industries of India), Carrington Career and Workwear Fabrics and Royal Ten-Cate NV.

         HOME FASHION FABRICS. The Company's Home Fashion Fabrics division competes with a number of printers and dyers offering similar services, including Raytex Finishing Company, Santee Print Works, Inc. and Slater Screen Print Works.

         OTHER. In Europe, the Company believes that its joint venture, Swift Europe, is the leader in the value-added market with a rich mix of differentiated products. Its principal competitors include Kaihara in Japan, Hellenic Fabrics S.A. in Greece, Orta Anadolu in Turkey, Atlantic Mills Ltd. in Ireland and Tavex Alogodoner, S.A. in Spain.

EMPLOYEES

         At October 2, 1999, the Company had approximately 5,900 U.S. employees, approximately 600 of whom where covered by a collective bargaining agreement. Of these U.S. employees, approximately 5,200 were employed in manufacturing and 700 in administration and sales. The collective bargaining agreement covering the employees referred to above expires in January 2001. At October 2, 1999, G&L Service Company had approximately 3,300 employees in Mexico. Approximately 70% of these employees are covered by a collective bargaining agreement which expires January 1, 2001. In January 2000, the Company will be negotiating the compensation portion of the contract for the upcoming year with union officials. Also, at October 2, 1999, the Company had approximately 725 Canadian employees and 825 employees in operations elsewhere in the world, mainly in Europe. The majority of these employees are covered by collective bargaining agreements. Substantially all of the Company's employees are full-time. The Company believes that its employee relations are satisfactory.

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

ITEM 2.  PROPERTIES
-------------------

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

Blue Warehouse................  Society Hill, SC            Greige and finished cloth storage           100,000        Owned

Hermitage Warehouse...........  Rome, GA                    Cotton and yarn storage                      45,000        Leased

Riverside Warehouse...........  Rome, GA                    Cotton and yarn storage                      20,000        Leased

Red Warehouse.................  Marion, NC                  Yarn storage                                 33,000        Owned

Elm Street Warehouse..........  Greensboro, NC              Finished cloth storage                      108,000        Owned

Dimmit Industries.............  Piedras Negras, MX          6 sewing & garment finishing facilities     228,000        Leased

Alta Loma.....................  Monclova, MX                Sewing and warehousing facilities           200,000        Leased

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

6th Avenue Plant..............  Columbus, GA                Spinning                                    963,000        Owned

Boland Plant..................  Columbus, GA                Weaving, dyeing and finishing               480,000        Owned

Drummondville Plant...........  Drummondville, Quebec       Spinning, weaving, dyeing and finishing     523,000        Owned

Klopman Plant.................  Frosinone, Italy            Spinning, weaving, dyeing and finishing     861,000        Owned

Tunisia Plant.................  Monastir, Tunisia           Spinning and weaving                         79,500        Leased

         The Company believes that its facilities are suitable to service its current level of sales and have additional capacity to satisfy its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is involved in various lawsuits incidental to its business operations, as well as product liability litigation. In the opinion of the Company, none of such litigation in which it is currently involved will have a material effect on the Company's financial condition or its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK
------------------------------------------------
           AND RELATED STOCKHOLDER MATTERS
           -------------------------------

         The Company's common stock, $.01 par value, (the "Common Stock") is traded on the New York Stock Exchange under the symbol "GNL". As of November 30, 1999, the Company had approximately 2,050 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.

                                                         1999                                       1998
                                              -----------------------------                -------------------------
                                                High               Low                   High                  Low
                                                ----               ---                   ----                  ---
First Quarter.........................         $13 3/4            $8                   $19 3/4                $16 3/4

Second Quarter........................         $8 15/16           $3 1/2               $22 1/4                $15 3/16

Third Quarter.........................         $5 3/16            $3 1/16              $28 7/8                $14 7/8

Fourth Quarter........................         $5 1/2             $2 1/2               $15 1/16                $8 3/4

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

ITEM 6.  SELECTED FINANCIAL DATA

                                        SUMMARY OF SELECTED FINANCIAL DATA
                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            FISCAL YEAR
                                                               -----------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA (1):                             1999            1998(2)        1997(3)       1996(4)        1995 (5)
                                                               ----            -------        -------       -------        -----
Net sales................................................. $  953,116     $   902,651    $  493,362     $ 411,455      $ 502,220
Cost of sales.............................................    874,571         796,219       439,207       367,992        451,314
Gross profit..............................................     78,545         106,432        54,155        43,463         50,906
Selling, general and administrative expenses..............     34,269          30,524        18,123        13,526         15,877
Amortization of intangible assets.........................      4,826           3,793         1,679         1,298          1,119
Business closing charge...................................          -               -             -             -         12,065
Operating income..........................................     39,450          72,115        34,353        28,639         21,845
Interest expense..........................................     60,935          47,566        12,326        11,579         13,103
Income from associated companies..........................     (4,240)         (2,621)            -             -              -
Bridge financing interest expense.........................          -           3,928             -             -              -
Loss on foreign currency hedges...........................          -           2,745             -             -              -
Write-off of merger costs.................................          -               -             -         1,600              -
Income (loss) before income taxes and extraordinary items.    (17,245)         20,497        22,027        15,460          8,742
Income tax expense (benefit)..............................     (6,209)          8,678         8,350         5,982          3,390
Income (loss) before extraordinary items..................    (11,036)         11,819        13,677         9,478          5,352
Extraordinary items.......................................          -            (524)            -             -         (1,342)
Net income (loss) ........................................ $  (11,036)    $    11,295    $   13,677    $    9,478     $    4,010

Weighted average number of shares outstanding.............     11,881          12,173        11,986        11,910         12,037
Net income (loss) per common share - diluted:
Income (loss) before extraordinary items.................. $     (.93)    $       .97    $     1.14     $     .80      $     .44
Extraordinary items.......................................          -            (.04)            -             -          (0.11)
Net income (loss) - diluted............................... $     (.93)    $       .93    $     1.14     $     .80      $     .33
Cash dividends per common share........................... $        -     $         -    $        -     $       -      $       -

BALANCE SHEET DATA:
  Total assets............................................ $  978,716    $ 1,038,293     $  349,191     $ 304,876     $ 305,039
  Long-term debt..........................................    658,051        682,926       176,755        149,265       162,084
  Stockholders' equity....................................    108,737        127,877        104,317        89,645        81,879

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

SIGNIFICANT EVENTS

On January 29, 1998, Galey & Lord, Inc. entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. and certain other parties pursuant to which the Company acquired the apparel fabrics business of Dominion from DTA for a cash purchase price of approximately $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group, the Klopman Group and Swift Europe. Swift Denim is one of the largest producers of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities (see "Liquidity and Capital Resources" below). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay portions of such credit facilities that was replaced by publicly registered 9 1/8% Senior Subordinated Notes Due 2008 in May 1998.

RESULTS OF OPERATIONS

OVERVIEW

Fiscal year 1999 and especially the Company's fourth quarter was the most difficult in the Company's 11 year history. The Asian crisis coupled with worldwide over-capacity for apparel textiles put a strain on the entire apparel products industry throughout the year. Management took actions to reduce costs of operations in all the Company's businesses during fiscal 1999. Cost reductions were achieved through changing the product mix in its' garment operations to improve productivity, various productivity enhancements throughout the Company's operating units and employee initiatives that included eliminating 111 wage and salary positions through attrition and terminations for which the Company expects savings of $5.8 million of which $4.7 million will be saved annually. In connection with the employee initiatives the Company incurred a charge of $1.8 million for severance related to affected employees in the June quarter. All of these actions will benefit fiscal 2000. Management continues to review each of its business' strategic position for the future. It has and continues to look for ways to streamline operations and eliminate costs where possible. In addition, the Company is evaluating joint venture opportunities for its' denim business in Mexico. While no agreements have been reached it is possible that during fiscal 2000 the Company will conclude on a joint venture investment.

The Company's operations are classified into four operating segments: (1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for fiscal 1999, 1998 and 1997 for each segment are show below:

                                                                 Fiscal Year Ended
                                                 October 2,         October 3,     September 27,
                                                    1999              1998*              1997
                                                    ----              -----              ----
NET SALES PER SEGMENT
    Galey & Lord Apparel                         $   457.9          $   481.5      $     456.6
    Swift Denim                                      324.7              277.3                -
    Klopman International                            140.8               97.8                -
    Home Fashion Fabrics                              29.7               46.1             36.8
                                                 ---------          ---------      -----------
    Total                                        $   953.1          $   902.7      $     493.4
                                                 =========          =========      ===========

OPERATING INCOME (LOSS) PER SEGMENT
    Galey & Lord Apparel                         $    23.0          $    26.7      $      36.8
    Swift Denim                                        5.2               37.6                -
    Klopman International                             11.6                5.5                -
    Home Fashion Fabrics                               (.2)               2.8              (2.4)**
    Corporate***                                       (.2)               (.5)               -
                                                 ---------          ---------      -----------
    Total                                        $    39.4          $    72.1      $      34.4
                                                 =========          =========      ===========

* Includes the results for the Acquired Business from January 29, 1998, the date the acquisition was completed.
** Operating income for the home fabrics segment for fiscal 1997 includes a $3.0 million pre-tax charge taken due to the bankruptcy of a Home Fashion Fabrics' customer.
*** Corporate operating income (loss) consists principally of administrative expenses from the Company's various holding companies.

The Company's order backlog at October 2, 1999 was $124.2 million, a 42% decrease from the October 3, 1998 backlog of $214.1 million. Many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that as this trend continues, order backlogs will decline and may not provide as meaningful information with regard to the Company's future sales as order backlogs have in the past.

FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES

Net sales for fiscal 1999 were $953.1 million as compared to $902.7 million for fiscal 1998. The $50.4 million increase in net sales primarily resulted from four additional months of net sales in fiscal 1999 from the Acquired Businesses, due to the timing of the Acquisition on January 29, 1998, partially offset by a $23.6 million decline in Galey & Lord Apparel net sales and a $16.4 million decline in Home

Fashion Fabrics net sales. Fiscal 1999 was also a 52-week year compared to a 53-week year in fiscal 1998.

GALEY & LORD APPAREL Galey & Lord Apparel's net sales for fiscal 1999 were $457.9 million, a $23.6 million decline over fiscal 1998's net sales of $481.5 million. Fabric sales volume declined 5% primarily due to lower volume in corduroy and uniform fabrics partially offset by an increase in woven sportswear. In garments, which represents approximately 10% of the segment's sales, volume increased 38% due principally to the addition of the Monclova, Mexico facility that began production at the end of fiscal 1998. Overall, the segment's average selling prices declined slightly principally due to reduced volume of corduroy which has higher average selling prices than other fabrics.

SWIFT DENIM Swift Denim's net sales for fiscal 1999 were $324.7 million as compared to $277.3 million in fiscal 1998. Of the $47.4 million increase in net sales, an increase of $99.0 million is attributable to an additional four months of net sales in fiscal 1999, due to the timing of the acquisition on January 29, 1998. The increase was partially offset by a 12% decline in volume and a 4% decline in selling prices with the remainder due to changes in product mix.

KLOPMAN INTERNATIONAL Klopman International's net sales for fiscal 1999 were $140.8 million, a $43.0 million increase over fiscal 1998's net sales of $97.8 million. Of the $43.0 million increase in net sales, an increase of $54.1 million is attributable to an additional four months of net sales in fiscal 1999, due to the timing of the Acquisition. The increase was partially offset by a 5% decline in volume and a 5% decline in sales due to exchange rate changes with the remainder due to sales price declines.

HOME FASHION FABRICS Net sales for Home Fashion Fabrics for fiscal 1999 were $29.7 million compared to $46.1 million for fiscal 1998. The $16.4 million decline in net sales has principally resulted from a 21% decline in volume and a 17% decline in average selling due to product mix from fiscal 1998.

OPERATING INCOME

Operating income for fiscal 1999 was $39.4 million compared to $72.1 million in fiscal 1998. Included in consolidated operating income in fiscal 1999 is a $1.8 million charge related to severance in connection with the management's goal of reducing ongoing costs. Each of the segments' results below reflect the impact of the severance charge for that segments' affected employees. All the employees affected were terminated prior to the end of fiscal 1999. Cash expenditures related to the affected employees will be made over the next two fiscal years.

GALEY & LORD APPAREL Galey & Lord Apparel's operating income was $23.0 million for fiscal year 1999 as compared to $26.7 million for fiscal year 1998. The $3.7 million decline principally reflects the impact of $5.2 million related to lower volume in fabric sales, $6.6 million for changes in price and product mix, $2.6 million related to manufacturing inefficiencies in garment manufacturing principally related to start up costs at the Monclova, Mexico garment operation that began production in the September quarter of fiscal 1998 and a $.4 million charge related to severance in connection with the management's goal of reducing ongoing costs. These declines were partially offset by improvement of $10.1 million in raw material prices, manufacturing efficiencies and higher first quality yields in woven sportswear fabric production. In addition, selling, general and administrative expenses declined $1.2 million.

During fiscal 1999, the Company's garment operations continued to experience lower efficiencies and profitability then management's expectations. Accordingly, the Company, as discussed previously, initiated a change in product mix in its garment operations during the September quarter of fiscal 1999. The change was designed to improve productivity and profitability by reducing the number of garment styles produced thereby reducing the number of style changes that generally result in lower efficiencies.

SWIFT DENIM Fiscal year 1999 operating income for Swift Denim was $5.2 million, a $32.4 million decline from the fiscal 1998 operating income of $37.6 million. The decline in Swift Denim's operating income principally reflects the impact of $25.3 million related to lower volume including the related impacts on manufacturing efficiencies, $11.1 million in selling prices and a charge of $1.4 million related to severance in connection with the management's goal of reducing ongoing costs. These declines were partially offset by $4.7 million for the impact of four additional months of results in fiscal 1999.

KLOPMAN INTERNATIONAL Klopman International's operating income in fiscal 1999 increased $6.1 million to $11.6 million as compared to fiscal year 1998's operating income of $5.5 million. The increase was primarily due to $3.6 million related to four additional months of results in fiscal 1999, due to the timing of the Acquisition and $6.7 million in manufacturing efficiencies partially offset by $3.9 million related to the impact of volume and pricing changes discussed above and $.5 million related to the effect of foreign currency translation.

HOME FASHION FABRICS Home Fashion Fabrics reported an operating loss for fiscal 1999 of $0.2 million as compared to operating income for fiscal 1998 of $2.8 million. The decrease in the operating income for fiscal 1999 is principally due to $3.2 in lower margins resulting from the lower volumes and the decline in average sales prices. This decrease was partially offset by lower selling, general and administrative expenses of $.2 million.

INCOME FROM ASSOCIATED COMPANIES

Income from associated companies was $4.2 million in fiscal 1999 as compared to $2.6 million in fiscal 1998. The income represents amounts from several joint venture interests that were acquired in the Acquisition. The increase of $1.6 million is attributable to an additional four months of ownership of the Acquired Business in fiscal 1999. The joint ventures manufacture and sell denim products.

INTEREST EXPENSE

Interest expense was $60.9 million in fiscal 1999 compared to $51.5 million in fiscal 1998 which included a $1.8 million pre-tax charge related to borrowings under the Bridge Financing Facility (as defined herein) and a charge of $2.1 million pre-tax of loan costs related to the Bridge Financing Facility. The increase in interest expense in fiscal 1999 compared to fiscal 1998 was due indebtedness incurred to fund the Acquisition being outstanding for the full fiscal year as compared to the eight months in the 1998 fiscal year. In addition to the higher overall average outstanding balances, interest expense also increased due to higher spreads over LIBOR due to the amendments of the Senior Credit

Facility (as defined herein) during the 1999 fiscal year. The average interest rate paid by the Company on its bank debt in fiscal 1999 was 8.5% as compared to 8.6% in fiscal 1998.

INCOME TAXES

The Company's overall tax rate for fiscal 1999 was approximately 36.0% as compared to 42.3% for fiscal 1998. The difference from the statutory rate reflects the offset of state tax benefits with the effect on pre-tax income of nondeductible goodwill associated with the Acquisition.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

The Company reported a net loss of $11.0 million, or $.93 per common share on a diluted basis, as compared to net income of $11.3 million, or $.93 per common share on a diluted basis, for fiscal 1998. Fiscal 1998's net income included charges of $7.5 million pre-tax, or $.38 per common share, related to the Acquisition.

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES

Net sales for fiscal 1998 were $902.7 million compared to $493.4 million for fiscal 1997. The $409.3 million increase in net sales primarily resulted from the addition of $375.1 million of net sales from Swift Denim and Klopman International as a result of the Acquisition, a $24.9 million increase in apparel fabrics net sales and a $9.3 million increase in home fabrics net sales. Fiscal 1998 was also a 53-week year as compared to a 52-week year in fiscal 1997.

GALEY & LORD APPAREL Galey & Lord Apparel's net sales for fiscal 1998 were $481.5 million, a $24.9 million increase over fiscal 1997's net sales of $456.6 million. Fabric sales volume increased 9% primarily due to higher volume in woven sportswear and uniform fabrics partially offset by a decrease in corduroy volume. In garments, which represented approximately 7% of the segment's fiscal 1998 sales, sales dollars increased 63% as the Company's garment manufacturing facilities located in Mexico and acquired in fiscal 1996, changed from commission finishing goods to completed garment sales. Overall, the segment's selling prices declined slightly principally due to reduced volume of corduroy that has higher selling prices than other fabrics and the impact of increased sales of off quality goods.

SWIFT DENIM Swift Denim reported net sales of $277.3 million for the eight months of fiscal 1998 since the Acquisition. While not reflected in the segment's sales results, Swift Denim's volume and selling prices were lower than the comparable pre-acquisition period while the business was owned by Dominion, which reflected the overall weaker market conditions in denim.

KLOPMAN INTERNATIONAL Klopman International reported net sales of $97.8 million for the eight months of fiscal 1998 since the Acquisition. Klopman International's sales results remained consistent with the comparable pre-acquisition period while the business was owned by Dominion.

HOME FASHION FABRICS Fiscal 1998 net sales for Home Fashion Fabrics was $46.1 million compared to $36.8 million for fiscal 1997. The increase in Home Fashion Fabrics' net sales resulted from a 9% increase in volume and a 15% increase in average selling prices in 1998 compared to 1997 as the market for home decorative prints improved during fiscal 1998.

OPERATING INCOME

Fiscal year 1998 operating income increased $37.7 million to $72.1 million compared to $34.4 million for fiscal 1997. The increase in operating income is primarily a result of the Acquisition of Swift Denim and Klopman International, partially offset by decreased operating income from Galey & Lord Apparel as a result of lower net corduroy sales resulting from a weaker corduroy market in fiscal 1998.

GALEY & LORD APPAREL Galey & Lord Apparel reported operating income for fiscal 1998 of $26.7 million as compared to $36.8 million for fiscal 1997. The decrease in operating income is primarily due to $10.3 million related to higher off quality production, $4.6 million in inefficiencies incurred in garment manufacturing as the production transitioned to additional new customers and away from commission finishing, $1.2 million in higher selling, general and administrative costs, a $.9 million charge for off quality goods due to defective raw materials received from a supplier. The declines were partially offset by $5.2 million due to increased first quality sales volume and changes in product mix as well as $1.7 in margin improvements principally due to improved manufacturing variances on the increase in production volume.

SWIFT DENIM Swift Denim reported operating income of $37.6 million for the eight months of fiscal 1998 after the Acquisition. While not reflected in the segment's results, Swift Denim's operating income was lower than the comparable pre-acquisition period while the business was owned by Dominion due to the market changes in denim discussed above.

KLOPMAN INTERNATIONAL Klopman International reported operating income of $5.5 million for the eight months of fiscal 1998 after the Acquisition. While not reflected in the segment's results, Klopman International's operating income was comparable to the pre-acquisition period while the business was owned by Dominion.

HOME FASHION FABRICS Home Fashion Fabrics' operating income for fiscal 1998 was $2.8 million compared to an operating loss in fiscal 1997 of $2.4 million. The increase in Home Fashion Fabrics' operating income was primarily attributable to a $3.0 million charge taken in fiscal 1997 as a result of a major Home Fashion Fabrics' customer filing for bankruptcy protection and $2.2 million reflecting the higher sales volume and selling prices.

INCOME FROM ASSOCIATED COMPANIES

Income from associated companies was $2.6 million in fiscal 1998. The income represents amounts from several joint venture interests that were acquired in the Acquisition. The joint ventures manufacture and sell denim products.

INTEREST EXPENSE

Interest expense was $51.5 million in fiscal 1998 compared to $12.3 million in fiscal 1997. The increase was due to higher debt levels and higher interest rates in fiscal 1998 compared to fiscal 1997.

The increase in interest expense was primarily due to added interest expense on additional indebtedness in the amount of $33.5 million incurred to finance the Acquisition, interest expense of $1.8 million pre-tax related to borrowings under the Bridge Financing Facility (as defined herein) and a charge of $2.1 million pre-tax of loan cost related to the Bridge Financing Facility. The remaining interest expense increase was due to additional borrowings incurred as a result of increased working capital requirements. The average interest rate paid by the Company on its bank debt in fiscal 1998 was 8.6% as compared to 6.9% in fiscal 1997.

INCOME TAXES

The Company's tax rate for fiscal year 1998 was approximately 42.3% as compared to 37.9% for fiscal 1997. The difference from the statutory rate is primarily due to the effect on pre-tax income of nondeductible goodwill as a result of the Acquisition and state income taxes partially offset by benefits derived from the Company's foreign sales corporation.

NET INCOME AND NET INCOME PER SHARE

Net income for fiscal 1998 was $11.3 million, or $.93 per common share on a diluted basis, as compared to $13.7 million, or $1.14 per common share on a diluted basis, for fiscal 1997. Net income for fiscal 1998 was adversely impacted by nonrecurring charges of $7.5 million pre-tax, or $.38 per common share, related to the Acquisition. These charges included (i) a $2.7 million pre-tax, or $.14 per common share, charge related to hedging the Canadian dollar against currency fluctuations, allowing the Company to fix the purchase price for the Acquired Business which was based in Canadian dollars, (ii) a $1.8 million pre-tax, or $.09 per common share, charge for interest on the Bridge Financing, (iii) a $0.9 million pre-tax ($0.5 million after-tax), or $.04 per common share, extraordinary charge due to the write-off of fees and expenses related to the Company's old credit facility which was refinanced in December in order to provide funds for the Acquisition, and (iv) a $2.1 million pre-tax, or $.11 per common share, charge for loan costs related to the Bridge Financing. Excluding these charges, net income for fiscal year 1998 would have been $15.9 million or $1.30 per common share on a diluted basis. Net income for fiscal 1997 was adversely impacted by the $3.0 million pre-tax, or $.15 per common share, bad debt charge taken due to the bankruptcy of a Home Fashion Fabrics' customer. Excluding this charge, net income would have been $15.7 million, or $1.27 per common share, in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries had cash and cash equivalents totaling $14.3 million and $19.9 million at October 2, 1999 and October 3, 1998, respectively. The Company had a total of $73.0 million of borrowing availability under its Senior Credit Facility at October 2, 1999.

In fiscal 1999, the Company's operating activities provided $36.6 million of cash flow. In addition, the Company received $6.5 million from its' equity investments and $5.0 million from the sale of certain property, plant and equipment. The Company utilized the cash flow provided and a portion of available cash to repay $25.0 million principal amount of its outstanding indebtedness and invested $27.2 million in capital expenditures, a significant portion of which was used to expand and modernize the Company's weaving and dyeing and finishing plants.

SENIOR CREDIT FACILITY

On January 29, 1998 the Company entered into a new credit agreement (as amended, the "Senior Credit Facility") with First Union National Bank ("FUNB"), as agent and lender, and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million (reduced to $200 million pursuant to the Amendment, as defined below) or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). Portions of Term Loan B and Term Loan C were repaid pursuant to the Amendment.

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with FUNB, as agent and lender and its syndicate of lenders. The amendment, which became effective as of July 3, 1999 (the "Amendment"), replaced the Adjusted Leverage Ratio covenant (as defined in the Amendment) with a minimum EBITDA covenant (as defined in the Amendment) until the Company's December quarter 2000, replaced the Consolidated Net Worth covenant with a Consolidated Retained Earnings covenant (both as defined in the Amendment), waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio until the Company's December quarter 2000 and modified the Company's covenant related to capital expenditures.

Under the Senior Credit Facility (as amended by the Amendment), for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either
(i) (a) the greater of the prime rate or the federal funds rate plus .50% plus
(b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.75% or (B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or (ii) LIBOR plus a margin of 3.75%. In addition, pursuant to the Amendment, the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduces the remaining quarterly principal payments. In addition, the Company and each of its domestic subsidiaries granted the lenders, as additional collateral, a lien on all real property owned in the United States. In connection with the Amendment, the Company incurred charges of $0.6 million during fiscal 1999 principally related to the real estate liens and legal fees.

Beginning with the quarter ending December 30, 2000, the Company will be subject to leverage and fixed charge coverage ratios, as amended pursuant to the Amendment. In addition, under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $349,157 through March 27, 2004, three quarterly payments of $32,820,773 and final amount of $27,854,048 on Term Loan B's maturity of April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $247,687 through April 2, 2005, three quarterly payments of $23,034,918 and a final amount of $19,511,595 on Term Loan C's maturity of April 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998 and July 3, 1999, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios or (B) with respect to Term Loan C, either (i)
(a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios. Pursuant to the Amendment, borrowings under the Senior Credit Facility will bear interest in accordance with the foregoing pricing options beginning on February 16, 2001.

At October 2, 1999, interest on the Company's term loan and revolving credit borrowings were based on one and three-month market LIBOR rates averaging 5.87% and on a prime rate of 8.25%. The Company's weighted average borrowing rate on these loans at October 2, 1999 was 9.32%, which includes spreads ranging from 3.00% to 3.75% on the LIBOR borrowings and a spread of 1.75% on the prime rate borrowings compared to an average rate of 8.11% at October 3, 1998.

The Company's obligations under the Senior Credit Facility, as amended pursuant to the Amendment, are secured by all of the assets of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

The Company expects to spend approximately $17.4 million for capital expenditures in fiscal 2000. The Company anticipates that approximately $3.0 million will be used to increase the Company's capacity while the remaining $14.4 million will be used to maintain existing capacity.

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

As discussed previously, the Company is evaluating potential joint venture opportunities within its' denim business. While no agreements have been reached it is possible that during fiscal 2000 the Company will conclude on a joint venture investment. The Company anticipates that any cash investment required to create the joint venture will be funded by cash flow from operations and its' existing revolving line of credit under the Senior Credit Facility.

SENIOR SUBORDINATED DEBT

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

TAX MATTERS

At October 2, 1999, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $37.4 million. Of this amount, approximately $13.4 million will be carried back to recover federal taxes paid in prior years. Approximately $24 million will be carried forward to offset future taxable income and will expire in 2019 if unused. In addition, the Company has Italian NOLs of approximately $8.4 million that expire in fiscal 2000. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $32.2 million at October 2, 1999 will be realized. This review, along with the timing of the reversal of its temporary differences and the expiration dates of the NOLs, were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

OTHER

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998 with the Pension Benefit Guaranty Corporation ("PBGC"), the Company will provide $5.0 million additional funding to three defined benefit pension plans previously sponsored by Dominion, $3.0 million of which was paid at the closing of the Acquisition, $1.0 million was paid during the March quarter 1999 and the remaining $1.0 million is to be paid in the March quarter 2000. The Pension Funding Agreement also gives the PBGC a priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, if (i) the pension plans are fully funded for two consecutive years and (ii) the Company receives an investment grade rating on its debt.

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

The Company developed a comprehensive plan to address Year 2000 issues. As part of the plan, the Company selected teams to identify, evaluate and implement remediation efforts aimed at bringing the Company's information technology and non-information technology systems into Year 2000 compliance prior to December 31, 1999. During fiscal 1998, the team completed its assessment of the Company's information technology and non-information technology systems. Additionally, the Company engaged an independent consulting firm that specializes in implementing and reviewing Year 2000 programs. Such firm evaluated significant portions of the Company's remediation plan and identified improvements to the Company's overall remediation efforts and recommended and evaluated integrated testing of the Company's programs. Upon completion of its review the independent consulting firm concluded that the Company should be Year 2000 compliant.

All of the Company's information technology remediation efforts and testing of the updated systems is complete. The Company also prioritized and completed the steps of its non-information technology systems plan. Although the Company expects its' critical systems to be compliant, there can be no assurances that the Company has identified and remediated all susceptible systems and therefore will not be adversely impacted.

The Company has determined that the most likely worst case scenario that could arise is the failure of the Company's suppliers to become Year 2000 compliant. In particular, the loss of utility service could prevent the Company from manufacturing at a particular location or processing transactions at the Company's data centers. The initial loss of utility service would not interrupt the Company's ability to service its customers due to the availability of unfinished fabric and the ability of the Company to schedule additional finishing production if required. If the loss of utility service impacted one of the Company's data centers the Company would utilize the procedures under its disaster recovery plans and move processing to an alternate site. If the utility disruption were widespread and longer than the first few days of the year 2000 the Company would be adversely impacted. The adverse impact on the Company would depend on the length and geographic reach of the utility interruption.

The Company has communicated with its suppliers, customers and business partners to coordinate Year 2000 conversion efforts. Currently, the Company is unaware of any material exposures or contingencies in regards to these parties. However, the Company cannot reasonably estimate the potential impact on its financial position, results of operations or cash flows in the event these parties do not become Year 2000 capable on a timely basis.

To date, the cost of the Company's Year 2000 assessment and remediation efforts has not been material to the Company's results of operations or liquidity. The total expenditures in fiscal 1999 to remediate the Company's year 2000 issues, inclusive of its ongoing systems initiatives, was $1.7 million. The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations. The capitalization or expense of the foregoing expenditures will be determined using current authoritative guidance.

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

Beginning on January 1, 1999, the Company began the invoicing of products in both local currencies and Euro. However, the conversion of the Company's financial reporting and information systems will not begin until the Company's 2000 fiscal year. The Company believes the Euro conversion will be completed prior to the beginning of its 2001 fiscal year and the costs related to the conversion will not be material to the Company's operating results although no assurances can be made in this regard.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. The effective date has been delayed to June 15, 2000, the Company's fiscal year 2001, as a result of the FASB's issuance in August 1999 of FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133". FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

COTTON COMMODITY EXPOSURES

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. As of October 2, 1999, a 10% decline in market price would have a negative impact of approximately $22.5 million on the value of the contracts.

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

                                                Notional Amount Maturing in
                                                         Fiscal Year                   1999
                                         ----------------------------------------
                                             2000          2001        Total         Fair Value
                                             ----          ----        -----         ----------
              INTEREST RATE SWAPS                         (Dollar amounts in 000's)
                  Notional amount            $-        $13,000       $13,000            $79
                                             $-        $12,000        $12,000           $72

              Average pay rate               6.08%        6.08%
              Average receive rate           5.53%        5.53%

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

                                                 Maturity      1999         Maturity      1998
                                                    in         Fair           In          Fair
                                                   2000       Value          1999        Value
                                                   ----       -----          ----        -----
                                                              (Dollar amounts in 000's)
FORWARD CONTRACTS TO SELL GERMAN MARK
  Notional amount                                $       -   $   -        $    1,825    $    6
  Average contract rate                                  -                      1.65
FORWARD CONTRACTS TO SELL ITALIAN LIRA
  Notional amount                                $   1,500   $  (7)       $    5,000    $ (252)
  Average contract rate                            1,815.0                   1,570.9
FORWARD CONTRACTS TO PURCHASE JAPANESE YEN
  Notional amount                                $       -   $   -        $      139    $  (20)
  Average contract rate                                  -                    134.65

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Galey & Lord, Inc.

       We have audited the accompanying consolidated balance sheets of Galey & Lord, Inc. as of October 2, 1999 and October 3, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galey & Lord, Inc. at October 2, 1999 and October 3, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               Ernst & Young LLP

Greensboro, North Carolina
November 5, 1999

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                                     OCTOBER 2,           OCTOBER 3,
                                                                                                        1999                 1998
                                                                                                      ----------           ------
Current assets:
  Cash and cash equivalents....................................................................   $     14,300       $     19,946
  Trade accounts receivable, less deductions for doubtful receivables, discounts, returns and
    allowances of $6,531 in 1999 and $8,215 in 1998............................................        176,547            183,192
  Sundry notes and accounts receivable.........................................................          6,994             12,166
  Inventories .................................................................................        175,101            185,497
  Income taxes receivable......................................................................         10,586              4,348
  Deferred income taxes........................................................................         11,776             11,370
  Prepaid expenses and other current assets....................................................          4,773              4,339
                                                                                                  ------------       ------------
       Total current assets....................................................................        400,077            420,858

Property, plant and equipment, at cost:
  Land.........................................................................................         15,946             16,632
  Buildings....................................................................................        142,476            144,129
  Machinery, fixtures and equipment............................................................        361,961            355,138
                                                                                                  ------------       ------------
                                                                                                       520,383            515,899
  Less accumulated depreciation and amortization...............................................       (136,682)           (98,334)
                                                                                                  ------------       ------------
                                                                                                       383,701            417,565
Investment in and advances to associated companies.............................................         22,966             26,327
Deferred charges, net..........................................................................         15,437             15,148
Other non-current assets.......................................................................          2,391              3,100
Intangibles, net...............................................................................        154,144            155,295
                                                                                                   ------------       ------------
                                                                                                   $   978,716       $  1,038,293
                                                                                                   ============       ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ...........................................................    $     3,072        $     4,051
  Trade accounts payable.......................................................................         63,288             66,098
  Accrued salaries and employee benefits.......................................................         25,278             28,085
  Accrued liabilities..........................................................................         32,931             39,504
  Income taxes payable ........................................................................          4,790              1,748
                                                                                                  ------------       ------------
       Total current liabilities...............................................................        129,359            139,486
Long-term debt ................................................................................        658,051            682,926
Other long-term liabilities....................................................................         21,561             26,647
Deferred income taxes..........................................................................         61,008             61,357

Stockholders' equity:
  Common Stock-$.01 par value, authorized 25,000,000 shares; issued 12,292,121 shares in 1999 and 12,227,391 shares in 1998,
     outstanding 11,902,915 shares in 1999 and 11,838,187 shares in 1998.......................            123                122
  Contributed capital in excess of par value...................................................         39,420             38,987
  Retained earnings............................................................................         70,825             81,861
  Less 389,206 Common Stock shares in 1999 and 389,204 Common Stock shares in 1998 in
      treasury, at cost........................................................................         (2,247)            (2,247)
  Accumulated other comprehensive income.......................................................            616              9,154
                                                                                                  ------------       ------------
       Total stockholders' equity..............................................................        108,737            127,877
                                                                                                  ------------       ------------
                                                                                                  $    978,716       $   1,038,293
                                                                                                  ============       =============

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   FOR THE YEARS ENDED
                                                                                        -------------------------------------------
                                                                                         OCTOBER 2,     OCTOBER 3,    SEPTEMBER 27,
                                                                                            1999          1998           1997
                                                                                        -------------   ------------- -------------
Net sales.............................................................................  $  953,116    $  902,651      $493,362
Cost of sales.........................................................................     874,571      796,219        439,207
                                                                                        ----------    ---------      ---------
Gross profit..........................................................................      78,545       106,432        54,155
Selling, general and administrative expenses..........................................      34,269        30,524        18,123
Amortization of intangible assets.....................................................       4,826         3,793         1,679
                                                                                        ----------    ----------    ----------
Operating income......................................................................      39,450        72,115        34,353
Interest expense......................................................................      60,935        47,566        12,326
Income from associated companies......................................................      (4,240)       (2,621)            -
Bridge financing interest expense.....................................................           -         3,928             -
Loss on foreign currency hedges.......................................................           -         2,745             -
                                                                                         ---------     ---------     ---------
Income (loss) before income taxes and extraordinary item..............................     (17,245)       20,497        22,027

Income tax expense (benefit):
  Current............................................................................         374          1,014         5,796
  Deferred...........................................................................      (6,583)         7,664         2,554
                                                                                       ----------     ----------     ---------
                                                                                           (6,209)         8,678         8,350
                                                                                       ----------     ----------     ---------

Income (loss) before extraordinary item..............................................     (11,036)        11,819        13,677
Extraordinary loss from debt refinancing (net of income tax benefit of $332).........           -            524             -
                                                                                       ----------     ----------     ---------
Net income (loss)....................................................................  $  (11,036)    $   11,295     $  13,677
                                                                                       ==========     ==========     =========
Net income (loss) per common share:

Basic:

  Average common shares outstanding..................................................      11,881         11,743        11,610
  Income (loss) per share before extraordinary item..................................  $     (.93)    $     1.01     $    1.18
  Extraordinary item.................................................................           -           (.05)            -
                                                                                       ----------     -----------    ---------
  Net income (loss) per common share - basic.........................................  $     (.93)    $      .96     $    1.18
                                                                                       ==========     ==========     =========
Diluted:

  Average common shares outstanding..................................................      11,881         12,173        11,986
  Income (loss) per share before extraordinary item..................................  $     (.93)    $      .97     $    1.14
  Extraordinary item.................................................................           -           (.04)            -
                                                                                       ----------     -----------    ---------
  Net income (loss) per common share - diluted.......................................  $     (.93)    $      .93     $    1.14
                                                                                       ==========     ==========     =========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                                FOR THE YEARS ENDED
                                                                                    -------------------------------------------
                                                                                      OCTOBER 2,    OCTOBER 3,   SEPTEMBER 27,
                                                                                         1999           1998         1997
                                                                                    -------------   -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..............................................................  $   (11,036)   $    11,295     $  13,677
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation of property, plant and equipment................................       41,819         31,528        13,504
     Amortization of intangible assets............................................        4,826          3,793         1,679
     Amortization of deferred charges.............................................        2,548          3,622           299
     Deferred income taxes........................................................       (6,582)         7,664         2,554
     Non-cash compensation........................................................          207          1,180           550
     (Gain)/loss on disposals of property, plant and equipment....................         (132)           115           147
     Undistributed income from associated companies...............................       (4,240)        (2,621)            -
     Extraordinary loss from debt refinancing.....................................            -            524             -
     Other........................................................................            -            688             -
     Changes in assets and liabilities (net of acquisition):
       Accounts receivable - net..................................................        4,509        (25,959)       (6,453)
       Sundry notes and accounts receivable.......................................        4,351          4,788           (42)
       Inventories................................................................        9,192        (11,690)      (15,583)
       Prepaid expenses and other current assets..................................         (628)         3,445        (2,041)
       Other non-current assets...................................................       (1,039)          (848)            -
       Trade accounts payable.....................................................       (1,509)        (1,248)        2,531
       Accrued liabilities........................................................       (2,325)         6,192        (1,766)
       Income taxes payable.......................................................       (3,510)        (2,542)       (2,527)
       Other long-term liabilities................................................          155          1,017             -
                                                                                    -----------    -----------     ---------
          Total adjustments.......................................................       47,642         19,648        (7,148)
                                                                                    -----------    -----------     ---------
     Net cash provided by (used in) operating activities..........................       36,606         30,943         6,529
                                                                                    -----------    -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business - net of cash acquired.................................            -       (457,078)            -
   Property, plant and equipment expenditures.....................................      (27,185)       (33,784)      (36,626)
   Proceeds from sale of property, plant and equipment............................        5,014          5,812         1,271
   Distributions received from associated companies...............................        6,519          3,662             -
   Other..........................................................................        1,066         (2,045)         (199)
                                                                                    -----------    -----------     ---------
     Net cash provided by (used in) investing activities..........................      (14,586)      (483,433)      (35,554)
                                                                                    -----------    -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase/(decrease) in revolving line of credit................................        8,600        (22,900)       42,900
   Principal payments on long-term debt...........................................      (51,604)      (813,983)      (15,635)
   Issuance of long-term debt.....................................................       18,000      1,323,490             -
   Net proceeds from issuance of Common Stock.....................................           22          1,779           534
   Tax benefit from exercise of stock options.....................................          205            152           107
   Purchase of treasury stock.....................................................            -              -          (196)
   Payment of bank fees and loan costs............................................       (2,687)       (18,719)          (64)
   Other..........................................................................            -              -          (143)
                                                                                    -----------    -----------     ---------
     Net cash provided by (used in) financing activities..........................      (27,464)       469,819        27,503
   Effect of exchange rate changes on cash and cash equivalents...................         (202)           340             -
                                                                                    -----------    -----------    ----------
   Net increase (decrease) in cash and cash equivalents...........................       (5,646)        17,669        (1,522)
   Cash and cash equivalents at beginning of period...............................       19,946          2,277         3,799
                                                                                    -----------    -----------     ---------
   Cash and cash equivalents at end of period.....................................  $    14,300    $    19,946     $   2,277
                                                                                    ===========    ===========     =========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            Accumulated
                                                                                                               Other
                                            Comprehensive  Common    Contributed   Retained     Treasury   Comprehensive
                                                Income      Stock      Capital     Earnings      Stock     Income (Loss)    Total
                                                ------      -----      -------     --------      -----     -------------    -----
Balance at September 28, 1996.............                  $ 120     $ 34,687    $  56,889   $ (2,051)   $       -     $   89,645

Issuance of 85,466 shares of Common Stock
    upon exercise of options..............                      1          263            -          -            -            264
Issuance of 16,384 shares of Restricted
    Common Stock..........................                      -          270            -          -            -            270
Tax benefit from exercise of stock options                      -          107            -          -            -            107
Compensation earned related to issuance
    of stock options......................                      -          550            -          -            -            550
Purchase of 12,201 shares of Treasury
    Stock.................................                      -            -            -       (196)           -           (196)
Comprehensive income:
    Net income for fiscal 1997............   $   13,677         -            -       13,677          -            -         13,677
                                             ----------     -----     --------    ---------   --------    ---------      ---------
Total comprehensive income................   $   13,677
                                             ==========
Balance at September 27, 1997.............                  $ 121     $ 35,877    $  70,566   $ (2,247)   $       -     $  104,317

Issuance of 166,011 shares of
    Common Stock upon exercise of options.                      1        1,638            -          -            -          1,639
Issuance of 7,686 shares of Restricted
    Common Stock..........................                      -          140            -          -            -            140
Tax benefit from exercise of stock options                      -          152            -          -            -            152
Compensation earned related to issuance
    of stock options......................                      -        1,180            -          -            -          1,180
Comprehensive income:
    Foreign currency translation
       adjustment.........................   $    9,154         -            -            -          -        9,154          9,154
    Net income for fiscal 1998............       11,295         -            -       11,295          -            -         11,295
                                             ----------      ----     --------    ---------   --------   ----------      ---------
Total comprehensive income................   $   20,449
                                             ==========
Balance at October 3, 1998................                  $ 122     $ 38,987    $  81,861   $ (2,247)   $   9,154     $  127,877

Issuance of 37,200 shares of Common Stock
    upon exercise of options..............                      1           21            -          -            -             22
Issuance of 27,530 shares of Restricted
    Common Stock..........................                      -          138            -          -            -            138
Tax benefit from exercise of stock options                      -          205            -          -            -            205
Compensation earned related to issuance
    of stock options......................                      -           69            -          -            -             69
Purchase of 2 shares of Treasury Stock....                      -            -            -          -            -              -
Comprehensive income (loss):
    Foreign currency translation
       adjustment.........................   $   (8,538)        -            -            -          -       (8,538)        (8,538)
    Net income (loss) for fiscal 1999.....      (11,036)        -            -      (11,036)         -            -        (11,036)
                                             ----------      ----     --------    ---------   --------    ---------     ----------
Total comprehensive income (loss).........   $  (19,574)
                                             ==========
Balance at October 2, 1999................                  $ 123     $ 39,420    $  70,825   $ (2,247)   $     616     $  108,737
                                                            =====     ========    =========   ========    =========     ==========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


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

      DEFERRED CHARGES: Deferred debt charges are being amortized over the lives of related debt as an adjustment to interest expense. Accumulated amortization at October 2, 1999 and October 3, 1998 was $3.6 million and $1.3 million, respectively.

      GOODWILL: The excess of the purchase cost over the fair value of assets acquired is being amortized over 20 to 40 years. Accumulated amortization at October 2, 1999 and October 3, 1998 was $11.9 million and $8.4 million, respectively. The Company evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life to determine whether goodwill is recoverable. The Company believes that no impairment of goodwill existed at October 2, 1999.

      OTHER INTANGIBLES: The Company has $49.9 million of other intangibles at October 2, 1999. The other intangibles represent the value of certain trademarks acquired in the January 1998 acquisition of the apparel assets of Dominion Textile, Inc. These trademarks are amortized over 40 years. Accumulated amortization at October 2, 1999 was $2.1 million.

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      DERIVATIVE FINANCIAL INSTRUMENTS: The Company utilizes derivative financial instruments principally to manage market risks and reduce its exposure resulting from fluctuations in foreign currency exchange rates, interest rates and raw material cotton prices. Derivative instruments include swap agreements, futures and option contracts and forward exchange and purchase contracts. Gains and losses relating to qualifying hedges are deferred and are recognized in income or as an adjustment to carrying amounts when the hedged transaction occurs. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. To the extent that the anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses charged to earnings on a current basis. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations.

      REVENUE RECOGNITION: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During fiscal 1999, 1998 and 1997, invoices issued under these terms represent 20%, 19% and 22% of revenue, respectively.

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

      RECLASSIFICATION: Certain prior period amounts have been reclassified to conform to current year presentation. These amounts include $9.0 million for the year ended October 3, 1998 which has been reclassified from selling, general and administrative expense to cost of sales to reflect certain expenses within the acquired businesses on a basis consistent with the Parent Company's accounting practices. The reclassification did not impact operating or net income.

      FISCAL YEAR: The Company uses a 52-53 week fiscal year. The years ended October 2, 1999 and September 27, 1997 were 52-week years. The year ended October 3, 1998 was a 53-week year.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", which was adopted by the Company during its December quarter 1998. FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from nonowner sources. Currently, changes from nonowner sources consist of net income and foreign currency translation adjustments.

         In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information", which was adopted by the Company during its September quarter 1999. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from prior accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The adoption of FAS 131 had no effect on the consolidated results or financial position but did result in a change to the Company's segment disclosures (see Note N - Segment Information below).

       In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. The effective date has been delayed to June 15, 2000, the Company's fiscal year 2001, as a result of the FASB's issuance in August 1999 of FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133". FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

NOTE B - BUSINESS ACQUISITIONS

         On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of approximately $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group, the Klopman Group and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities (see Note D - Long-term Debt below). The Company used the net proceeds from the private placement on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes") to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair value of approximately $585.6 million and assumed liabilities of approximately $191.6 million. The Company has finalized the allocation of the fixed portion of the purchase price and has recorded goodwill of approximately $72.9 million for the excess of purchase price (including assumed liabilities) over the fair market value of the assets acquired. As of October 2, 1999, the Company and Polymer have not completed the final cash settlement related to the Acquisition. The Company expects to finalize the cash settlement during fiscal 2000. Any adjustments related to final cash settlement will be reflected in goodwill. Goodwill is being amortized over a 40-year period. The results of operations of the Acquired Business have been included in the consolidated financial statements from the date of the Acquisition.

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

                                                                                   For the Years Ended
                                                                                   -------------------
                                                                        October 3, 1998         September 27, 1997
                                                                        ---------------         ------------------
                                                                          (in thousands except per share data)
      Net sales                                                               $ 1,065,964        $ 1,103,583
      Income (loss) before extraordinary item                                 $     2,927        $    (4,042)
      Income (loss) before extraordinary item per share - diluted             $       .24        $      (.34)
      Net income (loss)                                                       $     2,403        $    (4,042)
      Net income (loss) per share - diluted                                   $       .20        $      (.34)

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE C - INVENTORIES

      Inventories at October 2, 1999 and October 3, 1998 are summarized as follows (in thousands):

                                                                                                       1999               1998
                                                                                                       ----               ----
      Raw materials............................................................................    $    7,503         $   13,029
      Stock in process.........................................................................        28,413             34,554
      Produced goods...........................................................................       139,949            142,015
      Dyes, chemicals and supplies.............................................................        11,050             13,011
                                                                                                   ----------         ----------
      Total inventory at first-in, first-out (FIFO) cost.......................................       186,915            202,609
      Less LIFO and other reserves.............................................................       (11,814)           (17,112)
                                                                                                   ----------         ----------
                                                                                                   $  175,101         $  185,497
                                                                                                   ==========         ==========
      Inventories valued using the LIFO method comprised approximately 70% and
71% of domestic inventories at October 2, 1999 and October 3, 1998. Inventory
held at foreign locations was $39.0 million and $41.1 million at October 2, 1999 and October 3, 1998, respectively.

NOTE D - LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):
                                                                                                       1999               1998
                                                                                                       ----               ----
      Senior Credit Facility:
           Revolving Credit Note...............................................................    $  115,100         $  106,500
           Term Loan B.........................................................................       132,601            154,225
           Term Loan C.........................................................................        94,066            109,450
      Senior Subordinated Notes................................................................       298,737            298,587
      Other borrowings with various rates and maturities........................................       20,619             18,215
                                                                                                   ----------         ----------
                                                                                                      661,123            686,977
      Less Current portion.....................................................................        (3,072)            (4,051)
                                                                                                   ----------           --------
                                                                                                   $  658,051         $  682,926
                                                                                                   ==========         ==========
      At October 2, 1999, the annual maturities of the principal amounts of long-term debt were (in thousands):
      2000..........................................................................................    $   3,072
      2001..........................................................................................        3,074
      2002..........................................................................................        3,394
      2003..........................................................................................        3,430
      2004..........................................................................................      184,083
      Thereafter....................................................................................      464,070

SENIOR CREDIT FACILITY

      On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with First Union National Bank ("FUNB"), as agent and lender and its syndicate of lenders. The amendment which became effective as of July 3, 1999 (the "Amendment") replaced the Adjusted Leverage Ratio covenant (as defined in the Amendment) with a minimum EBITDA covenant (as defined in the Amendment) until the Company's December quarter 2000, replaced the Consolidated Net Worth covenant with a Consolidated Retained Earnings covenant (both as defined in the Amendment), waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio until the Company's December quarter 2000 and modified the Company's covenant related to capital expenditures.

      Under the Amendment, for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE D - LONG-TERM DEBT (Continued)

funds rate plus .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or
(ii) LIBOR plus a margin of 3.50% or (B) with respect to Term Loan C, either
(i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or (ii) LIBOR plus a margin of 3.75%. In addition, the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. At October 2, 1999, the Company's additional borrowing availability under its revolving line of credit under the Senior Credit Facility was $73.0 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduces the remaining quarterly principal payments. In addition, the Company and each of its domestic subsidiaries granted the lenders, as additional collateral, a lien on all real property owned in the United States. In connection with the July 13, 1999 amendment, the Company incurred charges of $0.6 million principally related to the real estate liens and legal fees.

      Beginning with the quarter ending December 30, 2000, the Company will be subject to leverage and fixed charge coverage ratios, as amended on July 13, 1999. In addition, under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $349,157 until March 27, 2004, three quarterly payments of $32,820,773 and final amount of $27,854,048 on Term Loan B's maturity on April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $247,687 until April 2, 2005, three quarterly payments of $23,034,918 and a final amount of $19,511,595 on Term Loan C's maturity of April 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998 and July 13, 1999, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%,
 .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios or (B) with respect to Term Loan C, either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios. Pursuant to the amendment executed as of July 13, 1999, borrowings under the Senior Credit Facility will bear interest in accordance with the foregoing pricing options beginning on February 16, 2001.

      At October 2, 1999, interest on the Company's term loan and revolving credit borrowings were based on one and three-month market LIBOR rates averaging 5.87% and on a prime rate of 8.25%. The Company's weighted average borrowing rate on these loans at October 2, 1999 was 9.32%, which includes spreads ranging from 3.00% to 3.75% on the LIBOR borrowings and a spread of 1.75% on the prime rate borrowings.

         On January 29, 1998 the Company entered into a new credit agreement (as amended, the "Senior Credit Facility") with FUNB, as agent and lender, and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million (reduced to $200 million pursuant to the Amendment) or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). Portions of Term Loan B and Term Loan C were repaid pursuant to the Amendment.

      The Company's obligations under the Senior Credit Facility, as amended pursuant to the Amendment, are secured by all of the assets of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE D - LONG-TERM DEBT (Continued)

Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

SENIOR SUBORDINATED DEBT

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

         PREVIOUS CREDIT AGREEMENTS

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

      On June 4, 1996, the Company amended its term loan and revolving credit facility with a bank group led by First Union National Bank of North America, as agent and lender. The amendment increased the Company's maximum allowable borrowings

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE D - LONG-TERM DEBT (Continued)

under the revolving credit facility, which was to expire on April 30, 2000, from $150 million to $170 million. The term loan was restated to the outstanding balance of $48 million and continued to require equal quarterly principal payments of $3 million through the term loan's expiration on March 31, 2000. The amended term loan and revolving credit facility bore interest at a per annum rate, at the Company's option, of either (i) the greater of the prime rate or federal funds rate or (ii) LIBOR plus .5%, LIBOR plus .75%, LIBOR plus 1.0%, LIBOR plus 1.25% or LIBOR plus 1.5%, in accordance with a pricing grid based on certain financial ratios.

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

         Interest rate swap agreements - The fair value of the Company's interest rate swap agreements is determined by comparing the agreements' anticipated cash flows based on current interest rates to the cash flows of a similar interest rate swap agreement which could be obtained as of October 2, 1999.

         Forward exchange contracts - The fair value of outstanding forward exchange contracts is determined based on quotes obtained from public-trading currency markets.

PUBLICLY TRADED DEBT
      At October 2, 1999 and October 3, 1998, the fair value of the Company's 9 1/8% Senior Subordinated Notes Due 2008 was approximately $75.0 million and $259.5 million, respectively, as compared to the carrying values of $298.7 million and $298.6 million, respectively.

INTEREST RATE SWAP AGREEMENTS
      The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company currently has interest rate swap agreements on $25 million of its outstanding floating-rate bank debt. The interest rate swaps assure that the Company will pay a maximum LIBOR rate of 5.53% (excluding any applicable spread required by the Senior Credit Facility) for a period ending December 2000. The amount paid or received under the swap agreements is based on the changes in actual interest rates and is recorded as an adjustment to interest expense. At October 2, 1999 and October 3, 1998, the fair value of the Company's interest rate swaps was $151,000 and $(489,000), respectively.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE E - FINANCIAL INSTRUMENTS (Continued)

FORWARD EXCHANGE CONTRACTS
      The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term assets and commitments. These short-term assets and commitments principally related to accounts receivable and trade payable positions and fixed asset purchase obligations.

      The table below summarizes by currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars (in thousands). The purchased amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies and the sold amounts represent the net U.S dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year. All contracts are scheduled to be settled in fiscal year 2000.

                                                  1999                                           1998
                             --------------------------------------------    ------------------------------------------
                              Contractual     Contractual    Unrealized       Contractual     Contractual    Unrealized
          Currency         Value Purchases     Value Sold    Gain/(loss)   Value Purchases     Value Sold    Gain/(loss)
          --------         ---------------     ----------    -----------   ---------------     ----------    -----------
          Italian Lira       $     -             $1,500       $   (7)         $     -           $  5,000      $ (252)
          Japanese Yen             -                  -            -              139                 -          (20)
          German Mark              -                  -            -                -              1,825           6

NOTE F - INCOME TAXES

      Income (loss) from continuing operations before the provision of income taxes and the extraordinary item consisted of (in thousands):
                                                                      1999              1998              1997
                                                                      ----              ----              ----
          Domestic............................................    $  (38,544)       $   3,786         $  20,448
          Foreign.............................................        21,299           16,711             1,579
                                                                ------------        ---------         ---------
                                                                  $  (17,245)       $  20,497         $  22,027
                                                                  ==========        =========         =========

      The components of income tax expense (benefit) from continuing operations before the extraordinary item are as follows (in thousands):
                                                                      1999              1998              1997
                                                                      ----              ----              ----
     Current tax provision:
          Federal.............................................    $  (2,174)        $  (2,703)        $   4,861
          State...............................................           51                (7)              731
          Foreign.............................................        2,497             3,724               204
                                                                  ---------         ---------         ---------
     Total current tax provision..............................          374             1,014             5,796
                                                                  ---------         ---------         ---------

     Deferred tax provision:
          Federal ............................................       (9,999)            4,021             2,202
          State...............................................       (1,472)            1,213               352
          Foreign.............................................        4,888             2,430                 -
                                                                  ---------         ---------         ---------
     Total deferred tax provision.............................       (6,583)            7,664             2,554
                                                                  ----------        ---------         ---------

     Total provision for income taxes.........................    $  (6,209)        $   8,678         $   8,350
                                                                  =========         =========         =========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE F - INCOME TAXES (Continued)

      Following is a reconciliation of the United States statutory tax rate to the effective rate expressed as a percentage of income (loss) before income taxes and extraordinary item:

                                                                      1999              1998              1997
                                                                      ----              ----              ----
          Federal statutory rate..............................       (35.0%)            35.0%             35.0%
          State taxes, net of federal benefit.................        (5.3)              3.8               3.2
          Goodwill amortization...............................         4.7               3.8               0.7
          Foreign sales corporation...........................         -                (2.7)              -
          Foreign taxes in excess of (less than) federal
              statutory rate..................................        (0.3)              1.5               0.9
          Other...............................................        (0.1)              0.9              (1.9)
                                                                     -----             -----            -------
          Effective rate......................................       (36.0%)            42.3%             37.9%
                                                                     ======            ======           =======

         Deferred income taxes are provided for temporary differences between the carrying amounts and the tax bases of assets and liabilities. At October 2,
1999 and October 3, 1998, the Company had $32.2 million and $31.3 million, respectively, of deferred income tax assets and $81.4 million and $81.3 million, respectively, of net deferred income tax liabilities which have been netted for financial statement presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows (in thousands):
                                                                     October 2, 1999                October 3, 1998
                                                              ---------------------------      --------------------
                                                               Current        Noncurrent        Current        Noncurrent
                                                                Asset            Asset           Asset            Asset
                                                             (Liability)      (Liability)     (Liability)      (Liability)
                                                             -----------      -----------     -----------      -----------
     Inventory valuation..................................    $     217      $        -        $  (1,684)     $        -
     Accruals and allowances..............................        8,488               -           13,054           1,750
     Property, plant and equipment........................            -         (60,335)               -         (67,030)
     Intangibles..........................................            -         (20,325)               -          (1,965)
     Net operating loss carryforward......................        3,071          10,919                -          10,792
     Postretirement benefits..............................            -           3,717                -           3,505
     Other................................................            -           5,816                -           2,186
     Valuation allowance..................................            -            (800)               -         (10,595)
                                                              ---------      ----------        ---------      -----------

       Total..............................................    $  11,776      $  (61,008)       $  11,370      $  (61,357)
                                                              =========      ==========        =========      ==========

         During 1999, the Company incurred net operating losses for U.S. federal and state income tax purposes of approximately $37.4 million. Of this amount, approximately $13.4 million will be carried back for U.S. federal income tax purposes to recover federal taxes paid in prior years. Approximately, $24.0 million will be carried forward to offset future taxable income and will expire in 2019 if unused. All state net operating losses will be carried forward and will expire in years 2004 - 2014.

         During fiscal 1999, the Company finalized the fixed portion of the purchase cost of the Acquired Business. In conjunction with the finalization, the value of certain acquired trademarks was determined. Accordingly, a deferred tax liability was recognized through an increase in recorded goodwill.

         At October 2, 1999, the Company had foreign net operating loss carryforwards of $8.4 million. These loss carryforwards principally relate to the Company's operations in Italy and will expire in fiscal 2000, if unused. During fiscal 1999, the Company reduced the valuation reserve for these foreign loss carryforwards from $10.6 million to $0.8 million at October 2, 1999. The decrease in the valuation reserve reflects the utilization of loss carryforwards against foreign earnings in fiscal 1999 and the projection of additional foreign earnings in fiscal 2000. The decrease in valuation allowance resulted in a reduction of goodwill.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE F - INCOME TAXES (Continued)

         At October 2, 1999 and October 3, 1998, undistributed earnings of the Company's foreign subsidiaries amounted to approximately $23.3 million and $10.6 million, respectively. The foreign undistributed earnings are either permanently reinvested or distribution will not result in incremental U.S. taxes. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid (received) for interest and income taxes is as follows (in thousands):

                                             1999          1998        1997
                                             ----          ----        ----
     Interest.............................  $57,723      $31,328      $11,213
     Income taxes.........................  $ 1,691      $ 1,044      $ 8,287

NOTE H - BENEFIT PLANS

      DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS

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

      The following sets forth the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at October 2, 1999 and October 3, 1998 (in thousands):

                                                    Defined Benefit Plan         Supplemental Plan        Postretirement Benefit
                                                    --------------------         -----------------        ----------------------
                                                    1999          1998         1999          1998          1999          1998
                                                    ----          ----         ----          ----          ----          ----
CHANGE IN BENEFIT OBLIGATION:
Benefit Obligation at Beginning of Year.......  $  60,496     $  24,843     $   1,783   $   1,195      $   9,023    $       -
Service Cost..................................      5,428         4,683           290         158            283          227
Interest Cost.................................      4,086         3,217           145          98            627          415
Participant Contributions.....................          -             -             -           -            122          (86)
Actuarial (Gain) Loss.........................     (5,193)          (19)          (19)        332           (356)         (81)
Benefits Paid.................................     (7,832)       (2,869)            -           -           (691)        (345)
Acquisition...................................          -        30,641             -           -              -        8,893
Plan Amendments...............................      3,853             -           164           -              -            -
                                                ---------     ---------     ---------   ---------      ---------    ---------
Benefit Obligation at End of Year.............  $  60,838     $  60,496     $   2,363   $   1,783      $   9,008    $   9,023
                                                =========     =========     =========   =========      =========    =========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE H - BENEFIT PLANS (Continued)

                                                    Defined Benefit Plan         Supplemental Plan        Postretirement Benefit
                                                    --------------------         -----------------        ----------------------
                                                    1999          1998         1999          1998          1999          1998
                                                    ----          ----         ----          ----          ----          ----
CHANGE IN PLAN ASSETS:
Fair Value of Assets at Beginning of Year.....   $  56,699      $  23,074     $       -   $       -      $       -    $       -
Actual Return on Plan Assets..................      11,016            674             -           -              -            -
Employer Contributions........................       6,137          7,515             -           -            569          345
Participant Contributions.....................           -              -             -           -            122           86
Benefits Paid.................................      (7,832)        (2,869)            -           -           (691)        (431)
Acquisition...................................           -         28,305             -           -              -            -
                                                 ---------      ---------     ---------   ---------      ---------    ---------
Fair Value of Assets at End of Year...........   $  66,020      $  56,699     $       -   $       -      $       -    $       -
                                                 =========      =========     =========   =========      =========    =========
FUNDED STATUS:
Funded Status.................................   $   5,182      $  (3,797)    $  (2,363)  $  (1,783)     $  (9,008)   $  (9,023)
Unrecognized Prior Service Cost...............           -              -           291         165              -            -
Unrecognized Net Actuarial (Gain) Loss........      (5,384)         6,111           560         632           (436)         (81)
Plan Amendments...............................       2,806         (1,134)            -           -              -            -
                                                 ---------      ----------    ---------   ---------      ---------    ---------
Net Amount Recognized.........................   $   2,604      $   1,180     $  (1,512)  $    (986)     $  (9,444)   $  (9,104)
                                                 =========      =========     =========   =========      =========    =========
AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET:
Prepaid Benefit Cost..........................    $   2,604     $   1,180     $       -    $      -      $       -     $       -
Accrued Benefit Liability.....................            -             -        (1,512)       (986)        (9,444)       (9,104)
                                                  ---------     ---------     ---------    --------      ---------     ---------
Net Amount Recognized.........................    $   2,604     $   1,180     $  (1,512)   $   (986)     $  (9,444)    $  (9,104)
                                                  =========     =========     =========    ========      =========     =========

      Net pension cost for the plans for the years ended October 2, 1999,
October 3, 1998 and September 27, 1997 included the following components (in thousands):
                                             Defined Benefit Plan             Supplemental Plan           Postretirement Benefit
                                          -------------------------      -------------------------      -------------------------
                                          1999      1998       1997      1999      1998       1997      1999      1998       1997
                                          ----      ----       ----      ----      ----       ----      ----      ----       ----
COMPONENTS OF NET PERIODIC
BENEFIT COST:
Service Cost.........................   $5,428    $4,683     $3,086    $  291   $   158    $   131   $  283    $   227    $    -
Interest Cost........................    4,086     3,217      1,486       145        98         73      627        415         -
Expected Return on Plan Assets.......   (4,944)   (3,709)    (1,644)        -         -          -        -          -         -
Amortization of Prior Service Cost...      (87)      (87)       (87)       38        23         23        -          -         -
Recognized Net Actuarial (Gain) Loss.      230        40         82        51        28         14        -          -         -
                                       -------   -------   --------   -------   -------    -------   ------    -------    ------
Net Periodic Benefit Cost............   $4,713    $4,144     $2,923    $  525   $   307    $   241   $  910    $   642    $    -
                                       =======   =======   ========   =======   =======    =======   ======    =======    ======

WEIGHTED-AVERAGE ASSUMPTIONS:
Discount Rate........................     7.40%     6.95%     7.50%     7.40%      6.95%     7.50%     7.40%      6.95%        -%
Expected Return on Plan Assets.......     8.50      8.50      8.50         -          -         -         -          -         -
Rate of Compensation Increase........     5.00      5.50      5.50         -          -         -         -          -         -

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


NOTE H - BENEFIT PLANS (Continued)

     The assumed health care cost trend rate was 10% for 1998, decreasing to 5% by the year 2003 and remaining at that level thereafter. A one-percentage point change in assumed health care cost trend rates have the following effects on 1999:

                                                                    One-Percentage       One-Percentage
                                                                    Point Increase       Point Decrease
                                                                    --------------       --------------
       Effect on total of service and interest cost components....       $ 109                $ (93)

       Effect on postretirement benefit obligation................         820                 (716)

Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), the Company has given the PBGC a first priority lien of $10 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more pension plans are terminated.

DEFINED CONTRIBUTION PLANS
      The Company has various retirement savings and profit sharing plans covering qualified U.S. employees. The plans include a provision which allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. During fiscal year 1999, the plans were amended to provide for the Company to make a guaranteed match of the employee's contributions and to eliminate the discretionary profit-sharing contribution plan provision. The Company contributions for 1999, 1998 and 1997 were approximately $2.9 million, $3.1 million and $1.7 million, respectively.

      In addition, the Company provides life and health benefits to substantially all U.S. employees. Employees contribute a fixed amount weekly or monthly as set forth in the plan with the balance paid by the Company. The Company contributions for 1999, 1998 and 1997 were approximately $16.3 million, $13.8 million and $6.3 million, respectively.

DEFERRED COMPENSATION PLAN
      The Company has a nonqualified, unfunded deferred compensation plan which provides certain key executives with a deferred compensation award which will earn interest at the United States Treasury Bill rate. The award, which is based on the year's operating results, was $0, $307,000, and $344,000 for 1999, 1998 and 1997, respectively. The plan participants will be vested in the awards upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination subject to certain limitations, upon permanent and total disability or death, whichever occurs first. In the event of retirement or disability, any unpaid deferred awards will be paid on the normal five-year maturity schedule. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant's estate or pay the award on the normal five-year maturity schedule.

      FOREIGN EMPLOYEE PLANS

      A significant number of the Company's European employees participate in a government mandated deferred compensation plan. This plan provides benefits to employees upon termination of service with the Company. Employees accrue benefits under the plan based on compensation levels and length of service. Accrued benefits are adjusted upward annually for interest earned on accumulated balances and cost of living increases. Approximately $1.7 million and $1.5 million has been recognized as expense related to the plan in the accompanying statements of operations for the years ended October 2, 1999 and October 3, 1998, respectively. A liability of approximately $10.1 million and $12.3 million is included within other long-term liabilities in the Company's consolidated balance sheets as of October 2, 1999 and October 3, 1998, respectively, to provide for payment of accrued benefits under the plan. Employees are 100% vested in the benefits accrued.

      Many of the Company's European employees participate in government sponsored healthcare and pension plans. Annually, the Company and its employees contribute an amount equal to approximately 45% (35% by the Company; 10% by the employees) of the Company's gross salaries and wages to the government for administration of these plans and other social programs. For the years ended October 2, 1999 and October 3, 1998, the Company's portion of the funding totaled $6.5 million and $4.8 million, respectively.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE H - BENEFIT PLANS (Continued)

      The Company's Canadian employees participate in a government sponsored pension plan. The plan requires contributions from the employer and the employee. The Company's required contributions paid for the years ended October 2, 1999 and October 3, 1998, totaled approximately $0.5 million and $0.4 million, respectively. The Company's qualified Canadian employees also are eligible to participate in various retirement savings plans. The plans provide for voluntary pre-tax contributions from employees and guaranteed Company contributions ranging from 2% to 10% of an employee's annual salary. Contributions made to these plans for the years ended October 2, 1999 and October 3, 1998 were $0.6 million and $0.4 million, respectively.

NOTE I - COMMITMENTS AND CONTINGENCIES

      Future minimum commitments for operating leases at October 2, 1999 are as follows (in thousands):

     2000..................................................      $    10,281
     2001..................................................            9,308
     2002..................................................            7,429
     2003..................................................            4,122
     2004..................................................            2,057
     Thereafter............................................            2,440
                                                                 -----------
     Total minimum lease payments..........................      $    35,637
                                                                 ===========

         Approximately 60.3% of minimum lease payments on operating leases pertain to real estate as of October 2, 1999. The remainder covers a variety of machinery and equipment. Rental expense for all operating leases was approximately $11.7 million, $9.1 million and $5.5 million in 1999, 1998 and 1997, respectively.

      The Company is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is Management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE J - SEVERANCE CHARGE

         During the third quarter of fiscal 1999, the Company recognized a $1.8 million charge associated with the termination of 46 salaried employees. The charge was recorded as a component of selling, general and administrative expenses. All affected employees have been terminated with cash payments expected to be spread over a period not to exceed two years. At October 2, 1999 there remained a balance of $1.1 million which is equal to the expected future cash expenditures to such terminated employees.

NOTE K - STOCKHOLDERS' EQUITY

      The authorized capital stock of the Company consists of (i) 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,902,915 shares are outstanding at October 2, 1999, (ii) 5,000,000 shares of Nonvoting Common Stock, par value $.01 per share, none of which is issued or outstanding, and (iii) 5,000,000 shares of Preferred Stock, par value $.01 per share, none of which is issued or outstanding.

      On February 9, 1999, the Company's stockholders approved the 1999 Stock Option Plan (the "Plan") which replaced the Company's previous 1989 Stock Option Plan that expired on that date. The Plan authorizes the granting of qualified and non-qualified stock options to officers, directors, consultants and key employees of the Company. Options may be granted through the plan's expiration in February 2009 at an exercise price of not less than fair market value. The Plan provides for the issuance of up to 500,000 shares of the Company's common stock, all of which were available for issuance at October 2, 1999. Currently, the Company has both fixed stock options and target stock price performance options outstanding under the Plan.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE K - STOCKHOLDERS' EQUITY (Continued)

         FIXED STOCK OPTIONS

      The exercise price of each fixed option granted is equal to the market price of the Company's Common Stock on the date of grant with a maximum term of 10 years. Options granted to directors vest 12 months from the date of grant while options granted to certain management employees vest 20% each year over a five-year period from the date of grant.

         The fair value of each option granted after September 30, 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997: expected dividend yield of 0% for all years; expected volatility of 34% for all years; weighted average risk-free interest rate of 4.73%, 5.45% and 6.17%, respectively; and expected lives of 5 years for all years.

         A summary of the status of the Company's fixed stock options as of October 2, 1999, October 3, 1998, and September 27, 1997 and changes during the years are presented below:

                                                   1999                             1998                           1997
                                     -----------------------------     ----------------------------     -------------------------
                                                        Weighted                     Weighted                           Weighted
                                        Number of       Average        Number of     Average           Number of        Average
                                          Shares     Exercise Price     Shares     Exercise Price       Shares       Exercise Price
                                          ------     --------------     ------     --------------       ------       --------------
Outstanding, beginning of year........    503,249      $   9.48        582,560      $   9.22            682,210      $     8.61
Granted...............................     11,350          7.71          6,500         18.12              4,500           16.46
Exercised.............................    (37,200)          .59        (80,611)         8.05            (84,800)           3.00
Forfeited or Canceled.................    (20,800)        13.67         (5,200)        13.68            (19,350)          16.48
                                          -------      --------       --------      --------          ----------      ---------

Outstanding, end of year..............    456,599      $   9.96        503,249      $   9.48            582,560       $    9.22
                                          =======      ========        =======      ========          =========       =========

Options exercisable at year-end.......    432,449                      450,349                          496,060
                                          =======                      =======                        =========
Weighted average fair value of
    options granted during the year
    calculated using modified Black-
    Scholes model.....................      $2.92                        $7.12                           $5.75

         The following table summarizes information about fixed stock options outstanding at October 2, 1999:
                                                                                                        Options Exercisable
                                                                                                        -------------------
                              Number             Weighted Avg.                                     Number
       Range of             Outstanding            Remaining             Weighted Avg.           Exercisable       Weighted Avg.
   Exercise Prices          at 10/2/99          Contractual Life        Exercise Price           at 10/2/99        Exercise Price
   ---------------          ----------          ----------------        --------------           ----------        --------------
        $1.75                  66,700                 0.8 Yrs               $1.75                   66,700              $1.75
    4.50 to 14.00             324,050                 3.2                   10.51                  309,700              10.62
    14.25 to 18.31             65,849                 5.4                   15.60                   56,049              15.70
    --------------             ------                 ---                   -----                ---------             ------
    $1.75 to 18.31            456,599                 3.2                  $ 9.96                  432,449             $ 9.91

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE K - STOCKHOLDERS' EQUITY (CONTINUED)

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

      The fair value of each option granted was estimated on the date of grant using a modified Black-Scholes option-pricing model which, in addition to the required inputs, takes into consideration the target stock price (or barrier) which must be attained. There were no target stock price performance options issued during 1999. The following assumptions were incorporated into the model for options granted in 1998 and 1997: weighted average risk-free interest rate of 5.53% and 5.84%, respectively; expected dividend yield of 0% for both years; expected lives ranging from 1.42 months to 2.17 years and 2.25 to 4.25 years, respectively; and volatility of 34% for both years.

      A summary of the status of the Company's target stock price performance options as of October 2, 1999, October 3, 1998 and September 27, 1997 and changes during the year is presented below:

                                                   1999                             1998                          1997
                                     -----------------------------     ----------------------------     ----------------------------

                                                         Weighted                        Weighted                        Weighted
                                        Number of        Average         Number of       Average          Number of      Average
                                         Shares       Exercise Price      Shares       Exercise Price      Shares     Exercise Price
                                         ------       --------------      ------       --------------      ------     --------------
Outstanding, beginning of year.......    507,100        $  11.27          522,334        $10.64           475,000       $10.38
Granted..............................          -             -             71,000         16.38            48,000        13.25
Exercised............................          -             -            (85,400)        11.61              (666)       13.25
Forfeited or Canceled................     (7,500)          15.52             (834)        13.25                 -           -
                                         -------        --------          -------        ------           -------       -----

Outstanding, end of year.............    499,600        $  11.21          507,100        $11.27           522,334       $10.64
                                         =======        ========          =======        ======           =======       ======

Options exercisable at year-end......    484,600                          492,100                         221,654
                                         =======                          =======                         =======
Weighted average fair value of
    options granted during the year
    calculated using modified Black-
    Scholes model....................     $ -                               $3.53                           $4.00

      As of October 2, 1999, the 499,600 target stock price performance options outstanding under the Plan have a weighted average remaining contractual life of
6.7 years assuming all options vest.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE L - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                      1999                 1998                  1997
                                                                      ----                 ----                  ----
  Numerator:
      Income (loss) before extraordinary item................      $ (11,036)           $  11,819           $   13,677
      Extraordinary loss.....................................              -                  524                    -
                                                                   ---------            ---------           ----------
      Net income (loss)......................................      $ (11,036)           $  11,295           $   13,677
                                                                   =========            =========           ==========
  Denominator:
      Denominator for basic earnings per share -
        Weighted average shares..............................         11,881               11,743              11,610
      Effect of dilutive securities:
        Stock options........................................              -                  430                 376
                                                                   ---------            ---------            --------
      Diluted potential common shares denominator
        For diluted earnings per share - adjusted
        Weighted average shares and assumed exercises........         11,881               12,173              11,986
                                                                   =========            =========            ========

NOTE M - CONCENTRATION OF CREDIT RISK

         The Company manufactures and sells textile products to companies located worldwide which are predominantly in the apparel and home fabrics industries. The Company performs periodic credit evaluations of its customers' financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. At October 2, 1999, all trade accounts receivable are from customers in the apparel and home furnishings industry. Receivables generally are due within 60 days, and credit losses have consistently been within management's expectations, other than credit losses resulting from one Home Fashion Fabrics customer which filed for bankruptcy protection during the June quarter 1997. All credit losses are provided for in the financial statements.

      The Company had sales to Levi Strauss and its related companies which comprised 22%, 19% and 22% of the Company's consolidated net sales for fiscal 1999, 1998 and 1997, respectively.

NOTE N - SEGMENT INFORMATION

         In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information", which was adopted by the Company during its September quarter 1999. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company is principally organized around differences in products; however, one segment exists primarily due to geographic location. The business segments are managed separately and distribute products through different marketing channels.

         The Company's operations are classified into four business segments:
Galey & Lord Apparel, Swift Denim, Klopman International and Home Fashion Fabrics. Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel fabrics and garment packages. Swift Denim manufactures and markets a wide variety of denim products for apparel and non-apparel uses. Klopman International manufactures principally workwear and careerwear fabrics as well as woven apparel fabrics primarily for consumption in Europe. Home Fashion Fabrics manufactures and sells dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories as well as greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE N - SEGMENT INFORMATION (Continued)

         The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses principally net interest expense and income taxes are excluded from the chief operating decision makers' assessment of segment performance. Accordingly, such expenses have not been allocated to segment results. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies (see Note A above). The corporate segment's operating income (loss) represents principally the administrative expenses from the Company's various holding companies. Additionally the corporate segment assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

         Information about the Company's operations in its different industry segments for the past three years is as follows (in thousands) (see Note A):

                                                            1999                 1998                 1997
                                                            ----                 ----                 ----
      Net Sales to External Customers
          Galey & Lord Apparel                       $    457,851         $   481,422          $   456,597
          Swift Denim                                     324,661             277,313                    -
          Klopman International                           140,838              97,812                    -
          Home Fashion Fabrics                             29,766              46,104               36,765
                                                     ------------         -----------          -----------
          Consolidated                               $    953,116         $   902,651          $   493,362
                                                     ============         ===========          ===========
      Operating Income (Loss)
          Galey & Lord Apparel                       $     23,020         $     26,649         $     36,837
          Swift Denim                                       5,223               37,608                    -
          Klopman International                            11,600                5,552                    -
          Home Fashion Fabrics                               (243)               2,835               (2,484)
          Corporate                                          (150)                (529)                   -
                                                     ------------         ------------         ------------
                                                           39,450               72,115               34,353
      Interest expense                                     60,935               47,566               12,326
      Income from associated companies                     (4,240)              (2,621)                   -
      Bridge financing interest expense                         -                3,928                    -
      Loss on foreign currency hedges                           -                2,745                    -
                                                     ------------         ------------         ------------
      Income (loss) before income taxes and
          extraordinary loss                         $    (17,245)        $     20,497         $     22,027
                                                     ============         ============         ============
      Depreciation and Amortization
          Galey & Lord Apparel                       $     15,092         $     12,932         $     11,895
          Swift Denim                                      22,205               14,719                    -
          Klopman International                             6,199                4,299                    -
          Home Fashion Fabrics                              3,300                3,342                    -
          Corporate                                           578                  451                3,288
                                                     ------------         ------------         ------------
                                                     $     47,374         $     35,743         $     15,183
                                                     ============         ============         ============
      Other Non-cash Charges
          Galey & Lord Apparel                       $         11         $      1,058         $        507
          Swift Denim                                          25                   76                    -
          Klopman International                                 -                    -                    -
          Home Fashion Fabrics                                  -                    -                    -
          Corporate                                            33                   46                   43
                                                     ------------         ------------         ------------
                                                     $         69         $      1,180         $        550
                                                     ============         ============         ============

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE N - SEGMENT INFORMATION (Continued)

                                                           1999                 1998                 1997
                                                           ----                 ----                 ----
      Assets(1)
          Galey & Lord Apparel                         $    324,291         $    332,332         $    307,181
          Swift Denim                                       439,077              452,920                    -
          Klopman International                             131,018              152,238                    -
          Home Fashion Fabrics                               32,584               36,651               39,725
          Corporate                                          51,746               64,152                2,285
                                                       ------------         ------------         ------------
                                                       $    978,716         $  1,038,293         $    349,191
                                                       ============         ============         ============
      Capital Expenditures
          Galey & Lord Apparel                         $     19,275         $     19,992         $     35,871
          Swift Denim                                         4,940               10,551                    -
          Klopman International                               2,848                2,715                    -
          Home Fashion Fabrics                                  122                  526                  755
                                                       ------------         ------------         ------------
                                                       $     27,185         $     33,784         $     36,626
                                                       ============         ============         ============
      Net Sales to External Customers (2)
          United States                                $    732,257          $  756,762           $  493,362
          Europe                                            140,838              97,813                    -
          Canada                                             80,021              48,076                    -
                                                       ------------          ----------           ----------
          Consolidated                                 $    953,116          $  902,651           $  493,362
                                                       ============          ==========           ==========
      Long-lived Assets
          United States                                $    265,849         $    282,951         $    115,400
          Europe (3)                                         69,119               86,385                    -
          Canada                                             31,559               32,628                    -
          Other Foreign Countries                            17,174               15,601               14,045
                                                       ------------         ------------         ------------
          Consolidated                                 $    383,701         $    417,565         $    129,445
                                                       ============         ============         ============

      (1)Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.
      (2)Revenues are attributed to countries based on geographic origin.
      (3)Principally all of the European long-lived assets are located in Italy.

         The Company has a single customer which exceeds 10% of consolidated net sales. Galey & Lord Apparel net sales to this customer were $145.8 million, $108.1 million and $107.0 million for 1999, 1998 and 1997, respectively. Swift Denim net sales to this customer were $59.2 million and $66.8 million for 1999 and 1998, respectively. Klopman International's net sales to this customer were $5.3 million and $1.2 million for 1999 and 1998, respectively.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

NOTE O - INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES

         At October 2, 1999 and October 3, 1998, investments in and advances to associated companies were $23.0 million and $26.3 million, respectively, representing several 50% joint venture interests. Included in the investments in and advances to associated companies are secured loans to Swift Europe of $4.7 million and $5.7 million, respectively. The secured loans outstanding at October 2, 1999 bear interest at a 5% rate and are payable in installments through 2009.

         At October 2, 1999 and October 3, 1998, the excess of the Company's investment over its equity in the underlying net assets of its joint venture interests is approximately $11.6 million and $12.3 million, respectively, (net of accumulated amortization of $1.1 million and $.4 million, respectively) and is being amortized on a straight-line basis over 20 years as a component of the equity in earnings of unconsolidated associated companies. The following table presents condensed balance sheet and income statement information as of October 2, 1999 and October 3, 1998 and for the year ended October 2, 1999 and eight months ended October 3, 1998. The financial information has been derived from statutory financial statements and has been adjusted to conform to U.S. generally accepted accounting principles.

                                               1999               1998
                                               ----               ----
                                                     IN THOUSANDS
      Selected Balance Sheet Data:
          Current assets                    $ 24,159            $ 33,764
          Noncurrent assets                   10,970              11,998
          Current liabilities                 22,766              32,446
          Noncurrent liabilities               8,965              10,668
          Stockholders' equity                 3,397               2,648
      Selected Income Statement Data:
          Net sales                         $ 59,080            $ 40,901
          Gross profit                        23,578              16,333
          Operating income                    11,303               6,880
          Net income                        $  9,778            $  6,246

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The Company's unaudited consolidated results of operations are presented below (in thousands except per share data):

                                                                                        Fiscal 1999 Quarters
                                                                   ------------------------------------------------------------
                                                                    December           March            June          September
                                                                    --------           -----            ----          ---------
Net sales......................................................    $  246,035       $  237,433       $  249,476      $  220,172
Cost of sales..................................................       218,113          215,227          234,369         206,862
                                                                   ----------       ----------       ----------      ----------
Gross profit...................................................        27,922           22,206           15,107          13,310
Income tax expense (benefit)...................................         1,880           (1,012)          (2,828)         (4,249)
Net income (loss)..............................................    $    3,370       $   (1,106)      $   (5,880)     $   (7,420)
                                                                   ==========       ==========       ==========      ==========
Per share data - basic:
Average common shares outstanding..............................        11,841           11,875           11,903          11,903
Net income (loss) - basic......................................    $      .28       $     (.09)      $     (.49)     $     (.62)
                                                                   ==========       ==========       ==========      ==========
Per share data - diluted:
Average common shares outstanding..............................        11,968           11,875           11,903          11,903
Net income (loss) - diluted....................................    $      .28       $     (.09)      $     (.49)     $     (.62)
                                                                   ==========       ==========       ==========      ==========
                                                                                        Fiscal 1998 Quarters
                                                                   ------------------------------------------------------------
                                                                    December           March            June          September
                                                                    --------           -----            ----          ---------
Net sales......................................................    $  127,147       $  237,645         $275,296        $262,563
Cost of sales..................................................       117,351          205,728          241,459         231,681
                                                                   ----------       ----------       ----------      ----------
Gross profit...................................................         9,796           31,917           33,837          30,882
Income tax expense (benefit)...................................          (526)           3,199            3,457           2,548
Income (loss) before extraordinary loss........................          (110)           4,096            4,721           3,112
Extraordinary loss from debt refinancing.......................          (524)               -                -               -
Net income (loss)..............................................    $     (634)      $    4,096       $    4,721      $    3,112
                                                                   ==========       ==========       ==========      ==========

Per share data - basic:
Average common shares outstanding..............................        11,664           11,682           11,781          11,833
Income (loss) before extraordinary loss........................          (.01)             .35              .40             .26
Net income (loss) - basic......................................    $     (.05)      $      .35       $      .40       $     .26
                                                                   ===========         ==========       ==========       ========

Per share data - diluted:
Average common shares outstanding..............................        11,664           12,088           12,368          12,011
Income (loss) before extraordinary loss........................          (.01)             .34              .38             .26
Net income (loss) - diluted....................................    $     (.05)      $      .34       $      .38       $     .26
                                                                   ===========      ==========       ==========       =========

The quarter ended October 3, 1998 was a 14-week period. All other quarters presented are 13-week periods.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


NOTE Q - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                                                                                  October 2, 1999
                                               -------------------------------------------------------------------------------------
                                                                                  (in thousands)
                                                                 Guarantor       Non-Guarantor
Financial Position                                Parent        Subsidiaries      Subsidiaries       Eliminations     Consolidated
------------------                                ------        ------------      ------------       ------------     ------------
Current assets:
    Trade accounts receivable                     $        -    $   133,969       $    42,578      $          -       $   176,547
    Inventories                                            -        136,981            38,990              (870)          175,101
    Other current assets                               4,895        104,434            27,237           (88,137)           48,429
                                                  ----------    -----------       -----------     --------------      -----------
       Total current assets                            4,895        375,384           108,805           (89,007)          400,077

Property, plant and equipment, net                         -        280,933           102,768                 -           383,701

Intangibles, net                                           -        154,144                 -                 -           154,144
Investments in subsidiaries and other assets         840,617         12,385           106,261          (918,469)           40,794
                                                  -----------   -----------       -----------      ------------       -----------
                                                  $  845,512    $   822,846       $   317,834      $ (1,007,476)      $   978,716
                                                  ==========    ===========       ===========      ============       ===========
Current liabilities:
    Trade accounts payable                        $       80    $    40,489       $    22,719      $          -       $    63,288
    Accrued liabilities                               17,119         23,265            17,452               373            58,209
    Other current liabilities                         77,135          2,228            14,074           (85,575)            7,862
                                                  ----------    -----------       -----------      ------------       -----------
       Total current liabilities                      94,334         65,982            54,245           (85,202)          129,359

Long-term debt                                       638,116        660,191            12,725          (652,981)          658,051
Other non-current liabilities                          4,325         80,832             9,112           (11,700)           82,569

Stockholders' equity                                 108,737         15,841           241,752          (257,593)          108,737
                                                  ----------    -----------       -----------      ------------       -----------
                                                  $  845,512    $   822,846       $   317,834      $ (1,007,476)      $   978,716
                                                  ==========    ===========       ===========      ============       ===========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


NOTE Q - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

                                                                                  October 3, 1998
                                               -------------------------------------------------------------------------------------
                                                                                  (in thousands)
                                                                 Guarantor       Non-Guarantor
Financial Position                                Parent        Subsidiaries      Subsidiaries       Eliminations     Consolidated
------------------                                ------        ------------      ------------       ------------     ------------
Current assets:
    Trade accounts receivable                     $        -    $   137,220       $    45,972       $         -       $   183,192
    Inventories                                            -        145,128            41,355              (986)          185,497
    Other current assets                               4,886         58,569            25,755           (37,041)           52,169
                                                  ----------    -----------       -----------     --------------      -----------
       Total current assets                            4,886        340,917           113,082           (38,027)          420,858

Property, plant and equipment, net                         -        297,625           119,940                 -           417,565

Intangibles, net                                           -        155,295                 -                 -           155,295
Investments in subsidiaries and other assets         831,769          1,376            39,188          (827,758)           44,575
                                                  ----------    -----------       -----------       ------------      -----------
                                                  $  836,655    $   795,213       $   272,210       $  (865,785)      $ 1,038,293
                                                  ==========    ===========       ===========       ============      ===========

Current liabilities:
    Trade accounts payable                        $      675    $    40,329       $    25,094       $         -       $    66,098
    Accrued liabilities                               19,729         27,068            20,114               678            67,589
    Other current liabilities                         14,474         19,497            10,083           (38,255)            5,799
                                                  ----------    -----------       -----------       ------------      -----------
       Total current liabilities                      34,878         86,894            55,291           (37,577)          139,486

Long-term debt                                       666,112        587,719            19,995          (590,900)          682,926
Other non-current liabilities                          7,788         65,460            18,651            (3,895)           88,004

Stockholders' equity                                 127,877         55,140           178,273          (233,413)          127,877
                                                  ----------    -----------       -----------       ------------      -----------
                                                  $  836,655    $   795,213       $   272,210       $  (865,785)      $ 1,038,293
                                                  ==========    ===========       ===========       ============      ===========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


NOTE Q - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

                                                                         For the year ended October 2, 1999
                                                ------------------------------------------------------------------------------------
                                                                                   (in thousands)
                                                                  Guarantor        Non-Guarantor
Results of Operations                              Parent        Subsidiaries      Subsidiaries       Eliminations     Consolidated
---------------------                              ------        ------------      ------------       ------------     ------------
Sales                                             $         -    $   757,420       $   247,784        $   (52,088)     $   953,116

Gross profit                                              218         49,696            28,516                115           78,545

Operating income (loss)                                  (181)        22,150            17,503                (22)          39,450

Interest expense, income taxes and other, net          (6,491)        43,281             8,610              5,086           50,486

Net income (loss)                                 $     6,310    $   (21,131)      $     8,893        $    (5,108)     $   (11,036)
                                                                         For the year ended October 3, 1998
                                                ------------------------------------------------------------------------------------
                                                                                   (in thousands)
                                                                  Guarantor        Non-Guarantor
Results of Operations                              Parent        Subsidiaries      Subsidiaries       Eliminations     Consolidated
---------------------                              ------        ------------      ------------       ------------     ------------
Sales                                             $         -    $   766,641       $   175,084        $   (39,074)     $   902,651

Gross profit                                                -         83,725            22,697                 10          106,432

Operating income (loss)                                  (222)        58,470            13,944                (77)          72,115

Interest expense, income taxes and other, net           2,240         58,122             5,544             (5,086)          60,820

Net income (loss)                                 $    (2,462)   $       348       $     8,400        $     5,009      $    11,295

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


NOTE Q - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

                                                                          For the year ended October 2, 1999
                                                                                    (in thousands)
                                                                                         Non-
                                                                      Guarantor        Guarantor
Cash Flows                                            Parent        Subsidiaries      Subsidiaries     Eliminations    Consolidated
----------                                            ------        ------------      ------------     ------------    ------------
Cash provided by (used in) operating activities     $   11,656       $   14,596       $   10,459    $       (105)      $    36,606
Cash provided by (used in) investing activities        (47,192)         (24,780)          58,039            (653)          (14,586)
Cash provided by (used in) financing activities         35,422            7,984          (71,628)            758           (27,464)
Effect of exchange rate change on cash and
   cash equivalents                                          -                -             (202)              -              (202)
                                                    ----------       ----------       -----------   ------------       ------------
Net change in cash and cash equivalents                   (114)          (2,200)          (3,332)              -            (5,646)

Cash and cash equivalents at beginning of period           114            8,326           11,506               -            19,946
                                                    ----------     ------------       ----------    ------------       -----------
Cash and cash equivalents at end of period          $        -       $    6,126       $    8,174    $          -       $    14,300
                                                    ==========       ==========       ==========    ============       ===========
                                                                        For the year ended October 3, 1998
                                                   ------------------------------------------------------------------------------
                                                                                   (in thousands)
                                                                          Guarantor         Non-Guarantor
Cash Flows                                              Parent           Subsidiaries        Subsidiaries        Consolidated
----------                                              ------           ------------        ------------        ------------
Cash provided by (used in) operating activities      $        9,126     $        3,704      $       18,113      $       30,943

Cash provided by (used in) investing activities            (466,877)           (26,780)             10,224            (483,433)

Cash provided by (used in) financing activities             457,863             29,180             (17,224)            469,819

Effect of exchange rate change on cash and cash
    equivalents                                                   -                  -                 340                 340
                                                     --------------     --------------      --------------      --------------
Net change in cash and cash equivalents                         112              6,104              11,453              17,669
Cash and cash equivalents at beginning of period                  2              2,222                  53               2,277
                                                     --------------     --------------      --------------      --------------
Cash and cash equivalents at end of period           $          114     $        8,326      $       11,506      $       19,946
                                                     ==============     ==============      ==============      ==============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
----------------------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

         None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------------

       The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Proposal 1 - Election of Directors," "Executive Officers" and "Security Ownership."

ITEM 11.       EXECUTIVE COMPENSATION
-------------------------------------

       The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Executive Compensation."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------------
               MANAGEMENT
               ----------
       The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Security Ownership."

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------

       The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Transactions."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------

(a)   1.  Financial Statements
          --------------------

          The following financial statements of Galey & Lord, Inc. are included under Item 8. of this report:

              Report of Independent Auditors.

              Consolidated Balance Sheets as of October 2, 1999 and October 3, 1998.

              Consolidated Statements of Operations for the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997.

              Consolidated Statements of Cash Flows for the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997.

              Consolidated Statements of Stockholders' Equity for the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997.

              Notes to Consolidated Financial Statements.

      2.  Financial Statement Schedules
          -----------------------------

          The following schedule is filed as a part of this Item 14:

              Schedule II - Valuation and Qualifying Accounts.

          All other schedules have been omitted because they are not applicable or are not required or because the required information is included in the consolidated financial statements or notes thereto.

      3.  Exhibits
          --------

          The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

(b)   1.  Reports on Form 8-K Filed During the Last Quarter.
          --------------------------------------------------

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
                Industries, Inc.(5)*

                                  EXHIBIT INDEX

    EXHIBIT                                                           SEQUENTIAL
     NUMBER                          DESCRIPTION                        PAGE NO.
     ------                          -----------                        --------

    10.17  -   The Deferred Compensation Plan of Galey & Lord Industries, Inc.
               (5)*

    10.18  -   First Amendment to The Retirement Plan of Galey & Lord
               Industries, Inc. dated April 27, 1994.(6)*

    10.19  -   Second Amendment to The Retirement Plan of Galey & Lord
               Industries, Inc. dated April 25, 1995.(7)*

    10.20  -   Fourth Amendment to The Savings and Profit Sharing Plan of Galey
               & Lord Industries, Inc. dated April 25, 1995.(7)*

    10.21  -   Letter of Intent dated September 22, 1995 between the Company and
               Triarc Companies, Inc.(8)

    10.22  -   Fifth Amendment to The Savings and Profit Sharing Plan of Galey &
               Lord Industries, Inc. dated August 29, 1995.(10)*

    10.23  -   Asset Purchase Agreement, dated as of May 20, 1996, among the
               Company, Industries, Farah Incorporated, Farah U.S.A., Inc. and
               Dimmit (excluding Schedules and Exhibits).(11)

    10.24  -   Amended and Restated Credit Agreement dated as of June 4, 1996 between Industries, the Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender and the other lender's party thereto.(12)

    10.25  -   Third Amendment to The Retirement Plan of Galey & Lord
               Industries, Inc. dated June 7, 1996.(13)*

    10.26  -   Sixth Amendment to The Savings and Profit Sharing Plan of Galey
               & Lord Industries, Inc. dated June 7, 1996.(13)*

    10.27  -   Seventh Amendment to The Savings and Profit Sharing Plan of Galey
               & Lord Industries, Inc. dated September 30, 1996.(13)*

    10.28  -   Amended and Restated Reimbursement and Security Agreement, dated as of June 4, 1996, among Galey & Lord Industries, Inc., Galey &
               Lord, Inc. and Wachovia Bank of North Carolina, N.A.(14)

    10.29  -   Amendment to Amended and Restated 1989 Stock Option Plan of the
               Company dated February 7, 1995.(15)*

    10.30  -   Amendment to Amended and Restated 1989 Stock Option Plan of the
               Company dated February 11, 1997.(15)*

    10.31  -   1996 Restricted Stock Plan of the Company.(16)*

                                  EXHIBIT INDEX

    EXHIBIT                                                           SEQUENTIAL
     NUMBER                             DESCRIPTION                     PAGE NO.
     ------                             -----------                     --------

    10.32  -   First Amendment to the Amended and Restated Credit Agreement
               dated May 13, 1997 between Galey & Lord Industries, Inc., the
               Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender.(16)

    10.33  -   Agreement, dated October 27, 1997, between Polymer Group, Inc.
               ("Polymer"), DT Acquisition, Inc. ("DTA") and the Company.(17)

    10.34  -   Amendment to the Agreement between Polymer, DTA and the Company, dated November 16, 1997.(17)

    10.35  -   Operating Agreement, dated December 19, 1997, between Polymer,
               DTA and the Company.(17)

    10.36  -   Credit Agreement dated as of December 19, 1997 among Galey &
               Lord Industries, Inc. ("Industries"), the Company, G&L Service
               Company, North America, Inc. ("Service Company") and First Union
               National Bank, as agent and lender, and the other lenders' party thereto.(17)

    10.37  -   Security Agreement dated as of December 19, 1997, among
               Industries, the Company, Service Company and First Union National
               Bank, as Collateral Agent.(17)

    10.38  -   Pledge Agreement dated as of December 19, 1997, among Industries, the Company, Service Company and First Union National Bank, as
               Collateral Agent.(17)

    10.39  -   Senior Subordinated Credit Agreement dated as of December 19,
               1997 among Industries, the Company and First Union Corporation, as agent and lender.(17)

    10.40  -   Master Separation Agreement, dated January 29, 1998, among the
               Company, Polymer, DTA, Dominion Textile, Inc. ("Dominion") and certain other parties thereto.(18)

    10.41  -   Credit Agreement dated as of January 29, 1998 among the Company,
               Industries, Service Company, Swift Textiles Inc. ("Textiles"),
               Swift Denim Services Inc. ("Denim") and First Union National
               Bank, as agent and lender, and the other lenders' party thereto.
               (18)

    10.42  -   Security Agreement dated as of January 29, 1998, among the
               Company, Industries, Service Company, Textiles, Denim and First
               Union National Bank, as Collateral Agent.(18)

    10.43  -   Pledge Agreement dated as of January 29, 1998, among the Company,
               Industries, Service Company, Textiles, Denim and First Union
               National bank, as Collateral Agent.(18)

                                  EXHIBIT INDEX

    EXHIBIT                                                           SEQUENTIAL
     NUMBER                             DESCRIPTION                     PAGE NO.
     ------                             -----------                     --------

    10.44  -   Foreign Subsidiary Pledge Agreement dated as of January 29, 1998, among the Company, certain of its subsidiaries party thereto and First Union National Bank, as Collateral Agent.(18)

    10.45  -   First Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among Industries, the Company and First Union
               Corporation, as agent and lender.(18)

    10.46  -   Second Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among the Company, Industries, Service
               Company, Textiles, Denim and First Union Corporation, as agent and lender.(18)

    10.47  -   Waiver, Release and First Amendment to the Credit Agreement dated
               March 19, 1998 among the Company, Industries, Service Company,
               Textiles, Denim and First Union National Bank, as agent and lender.(19)

    10.48  -   Second Amendment to the Credit Agreement dated March 27, 1998, among the Company, Industries, Service Company, Textiles, Denim and First Union Nation Bank, as agent and lender, and the other lenders' party thereto.(19)

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
               dated September 15, 1998, among the Company, Industries, Service
               Company, Textiles, Denim and First Union Nation Bank, as agent and lender, and the other lenders' party thereto.(24)

    10.55  -   Fourth Amendment to the Credit Agreement dated December 23, 1998, among the Company, Industries, Service Company, Textiles, Denim and First Union Nation Bank, as agent and lender, and the other lenders' party thereto.(24)

    10.56  -   Agreement dated April 29, 1996, between Dominion and John J.
               Heldrich.(24)*

    10.57 -    Galey & Lord, Inc. 1999 Stock Option Plan.(22)*

                                                   EXHIBIT INDEX

    EXHIBIT                                                           SEQUENTIAL
     NUMBER                         DESCRIPTION                         PAGE NO.
     ------                         -----------                         --------

    10.58 - Fifth Amendment to the Credit Agreement dated July 3, 1999 among the Company, Industries, Service Company, Textiles, Denim, Galey & Lord Properties, Inc., Swift Denim Properties, Inc. and First union National Bank, as agent and lender, and the other lenders' party thereto.(23)

    21     -   Subsidiaries of the Company.(24)

    23.1   -   Consent of Ernst & Young LLP.

    27     -   Financial Data Schedule

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

       (22) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 333-78809) dated May 19, 1999 and incorporated herein by reference.

       (23) Filed as an Exhibit to the Company's Form 8-K dated July 13, 1999 and incorporated herein by reference.

       (24) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended October 3, 1998 and incorporated herein by reference.

       * Management contract or compensatory plan or arrangement identified pursuant to item 14(a)3 of this report.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               GALEY & LORD, INC.

                                 (IN THOUSANDS)

------------------------------------------------------ -------------- -------------- -------------- ---------------- --------------
                       COL. A                             COL. B         COL. C         COL. D          COL. E          COL. F
------------------------------------------------------ -------------- -------------- -------------- ---------------- --------------
                                                                                ADDITIONS
                                                                                ---------
                                                        BALANCE AT     CHARGED TO     CHARGED TO                      BALANCE AT
                                                         BEGINNING      COSTS AND        OTHER        DEDUCTIONS-       END OF
                   CLASSIFICATION                        OF PERIOD      EXPENSES       ACCOUNTS       DESCRIBE(1)       PERIOD
------------------------------------------------------ -------------- -------------- -------------- ---------------- --------------

YEAR ENDED OCTOBER 2, 1999

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances............    $ 8,215          $ (320)      $  (308)       $ 1,056            $6,531
                                                         -------          -------      --------       -------            ------

           Totals....................................    $ 8,215          $ (320)      $  (308)       $ 1,056            $6,531
                                                         =======          =======      ========       =======            ======
YEAR ENDED OCTOBER 3, 1998

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances............    $4,687           $1,052       $5,433(2)      $ 2,957            $8,215
                                                         ------           ------       ------         -------            ------

           Totals....................................    $ 4,687          $1,052       $ 5,433        $ 2,957            $8,215
                                                         =======          ======       =======        =======            ======
YEAR ENDED SEPTEMBER 27, 1997

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances............    $ 1,434          $3,478       $     -        $   225            $4,687
                                                         -------          ------       -------        -------            ------

           Totals....................................    $ 1,434          $3,478       $     -        $   225            $4,687
                                                         =======          ======       =======        =======            ======

(1)Uncollectible accounts written off.
(2)Includes reserves for the Acquired Business as of the date of Acquisition.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                GALEY & LORD, INC.


December 30, 1999                                                               /s/ Arthur C. Wiener
-----------------                                                               --------------------------
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
/s/ Arthur C. Wiener                December 30, 1999            /s/ Michael R. Harmon                 December 30, 1999
-----------------------------------------------------            -------------------------------------------------------
Arthur C. Wiener                       Date                      Michael R. Harmon                        Date
Chairman of the Board                                            Executive Vice President,
and President (Principal Executive Officer)                      Chief Financial Officer (Principal Financial and
                                                                 Accounting Officer), Treasurer and Secretary

/s/ Michael T. Bradley              December 30, 1999            /s/ William M.R. Mapel                December 30, 1999
-----------------------------------------------------            -------------------------------------------------------
Michael T. Bradley                     Date                      William M.R. Mapel                       Date
Director                                                         Director


/s/ Paul G. Gillease                December 30, 1999
-----------------------------------------------------
Paul G. Gillease                       Date                      Stephen C. Sherrill                          Date
Director                                                         Director


/s/ William deR. Holt               December 30, 1999            /s/ David F. Thomas                   December 30, 1999
-----------------------------------------------------            -------------------------------------------------------
William deR. Holt                      Date                      David F. Thomas                              Date
Director                                                         Director


/s/ Howard S. Jacobs                December 30, 1999
-----------------------------------------------------
Howard S. Jacobs                         Date
Director