Form 10-Q
period 2000-01-01
GALEY & LORD INC
filed 2000-02-07
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 1, 2000
                               ---------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------ SECURITIES EXCHANGE ACT OF 1934


For the transition period from____________________ to _____________________


Commission File Number 0-20080
                       -------

                              GALEY & LORD, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
      -------------------------------              ----------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
----------------------------------------         -------------------
(Address of principal executive offices)               Zip Code


                                  212/465-3000
            --------------------------------------------------------
               Registrant's telephone number, including area code

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

Common Stock, $.01 Par Value - 11,918,399 shares as of February 2, 2000.

                                                       Exhibit Index at page 31

INDEX

                               GALEY & LORD, INC.



PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets --                                       3
         January 1, 2000, January 2, 1999,
         and October 2, 1999

         Consolidated Statements of Income --                                 4
         Three months ended January 1, 2000
         and January 2, 1999

         Consolidated Statements of Cash Flows --                             5
         Three months ended January 1, 2000 and
         January 2, 1999

         Notes to Consolidated Financial Statements --                     6-16
         January 1, 2000

Item 2.  Management's Discussion and Analysis of                          17-27
         Financial Condition and Results of
         Operations

Item 3.  Quantitative and Qualitative Disclosures About                      28
         Market Risk

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                   29

Item 2.  Changes in Securities                                               29

Item 3.  Defaults upon Senior Securities                                     29

Item 4.  Submission of Matters to a Vote of Security                         29
         Holders

Item 5.  Other Information                                                   29

Item 6.  Exhibits and Reports on Form 8-K                                    29


SIGNATURES                                                                   30
----------


EXHIBIT INDEX                                                                31
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                   JANUARY 1,   JANUARY 2,      OCTOBER 2,
                                                      2000         1999           1999
ASSETS                                            (Unaudited)   (Unaudited)        *
------                                            -----------   -----------    ----------
Current assets:
  Cash and cash equivalents                     $    13,717    $    15,716    $    14,300
  Trade accounts receivable                         160,414        181,145        176,547
  Sundry notes and accounts receivable                7,115         10,752          6,994
  Inventories                                       200,041        185,501        175,101
  Income taxes receivable                             7,832          3,590         10,586
  Deferred income taxes                              10,810         11,174         11,776
  Prepaid expenses and other current assets           4,182          5,024          4,773
                                                -----------    -----------    -----------

         Total current assets                       404,111        412,902        400,077

Property, plant and equipment, at cost              519,400        519,044        520,383
Less accumulated depreciation and
  amortization                                     (146,132)      (108,817)      (136,682)
                                                -----------    -----------    -----------
                                                    373,268        410,227        383,701

Investments in and advances to associated
  companies                                          24,382         24,653         22,966
Deferred charges, net                                14,787         15,849         15,437
Other non-current assets                              2,077          3,349          2,391
Intangibles, net                                    152,952        154,190        154,144
                                                -----------    -----------    -----------
                                                $   971,577    $ 1,021,170    $   978,716
                                                ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt             $     3,051    $     3,849    $     3,072
  Trade accounts payable                             63,440         58,645         63,288
  Accrued salaries and employee benefits             26,154         21,755         25,278
  Accrued liabilities                                29,007         46,918         32,931
  Income taxes payable                                2,521            497          4,790
                                                -----------    -----------    -----------

          Total current liabilities                 124,173        131,664        129,359

Long-term debt                                      665,027        671,929        658,051
Other long-term liabilities                          20,265         26,490         21,561
Deferred income taxes                                57,316         61,811         61,008

Stockholders' equity:
  Common stock                                          123            122            123
  Contributed capital in excess of par
    value                                            39,424         39,019         39,420
  Retained earnings                                  69,934         85,231         70,825
  Treasury stock, at cost                            (2,247)        (2,247)        (2,247)
  Accumulated other comprehensive income             (2,438)         7,151            616
                                                -----------    -----------    -----------

          Total stockholders' equity                104,796        129,276        108,737
                                                -----------    -----------    -----------
                                                $   971,577    $ 1,021,170    $   978,716
                                                ===========    ===========    ===========
*Condensed from audited financial statements.


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                     Three Months Ended
                                                   ----------------------
                                                   January 1,  January 2,
                                                       2000         1999
                                                   ---------    ---------
Net sales                                          $ 201,144    $ 246,035
Cost of sales                                        178,435      218,113
                                                   ---------    ---------
Gross profit                                          22,709       27,922
Selling, general and administrative expenses           9,270        7,899
Amortization of intangibles                            1,192        1,132
                                                   ---------    ---------
Operating income                                      12,247       18,891
Interest expense                                      15,853       14,956
Income from associated companies                      (1,777)      (1,315)
                                                   ---------    ---------
Income (loss) before income taxes                     (1,829)       5,250
Income tax expense (benefit):
   Current                                             1,877        2,090
   Deferred                                           (2,815)        (210)
                                                   ---------    ---------
Net income (loss)                                  $    (891)   $   3,370
                                                   =========    =========

Net income (loss) per common share:
Basic:
    Average common shares outstanding                 11,903       11,841

    Net income (loss) per common share - Basic     $    (.07)   $     .28
                                                   =========    =========
Diluted:
    Average common shares outstanding                 11,903       11,968
    Net income (loss) per common share - Diluted   $    (.07)   $     .28
                                                   =========    =========


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                    Three Months Ended
                                                                --------------------------
                                                                 January 1,  January 2,
                                                                    2000        1999
                                                                ---------------- ----------
Cash flows from operating activities:
  Net income (loss)                                              $   (891)   $  3,370
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation of property, plant and equipment                 10,080      10,643
     Amortization of intangible assets                              1,192       1,132
     Amortization of deferred charges                                 707         588
     Deferred income taxes                                         (2,815)       (210)
     Non-cash compensation                                              4          20
     (Gain)/loss on disposals of property, plant
       and equipment                                                    8        (187)
     Undistributed income from associated companies                (1,777)     (1,315)
  Changes in assets and liabilities:
     (Increase)/decrease in accounts receivable - net              15,174       1,588
     (Increase)/decrease in sundry notes & accounts receivable       (362)      1,351
     (Increase)/decrease in inventories                           (26,165)        386
     (Increase)/decrease in prepaid expenses and other
       current assets                                                 412        (712)
     (Increase)/decrease in other non current assets                  263        (280)
     (Decrease)/increase in accounts payable - trade                1,370      (7,433)
     (Decrease)/increase in accrued liabilities                    (2,317)        998
     (Decrease)/increase in income taxes payable                      680        (472)
     (Decrease)/increase in other long-term liabilities              (683)       (311)
                                                                 --------    --------

Net cash provided by (used in) operating activities                (5,120)      9,156

Cash flows from investing activities:
  Property, plant and equipment expenditures                       (3,271)     (7,440)
  Proceeds from sale of property, plant and equipment                  17       3,453
  Distributions received from associated companies                     --       2,972
  Other                                                               293         (97)
                                                                 --------    --------

Net cash provided by (used in) investing activities                (2,961)     (1,112)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                   6,500      (3,500)
  Principal payments on long-term debt                               (712)    (10,436)
  Issuance of long-term debt                                        1,936       2,830
  Increase in common stock                                             --          12
  Payment of bank fees and loan costs                                  --      (1,252)
                                                                 --------    --------

Net cash provided by (used in) financing activities                 7,724     (12,346)

Effect of exchange rate changes on cash and cash equivalents         (226)         72
                                                                 --------    --------

Net increase/(decrease) in cash and cash equivalents                 (583)     (4,230)

Cash and cash equivalents at beginning of period                   14,300      19,946
                                                                 --------    --------

Cash and cash equivalents at end of period                       $ 13,717    $ 15,716
                                                                 ========    ========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of January 1, 2000 and the results of operations and cash flows for the periods ended January 1, 2000 and January 2, 1999. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

NOTE B - INVENTORIES

The components of inventory at January 1, 2000, January 2, 1999, and October 2, 1999 consisted of the following (in thousands):

                                                               January 1,                January 2,               October 2,
                                                                 2000                     1999                    1999
                                                           -----------------        -----------------         --------------
   Raw materials                                           $          6,147         $         11,974          $        7,503
   Stock in process                                                  29,087                   29,456                  28,413
   Produced goods                                                   164,740                  146,114                 139,949
   Dyes, chemicals and supplies                                      11,715                   13,055                  11,050
                                                           ----------------         ----------------          --------------
                                                                    211,689                  200,599                 186,915
   Less LIFO and other reserves                                     (11,648)                 (15,098)                (11,814)
                                                           ----------------         ----------------          --------------
                                                           $        200,041         $        185,501          $      175,101
                                                           ================         ================          ==============

NOTE C - LONG-TERM DEBT

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with First Union National Bank ("FUNB"), as agent and lender and its syndicate of lenders. The amendment became effective as of July 3, 1999 (the "Amendment"). Under the Amendment, for the period beginning July 4, 1999 through February 15, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)


NOTE C - LONG-TERM DEBT (CONTINUED)

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

NOTE D - NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                       Quarters Ended
                                                 ------------------------
                                                  January 1,   January 2,
                                                    2000         1999
                                                 ----------   -----------

Numerator:
     Net income (loss)                            $   (891)   $  3,370
                                                  ========    ========

Denominator:
     Denominator for basic earnings per share -
       weighted average shares                      11,903      11,841
     Effect of dilutive securities:
       Stock options                                  --           127
                                                  --------    --------
     Diluted potential common shares
       denominator for diluted earnings per
       share - adjusted weighted average shares
       and assumed exercises                        11,903      11,968
                                                  ========    ========

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 874,499 shares and 246,849 shares of common stock were outstanding during the periods ended January 1, 2000 and January 2, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 15,000 shares of common stock were outstanding during the periods ended January 1, 2000 and January 2, 1999, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accountant Standards Board Statement No. 128, "Earnings Per Share". Vesting of

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)


NOTE D - NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

NOTE E - STOCKHOLDERS' EQUITY

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income and foreign currency translation adjustments. Total comprehensive income
(loss) for the quarters ended January 1, 2000 and January 2, 1999 was $(3.9) million and $1.4 million, respectively.

Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                                                     Accumulated
                          Current Year                                                                 Other
                          Comprehensive     Common      Contributed     Retained      Treasury      Comprehensive
                             Income          Stock        Capital       Earnings        Stock          Income         Total
                             ------          -----        -------       --------        -----          ------         -----
Balance at
  October 2, 1999                            $123         $39,420        $70,825       $(2,247)         $616     $  108,737

Compensation earned
  related to stock
  options                                       -               4              -             -             -              4

Comprehensive income:
  Net loss for
    January 1, 2000           $(891)            -               -           (891)            -             -           (891)
  Foreign currency
    translation
    adjustment               (3,054)            -               -              -             -        (3,054)        (3,054)
                             ------          ----         -------     ----------         ------      -------        -------
  Total comprehensive
    income                  $(3,945)
                            =======

Balance at
  January 1, 2000                         $   123         $39,424     $   69,934       $(2,247)      $(2,438)    $  104,796
                                          =======         =======     ==========       =======       =======     ==========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)


NOTE F - INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

                                                 Three months ended
                                     ----------------------------------------
                                         January 1,             January 2,
                                            2000                   1999
                                     -----------------      -----------------
Current tax provision:
     Federal                         $               -      $               -
     State                                          14                     18
     Foreign                                     1,863                  2,072
                                     -----------------      -----------------
Total current tax provision                      1,877                  2,090

Deferred tax provision:
     Federal                                    (4,071)                (1,175)
     State                                        (215)                   (76)
     Foreign                                     1,471                  1,041
                                     -----------------      -----------------
Total deferred tax provision                    (2,815)                  (210)
                                     -----------------      -----------------
Total provision for income taxes     $            (938)     $           1,880
                                     =================      =================

The Company's overall tax rate for the December quarter 1999 was approximately 51.3% as compared to 35.8% for the December quarter 1998. The difference from the statutory rate resulted primarily from changes in the relative amounts of domestic and foreign earnings in the December quarter 1999 as compared to the December quarter 1998. In the December quarter 1999, higher domestic losses are partially offset by foreign earnings.

At January 1, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $37.4 million. Of this amount, approximately $13.4 million will be carried back to recover federal taxes paid in prior years. Approximately $24 million will be carried forward to offset future taxable income and will expire in 2019 if unused. In addition, the Company has Italian NOLs of approximately $8.4 million that expire in fiscal 2000. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $32.2 million at January 1, 2000 will be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)



NOTE G - SEVERANCE CHARGE

During the June quarter 1999, the Company recognized a $1.8 million charge associated with the termination of 46 salaried employees. The charge was recorded as a component of selling, general and administrative expenses. All affected employees have been terminated with cash payments expected to be spread over a period not to exceed two years. At January 1, 2000, there remained a balance of $0.7 million which is equal to the expected future cash expenditures to such terminated employees.

NOTE H - SEGMENT INFORMATION

In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information", which was adopted by the Company during its September quarter 1999. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from previous accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company is principally organized around differences in products; however, one segment exists primarily due to geographic location. The business segments are managed separately and distribute products through different marketing channels.

The Company's operations are classified into four business segments: Galey & Lord Apparel, Swift Denim, Klopman International and Home Fashion Fabrics. Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel fabrics and garment packages. Swift Denim manufactures and markets a wide variety of denim products for apparel and non-apparel uses. Klopman International manufactures principally workwear and careerwear fabrics as well as woven sportswear apparel fabrics primarily for consumption in Europe. Home Fashion Fabrics manufactures and sells dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories as well as greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing.

The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses principally net interest expense and income taxes are excluded from the chief operating decision

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)


NOTE H - SEGMENT INFORMATION (CONTINUED)

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

Information about the Company's operations in its different industry segments for the three months ended January 1, 2000 and January 2, 1999 is as follows (in thousands):

                                                                                  Three Months Ended
                                                                       -----------------------------------------
                                                                            January 1,              January 2,
                                                                              2000                    1999
                                                                       -----------------      ------------------
   Net Sales to External Customers
       Galey & Lord Apparel                                             $         98,709       $         116,102
       Swift Denim                                                                63,665                  82,218
       Klopman International                                                      33,191                  38,984
       Home Fashion Fabrics                                                        5,579                   8,731
                                                                        ----------------       -----------------
       Consolidated                                                     $        201,144       $         246,035
                                                                        ================       =================

   Operating Income (Loss)
       Galey & Lord Apparel                                             $          5,496       $           8,572
       Swift Denim                                                                 4,069                   6,997
       Klopman International                                                       3,921                   2,556
       Home Fashion Fabrics                                                         (426)                    569
       Corporate                                                                    (813)                    197
                                                                        ----------------       -----------------
                                                                                  12,247                  18,891
   Interest expense                                                               15,853                  14,956
   Income from associated companies(1)                                            (1,777)                 (1,315)
                                                                        ----------------       -----------------
   Income (loss) before income taxes                                    $         (1,829)      $           5,250
                                                                        ================       =================

   Assets(2)
       Galey & Lord Apparel                                             $        333,876       $         340,304
       Swift Denim                                                               426,918                 433,302
       Klopman International                                                     128,456                 154,107
       Home Fashion Fabrics                                                       32,389                  35,094
       Corporate                                                                  49,938                  58,363
                                                                        ----------------       -----------------
                                                                        $        971,577       $       1,021,170
                                                                        ================       =================

   (1)Net of amortization of $153 and $174, respectively.
   (2)Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)



NOTE I - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                                                                           January 1, 2000
                                   ----------------------------------------------------------------------------------------------
                                                                            (in thousands)

                                                                              Non-
                                                       Guarantor            Guarantor
                                      Parent         Subsidiaries         Subsidiaries        Eliminations         Consolidated
                                      ------         ------------         ------------        ------------         ------------
Financial Position
------------------
Current assets:
   Trade accounts
     Receivable                     $         -     $      119,080      $       41,334      $                -   $        160,414
   Inventories                                -            160,271              40,587                    (817)           200,041
   Other current
     Assets                               3,191            101,929              21,783                 (83,247)            43,656
                                   ------------     --------------      --------------      ------------------   ----------------
       Total current
        Assets                            3,191            381,280             103,704                 (84,064)           404,111

Property, plant and
  equipment, net                              -            275,946              97,322                       -            373,268

Intangibles                                   -            152,952                   -                       -            152,952

Other assets                            857,886              8,857             107,418                (932,915)            41,246
                                   ------------     --------------      --------------      ------------------   ----------------
                                    $   861,077     $      819,035      $      308,444      $       (1,016,979)  $        971,577
                                    ===========     ==============      ==============      ==================   ================

Current liabilities:
   Trade accounts
     Payable                        $        25     $       39,758      $       23,657        $              -   $         63,440
   Accrued
     Liabilities                         24,481             17,021              13,016                     643             55,161
   Other current
     Liabilities                         85,667              2,145              11,729                 (93,969)             5,572
                                   ------------     --------------      --------------      ------------------   ----------------
       Total current
         Liabilities                    110,173             58,924              48,402                 (93,326)           124,173

Long-term debt                          644,056            682,968              10,066                (672,063)           665,027
Other non-current
  Liabilities                             2,052             66,213               9,068                     248             77,581

Stockholders' equity                    104,796             10,930             240,908                (251,838)           104,796
                                    -----------     --------------      --------------      ------------------   ----------------
                                    $   861,077     $      819,035      $      308,444      $       (1,016,979)  $        971,577
                                    ===========     ==============      ==============      ==================   ================

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)



NOTE I - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                         January 2, 1999
                                   ----------------------------------------------------------------------------------------------
                                                                            (in thousands)

                                                                              Non-
                                                       Guarantor            Guarantor
                                      Parent         Subsidiaries         Subsidiaries         Eliminations          Consolidated
                                      ------         ------------         ------------         ------------          ------------
Financial Position
------------------
Current assets:
   Trade accounts
     receivable                     $         -     $      129,325      $       51,820        $            -     $        181,145
   Inventories                                -            144,983              41,479                  (961)             185,501
   Other current
     assets                               4,547             67,407              23,922               (49,620)              46,256
                                   ------------     --------------      --------------        ---------------    ----------------
       Total current
        assets                            4,547            341,715             117,221               (50,581)             412,902

Property, plant and
  equipment, net                              -            295,704             114,523                     -              410,227

Intangibles                                   -            154,190                   -                     -              154,190

Other assets                            832,198              1,964              55,033              (845,344)              43,851
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   836,745     $      793,573      $      286,777        $     (895,925)    $      1,021,170
                                    ===========     ==============      ==============        ==============     ================

Current liabilities:
   Trade accounts
     payable                        $       601     $       33,114      $       24,930        $            -     $         58,645
   Accrued
     liabilities                         28,786             19,388              19,316                 1,183               68,673
   Other current
     liabilities                         17,702             25,646              29,351               (68,353)               4,346
                                   ------------     --------------      --------------        --------------     ----------------
       Total current
         liabilities                     47,089             78,148              73,597               (67,170)             131,664

Long-term debt                          652,563            598,413              11,603              (590,650)             671,929
Other non-current
  liabilities                             7,817             65,233              17,937                (2,686)              88,301

Stockholders' equity                    129,276             51,779             183,640              (235,419)             129,276
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   836,745     $      793,573      $      286,777        $     (895,925)    $      1,021,170
                                    ===========     ==============      ==============        ==============     ================


                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)

NOTE I - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                 Three Months Ended January 1, 2000
                                   ----------------------------------------------------------------------------------------------
                                                                                (in thousands)

                                                                               Non
                                                       Guarantor            Guarantor
                                     Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                     ------          ------------         ------------         ------------         ------------
Results of Operations
---------------------

Sales                               $         -     $     159,559        $      56,758       $    (15,173)         $     201,144

Gross profit                                 29            15,001                7,625                 54                 22,709

Operating income                           (417)            7,846                4,764                 54                 12,247

Interest expense,
  income taxes and
    other, net                           (1,744)           13,443                1,570               (131)                13,138

Net income (loss)                   $     1,327     $      (5,597)       $       3,194       $        185          $        (891)




                                                            Three Months Ended January 2, 1999
                                   ----------------------------------------------------------------------------------------------
                                                                           (in thousands)

                                                                               Non
                                                       Guarantor            Guarantor
                                     Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                     ------          ------------         ------------         ------------         ------------
Results of Operations
---------------------

Sales                               $      -        $     191,460        $      64,709       $    (10,134)         $     246,035

Gross profit                               -               20,088                7,809                 25                 27,922

Operating income                         133               13,506                5,227                 25                 18,891

Interest expense,
  income taxes and
    other, net                        (1,267)              14,496                2,798               (506)                15,521

Net income (loss)                   $  1,400        $        (990)       $       2,429       $        531          $       3,370


                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)

NOTE I - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                   Three Months Ended January 1, 2000
                                   -----------------------------------------------------------------------------------------------
                                                                             (in thousands)

                                                                                Non-
                                                         Guarantor            Guarantor
                                       Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                       ------          ------------         ------------         ------------         ------------
Cash Flows
----------
Cash provided by
  (used in) operating
  activities                        $    9,262        $     (16,788)       $       2,542       $       (136)         $      (5,120)

Cash provided by
  (used in) investing
  activities                             3,920               (2,660)              (1,306)            (2,915)                (2,961)

Cash provided by
  (used in) financing
  activities                           (13,130)              17,228                  575              3,051                  7,724

Effect of exchange
  rate change on cash
  and equivalents                            -                    -                 (226)                 -                   (226)
                                   -----------      ---------------      ---------------      -------------        ---------------

Net change in cash
  and cash equivalents                      52               (2,220)               1,585                  -                   (583)

Cash and cash
  equivalents at
  beginning of period                        -                6,089                8,211                  -                 14,300
                                   -----------      ---------------      ---------------      -------------        ---------------

Cash and cash
  equivalents at end
  of period                        $        52      $         3,869      $         9,796      $           -        $        13,717
                                   ===========      ===============      ===============      =============        ===============


                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000
                                   (UNAUDITED)

NOTE I - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                   Three Months Ended January 2, 1999
                                   -----------------------------------------------------------------------------------------------
                                                                                (in thousands)

                                                                                Non-
                                                         Guarantor            Guarantor
                                       Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                       ------          ------------         ------------         ------------         ------------
Cash Flows
----------

Cash provided by
  (used in) operating
  activities                        $   11,255        $       5,390        $      (9,081)      $      1,592          $       9,156

Cash provided by
  (used in) investing
  activities                               (11)              (6,487)               6,990             (1,604)                (1,112)

Cash provided by
  (used in) financing
  activities                           (11,267)               1,252               (2,343)                12                (12,346)

Effect of exchange
  rate change on cash
  and equivalents                            -                    -                   72                  -                     72
                                   -----------      ---------------      ---------------      -------------        ---------------

Net change in cash
  and cash equivalents                     (23)                 155               (4,362)                 -                 (4,230)

Cash and cash
  equivalents at
  beginning of period                      114                8,326               11,506                  -                 19,946
                                   -----------      ---------------      ---------------      -------------        ---------------

Cash and cash
  equivalents at end
  of period                        $        91      $         8,481      $         7,144      $           -        $        15,716
                                   ===========      ===============      ===============      =============        ===============


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the December quarter 1999, management began to see improvement from the conditions the Company experienced during fiscal year 1999 and especially the September quarter 1999. Additionally, the Company's December quarter 1999 results reflect the cost reduction efforts taken in fiscal 1999. Management continues to review each of its businesses' strategic position for the future in addition to continuous evaluations of opportunities to streamline operations and reduce costs.

The Company's operations are primarily classified into four operating segments:
(1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three month periods ended January 1, 2000 and January 2, 1999 for each segment are shown below:

                                                    Three Months Ended
                                          ------------------------------------
                                             January 1,            January 2,
                                                2000                  1999
                                          ----------------      --------------

                                                  (Amounts in thousands)

Net Sales per Segment
      Galey & Lord Apparel                  $      98,709       $      116,102
      Swift Denim                                  63,665               82,218
      Klopman International                        33,191               38,984
      Home Fashion Fabrics                          5,579                8,731
                                            -------------       --------------
      Total                                 $     201,144       $      246,035
                                            =============       ==============
Operating Income (Loss) Per Segment
      Galey & Lord Apparel                  $       5,496       $        8,572
      Swift Denim                                   4,069                6,997
      Klopman International                         3,921                2,556
      Home Fashion Fabrics                           (426)                 569
      Corporate                                      (813)                 197
                                            -------------       --------------
                                                   12,247               18,891
Interest expense                                   15,853               14,956
Income from associated companies                   (1,777)              (1,315)
                                            -------------       --------------
Income (loss) before income taxes           $      (1,829)      $        5,250
                                            =============       ==============

NET SALES

Net sales for the December quarter 1999 (first quarter of fiscal 2000) were $201.1 million as compared to $246.0 million for the December quarter 1998 (first quarter of fiscal 1999).

GALEY & LORD APPAREL Galey & Lord Apparel's net sales for the December quarter 1999 were $98.7 million, a $17.4 million decline as compared to the December quarter 1998's net sales of $116.1 million. The net sales decline was primarily attributable to a 15% decline in fabric sales volume, partially offset by a 21% increase in unit sales of garment packages. Overall, average selling prices declined approximately 1.9% principally due to changes in product mix.

SWIFT DENIM Swift Denim's net sales for the December quarter 1999 were $63.7 million as compared to $82.2 million in the December quarter 1998. The $18.5 million decrease was primarily attributable to a 15% decline in sales volume and a 4% decline in the sales price of denim fabrics with the remainder due to changes in product mix.

KLOPMAN INTERNATIONAL Klopman International's net sales for the December quarter 1999 were $33.2 million, a $5.8 million decline as compared to the December quarter 1998's net sales of $39.0 million. The decline was primarily attributable to a 12% decline in net sales due to exchange rate changes, a 6% decline in sales volume and a 3% decline in selling prices, partially offset by changes in product mix.

HOME FASHION FABRICS Net sales for Home Fashion Fabrics for December quarter 1999 were $5.6 million compared to $8.7 million for December quarter 1998. The $3.1 million decline in net sales primarily resulted from a 38% decline in volume from December quarter 1998 and lower selling prices, partially offset by favorable sales mix.

OPERATING INCOME

Operating income for the December quarter 1999 was $12.2 million as compared to $18.9 million for the December quarter 1998.

GALEY & LORD APPAREL Galey & Lord Apparel's operating income was $5.5 million for the December quarter 1999 as compared to $8.6 million for the December quarter 1998. The $3.1 million decline principally reflects the impact of $3.1 million related to lower volume in fabric sales, $2.6 million for changes in fabric price and product mix, continued start-up costs at the Company's Monclova, Mexico garment facility and a $0.3 million increase in selling, general and administrative expenses. These declines were partially offset by $2.9 million of improvement in raw material prices and manufacturing efficiencies.

SWIFT DENIM December quarter 1999 operating income for Swift Denim was $4.1 million, a $2.9 million decline as compared to the December quarter 1998 operating income of $7.0 million. The decline in Swift Denim's operating income principally reflects $1.6 million related to the impact of lower sales volume, $3.4 million related to declines in selling prices and $2.4 million related to changes in product mix, partially offset by $2.7 million in improved fixed cost absorption.

KLOPMAN INTERNATIONAL Klopman International's operating income in the December quarter 1999 increased $1.3 million to $3.9 million as compared to the December quarter 1998's operating income of $2.6 million. The increase principally reflects a $1.2 million improvement in manufacturing efficiencies, $1.1 million related to product mix changes and $0.2 million in lower selling, general and administrative expenses, partially offset by $1.5 million related to the impact of lower selling prices and sales volume.

HOME FASHION FABRICS Home Fashion Fabrics reported an operating loss for the December quarter 1999 of $0.4 million as compared to operating income for the December quarter 1998 of $0.6 million. The decrease in operating income was principally due to the lower sales volume and selling prices discussed above. In addition, selling, general and administrative expenses were $0.2 million higher in December quarter 1999 due to bad debt recoveries in December quarter 1998.

CORPORATE The corporate segment reported an operating loss for the December quarter 1999 of $0.8 million as compared to operating income for the December quarter 1998 of $0.2 million. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies. In addition to the on-going administrative expenses, during the December quarter 1999, the corporate segment recorded a $0.3 million foreign currency exchange loss on its loan to an associated company and $0.2 million of additional expense related to the Company's July 13, 1999 amendment of its Senior Credit Facility.

INCOME FROM ASSOCIATED COMPANIES

Income from associated companies was $1.8 million in the December quarter 1999 as compared to $1.3 million in the December quarter 1998. The income represents amounts from several joint venture interest that manufacture and sell denim products.

INTEREST EXPENSE

Interest expense was $15.9 million for the December quarter 1999 compared to $15.0 million for the December quarter 1998. The increase in interest expense was primarily due to higher interest rates paid by the Company as a result of increased spreads over LIBOR due to the July 13, 1999 amendment of the Senior Credit Facility (as defined herein) and higher prime and LIBOR base rates in the December quarter 1999 as compared to the December quarter 1998. These increases were partially offset by lower average debt balances in the December quarter 1999 as compared to the December quarter 1998. The average interest paid by the Company on its bank debt in the December quarter 1999 was 9.3% as compared to 8.5% in the December quarter 1998.

INCOME TAXES

The Company's overall tax rate for the December quarter 1999 was approximately 51.3% as compared to 35.8% for the December quarter 1998. The difference from the statutory rate resulted primarily from changes in the relative amounts of domestic and foreign earnings in the December quarter 1999 as compared to the December quarter 1998. In the December quarter 1999, higher domestic losses are partially offset by foreign earnings.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

The net loss for the December quarter 1999 was $0.9 million or $.07 per common share, compared to net income for the December quarter 1998 of $3.4 million or $.28 per common share.

ORDER BACKLOG

The Company's order backlog at January 1, 2000 was $145.4 million, a 13.8% decrease from the January 2, 1999 backlog of $168.7 million. Many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that as this trend continues amongst its customers, order backlogs will decline and may not provide as meaningful information in regards to the Company's future sales as in the past.

LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries had cash and cash equivalents totaling $13.7 million and $15.7 million at January 1, 2000 and January 2, 1999, respectively. The Company had a total of $65.4 million of borrowing availability under its Senior Credit Facility at January 1, 2000.

During the December quarter 1999, the Company primarily utilized its available cash and amount available under its Senior Credit Facility to fund the Company's operating and investing requirements.

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

Under the Senior Credit Facility (as amended by the Amendment), for the period beginning July 4, 1999 through February 15, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either
(i) (a) the greater of the prime rate or the federal funds rate plus .50% plus
(b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% or (B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or (ii) LIBOR plus a margin of 3.75%. In addition, pursuant to the Amendment, the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduces the remaining quarterly principal payments. In addition, the Company and each of its domestic subsidiaries granted the lenders, as additional collateral, a lien on all real property owned in the United States.

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

The Company was in full compliance with all of its lenders' covenants as of January 1, 2000.

SENIOR SUBORDINATED DEBT

On February 24, 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes"). Net proceeds from the offering of $289.3 million (net of Initial Purchaser's discount and offering expenses), were used to repay (i) $275.0 million principal amount of Bridge Financing (as defined herein) borrowings under a Senior Subordinated Credit Agreement incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein).

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

TAX MATTERS

At January 1, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $37.4 million. Of this amount, approximately $13.4 million will be carried back to recover federal taxes paid in prior years. Approximately $24 million will be carried forward to offset future taxable income and will expire in 2019 if unused. In addition, the Company has Italian NOLs of approximately $8.4 million that expire in fiscal 2000. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $32.2 million at January 1, 2000 will be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

OTHER

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998 with the Pension Benefit Guaranty Corporation ("PBGC"), the Company will provide $5.0 million additional funding to three defined benefit pension plans previously sponsored by Dominion, $3.0 million of which was paid at the closing of the Acquisition, $1.0 million was paid in the March quarter 1999 and the remaining $1.0 million is to be paid in the March quarter 2000. The Pension Funding Agreement also gives the PBGC a priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, either (i) the pension plans are fully funded for two consecutive years or (ii) the Company receives an investment grade rating on its debt.


The Company expects to spend approximately $17.4 million for capital expenditures in fiscal 2000, of which $3.3 million was spent in the December quarter 1999. The Company anticipates that approximately $3.0 million will be used to increase the Company's capacity while the remaining $14.4 million will be used to maintain existing capacity.

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

YEAR 2000 COMPLIANCE

Historically many computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may have been unable to distinguish properly between the Year 1900 and the Year 2000. This would result in system failures or data corruption for the Company, its customers or suppliers which could cause disruptions of operations.

The Company developed a comprehensive plan to address Year 2000 issues. As part of the plan, the Company selected teams to identify, evaluate and implement remediation efforts aimed at bringing the Company's information technology and non-information technology systems into Year 2000 compliance prior to December 31, 1999. The Company's remediation efforts were successful and, accordingly, the Company experienced no interruption in its' business systems.

The total cost of the Company's Year 2000 assessment and remediation efforts has not been material to the Company's results of operations or liquidity. The total expenditures in the December quarter 1999 to complete the remediation of the Company's Year 2000 issues, inclusive of its ongoing systems initiatives, was $0.2 million. The capitalization or expense of the foregoing expenditures will be determined using current authoritative guidance.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, weather-related delays, general economic conditions and other risks and uncertainties that may be detailed herein or in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company's market risk sensitive instruments by major category at October 2, 1999 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

FOREIGN CURRENCY EXPOSURES

The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. Foreign currency options and forward contracts and natural offsets are used to hedge against the earnings effects of such fluctuations. As of January 1, 2000, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

COTTON COMMODITY EXPOSURES

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of January 1, 2000 would have a negative impact of approximately $7.0 million.

INTEREST RATE EXPOSURES

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The fair values of the agreements are not materially different from the notional values as of January 1, 2000.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term assets and commitments. These short-term assets and commitments principally relate to accounts receivable and trade payable positions and fixed asset purchase obligations. Unrealized gains and losses related to outstanding forward exchange contracts at January 1, 2000 are not material.

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



                                                   Galey & Lord, Inc.
                                              -------------------------
                                                      (Registrant)




                                              /s/Michael R. Harmon
                                              -------------------------
                                              Michael R. Harmon
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer), Treasurer
                                              and Secretary



February 7, 2000
----------------
     Date

                                  EXHIBIT INDEX

Exhibit                                                                                   Sequential
Number       Description                                                                    Page No.
-------      -----------                                                                  ----------

27           Financial Data Schedule
