Form 10-Q
period 2000-04-01
GALEY & LORD INC
filed 2000-05-11
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000
                               -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------- SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------   -----------------------

Commission File Number 0-20080
                       -------

                              GALEY & LORD, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
      -------------------------------            ---------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
----------------------------------------         ---------------------
(Address of principal executive offices)               Zip Code

                                  212/465-3000
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

Common Stock, $.01 Par Value - 11,960,754 shares as of May 8, 2000.

                                                        Exhibit Index at page 36

INDEX

                               GALEY & LORD, INC.


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets --                                 3
               April 1, 2000, April 3, 1999,
               and October 2, 1999

               Consolidated Statements of Income --                           4
               Three months and Six months ended April 1, 2000
               and April 3, 1999

               Consolidated Statements of Cash Flows --                       5
               Six months ended April 1, 2000 and
               April 3, 1999

               Notes to Consolidated Financial Statements --               6-17
               April 1, 2000

Item 2.        Management's Discussion and Analysis of                    18-32
               Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative Disclosures About                33
               Market Risk

PART II.  OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings                                             34

Item 2.        Changes in Securities                                         34

Item 3.        Defaults upon Senior Securities                               34

Item 4.        Submission of Matters to a Vote of Security                   34
               Holders

Item 5         Other Information                                             34

Item 6.        Exhibits and Reports on Form 8 - K                            34

SIGNATURES                                                                   35
----------


EXHIBIT INDEX                                                                36
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                          APRIL 1,            APRIL 3,              OCTOBER 2,
                                                                            2000                1999                  1999
ASSETS                                                                   (Unaudited)         (Unaudited)                *
------                                                                   -----------         -----------            ----------
Current assets:
  Cash and cash equivalents                                          $     20,135        $      9,576          $      14,300
  Trade accounts receivable                                               193,462             183,875                176,547
  Sundry notes and accounts receivable                                      7,229               4,182                  6,994
  Inventories                                                             193,356             181,411                175,101
  Income taxes receivable                                                   8,507               4,463                 10,586
  Deferred income taxes                                                    10,135              14,310                 11,776
  Prepaid expenses and other current assets                                 3,393               3,076                  4,773
                                                                    --------------     ---------------      -----------------
         Total current assets                                             436,217             400,893                400,077

Property, plant and equipment, at cost                                    519,052             511,481                520,383
Less accumulated depreciation and
  amortization                                                           (155,292)           (117,514)              (136,682)
                                                                   ----------------   ----------------     ------------------
                                                                          363,760             393,967                383,701

Investments in and advances to associated
  companies                                                                24,766              25,334                 22,966
Deferred charges, net                                                      14,289              15,192                 15,437
Other non-current assets                                                    1,950               1,333                  2,391
Intangibles, net                                                          151,760             157,626                154,144
                                                                   ----------------   ----------------     ------------------
                                                                   $      992,742     $       994,345       $        978,716
                                                                   ================   ================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                                $        3,056     $         3,607       $          3,072
  Trade accounts payable                                                   64,095              59,557                 63,288
  Accrued salaries and employee benefits                                   26,145              23,615                 25,278
  Accrued liabilities                                                      29,803              34,787                 32,931
  Income taxes payable                                                      2,194               1,349                  4,790
                                                                 ----------------    ----------------     ------------------
          Total current liabilities                                       125,293             122,915                129,359

Long-term debt                                                            689,634             665,484                658,051
Other long-term liabilities                                                19,805              23,797                 21,561
Deferred income taxes                                                      57,148              59,703                 61,008

Stockholders' equity:
  Common stock                                                                124                 122                    123
  Contributed capital in excess of par value                               39,552              39,087                 39,420
  Retained earnings                                                        70,136              84,125                 70,825
  Treasury stock, at cost                                                  (2,247)             (2,247)                (2,247)
  Accumulated other comprehensive income                                   (6,703)              1,359                    616
                                                                 ----------------    ----------------     ------------------
          Total stockholders' equity                                      100,862             122,446                108,737
                                                                 ----------------    ----------------     ------------------
                                                                   $      992,742     $       994,345       $        978,716
                                                                 ================    ================     ==================
*Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                                   Three Months Ended                         Six Months Ended
                                                       ----------------------------------------  ---------------------------------
                                                            April 1,          April 3,             April 1,           April 3,
                                                              2000              1999                 2000               1999
                                                       ---------------    --------------       --------------       --------------
Net sales                                            $      251,000       $      237,433       $      452,144       $      483,468
Cost of sales                                               226,552              215,227              404,987              433,340
                                                     --------------       --------------       --------------       --------------
Gross profit                                                 24,448               22,206               47,157               50,128
Selling, general and
   administrative expenses                                    7,951                8,932               17,221               16,831
Amortization of intangibles                                   1,192                1,285                2,384                2,417
                                                     --------------       --------------       --------------       --------------
Operating income                                             15,305               11,989               27,552               30,880
Interest expense                                             16,627               15,219               32,480               30,175
Income from associated companies                             (1,688)              (1,112)              (3,465)              (2,427)
                                                     --------------       --------------       --------------       --------------
Income (loss) before income taxes                               366               (2,118)              (1,463)               3,132
Income tax expense (benefit):
   Current                                                     (897)                (318)                 980                1,772
   Deferred                                                   1,061                 (694)              (1,754)                (904)
                                                     --------------       --------------       --------------       --------------
Net income (loss)                                    $          202       $       (1,106)      $         (689)      $        2,264
                                                     ==============       ==============       ==============       ==============

Net income (loss) per common
   share:
Basic:
   Average common shares
      outstanding                                            11,942               11,875               11,922               11,858

    Net income (loss) per common
      share - Basic                                  $          .02       $         (.09)      $         (.06)      $          .19
                                                     ==============       ==============       ==============       ==============
Diluted:
   Average common shares
      outstanding                                            11,952               11,875               11,922               11,964
   Net income (loss) per common
      share - Diluted                                $          .02       $         (.09)      $         (.06)      $          .19
                                                     ==============       ==============       ==============       ==============


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                                    Six Months Ended
                                                                                             -----------------------------
                                                                                               April 1,         April 3,
                                                                                                 2000             1999
                                                                                             ---------------- ------------
Cash flows from operating activities:
  Net income (loss)                                                                           $   (689)         $   2,264
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation of property, plant and equipment                                               20,238            20,839
     Amortization of intangible assets                                                            2,384             2,417
     Amortization of deferred charges                                                             1,414             1,216
     Deferred income taxes                                                                       (1,754)             (904)
     Non-cash compensation                                                                          133                76
     (Gain)/loss on disposals of property, plant
       and equipment                                                                                267              (229)
     Undistributed income from associated companies                                              (3,465)           (2,427)
  Changes in assets and liabilities:
     (Increase)/decrease in accounts receivable - net                                           (19,166)           (3,042)
     (Increase)/decrease in sundry notes & accounts receivable                                     (680)            7,584
     (Increase)/decrease in inventories                                                         (20,835)            2,660
     (Increase)/decrease in prepaid expenses and other
       current assets                                                                             1,068             1,078
     (Increase)/decrease in other non-current assets                                                352                25
     (Decrease)/increase in accounts payable - trade                                              2,858            (4,907)
     (Decrease)/increase in accrued liabilities                                                  (1,038)           (7,965)
     (Decrease)/increase in income taxes payable                                                   (807)             (513)
     (Decrease)/increase in other long-term liabilities                                            (681)             (395)
                                                                                             ----------       -----------

Net cash provided by (used in) operating activities                                             (20,401)           17,777

Cash flows from investing activities:
  Property, plant and equipment expenditures                                                     (7,453)          (16,886)
  Proceeds from sale of property, plant and equipment                                                21             3,853
  Distributions received from associated companies                                                1,072             2,874
  Other                                                                                              97               510
                                                                                             ----------       -----------

Net cash provided by (used in) investing activities                                              (6,263)           (9,649)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                                                35,700            (4,100)
  Principal payments on long-term debt                                                           (2,665)          (13,026)
  Increase in common stock                                                                            -                24
  Payment of bank fees and loan costs                                                              (100)           (1,185)
                                                                                             ----------       -----------

Net cash provided by (used in) financing activities                                              32,935           (18,287)

Effect of exchange rate changes on cash and cash equivalents                                       (436)             (211)
                                                                                               ----------      ------------

Net increase/(decrease) in cash and cash equivalents                                              5,835           (10,370)

Cash and cash equivalents at beginning of period                                                 14,300            19,946
                                                                                              ----------       -----------

Cash and cash equivalents at end of period                                                    $  20,135         $   9,576
                                                                                              ==========       ===========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of April 1, 2000 and the results of operations and cash flows for the periods ended April 1, 2000 and April 3, 1999. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

NOTE B - INVENTORIES

The components of inventory at April 1, 2000, April 3, 1999, and October 2, 1999 consisted of the following (in thousands):

                                                                April 1,                 April 3,                October 2,
                                                                  2000                     1999                     1999
                                                           -----------------        -----------------       ------------------
   Raw materials                                           $      5,763             $      10,122            $       7,503
   Stock in process                                              31,312                    28,355                   28,413
   Produced goods                                               154,261                   144,090                  139,949
   Dyes, chemicals and supplies                                  11,283                    11,592                   11,050
                                                           --------------             -------------            -------------
                                                                202,619                   194,159                  186,915
   Less LIFO and other reserves                                  (9,263)                  (12,748)                 (11,814)
                                                           --------------             -------------            -------------
                                                           $    193,356             $     181,411            $     175,101
                                                           ==============             =============            =============

NOTE C - LONG-TERM DEBT

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with First Union National Bank ("FUNB"), as agent and lender and its syndicate of lenders. The amendment became effective as of July 3, 1999 (the "Amendment"). Under the Amendment, for the period beginning July 4, 1999 through February 15, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bear interest at a

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

NOTE C - LONG-TERM DEBT (CONTINUED)

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

NOTE D - NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                     Three Months Ended                Six Months Ended
                                               ------------------------------     ---------------------------
                                                 April 1,          April 3,        April 1,         April 3,
                                                   2000              1999            2000             1999
                                               ----------        ------------     ----------       ----------
Numerator:
     Net income (loss)                         $      202        $     (1,106)    $     (689)      $    (2,264)
                                               ==========        ============     ==========       ===========

Denominator:
     Denominator for basic earnings per
        share                                      11,942              11,875         11,922            11,858
          share - weighted average shares
     Effect of dilutive securities:
        Stock options                                  10                   -              -               106
                                               ----------        ------------     ----------       -----------
     Diluted potential common shares
        denominator for diluted earnings
        per share - adjusted weighted
        average shares and assumed
        exercises                                  11,952               11,875        11,922            11,964
                                               ==========        =============    ==========       ===========

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 875,598 shares and 880,299 shares of common stock were outstanding during the three months ended April 1, 2000 and April 3, 1999, respectively, and options to purchase 941,748 and 561,649 shares of common stock were outstanding during the six months ended April 1, 2000 and April 3, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 15,000 shares of common stock were outstanding during the three and six months ended April 1, 2000 and April 3, 1999 but were not included in the

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

NOTE D - NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accountant Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

NOTE E - STOCKHOLDERS' EQUITY

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income and foreign currency translation adjustments. Total comprehensive income
(loss) for the three and six months ended April 1, 2000 was $(4.1) million and $(8.0) million, respectively, and for the three and six months ended April 3, 1999 was $(6.9) million and $(5.5) million, respectively.

Activity in Stockholders' Equity is as follows (in thousands):

                                                                                                     Accumulated
                          Current Year                                                                  Other
                          Comprehensive     Common      Contributed     Retained      Treasury      Comprehensive
                          Income(Loss)       Stock        Capital       Earnings        Stock          Income         Total
                          ------------       -----        -------       --------        -----          ------         -----
Balance at
  October 2, 1999                          $   123     $    39,420    $   70,825    $   (2,247)    $      616    $   108,737

Issuance of 57,839
  shares of Restricted
  Common Stock                                   1             119             -             -              -            120

Compensation earned
  related to stock
  options                                        -              13             -             -              -             13

Comprehensive
  income(loss):
  Net loss for six
    months ended
    April 1, 2000          $     (689)           -               -          (689)            -              -           (689)
  Foreign currency
    translation
    adjustment
                               (7,319)           -               -             -             -         (7,319)        (7,319)
                           -----------   ----------   -------------   ----------    -----------   -----------         -------
  Total comprehensive
    Income(loss)           $   (8,008)
                           ==========

Balance at
  April 1, 2000                            $   124     $    39,552    $   70,136   $    (2,247)    $   (6,703)    $  100,862
                                           =======     ===========    ==========   ===========    ==========     ===========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

NOTE F - INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

                                                          Three Months Ended           Six Months Ended
                                                      -------------------------   ------------------------
                                                        April 1,      April 3,      April 1,      April 3,
                                                          2000          1999          2000          1999
                                                      -----------   -----------   ------------   ---------
Current tax provision:
     Federal                                          $         -   $         -    $         -   $       -
     State                                                     40            16             54          34
     Foreign                                                 (937)         (334)           926       1,738
                                                      -----------   -----------    -----------   ---------
Total current tax provision                                  (897)         (318)           980       1,772

Deferred tax provision:
     Federal                                                 (213)       (1,916)        (4,284)     (3,091)
     State                                                    (61)         (122)          (276)       (198)
     Foreign                                                1,335         1,344          2,806       2,385
                                                      -----------   -----------    -----------   ---------
Total deferred tax provision                                1,061          (694)        (1,754)       (904)
                                                      -----------   -----------    -----------   ---------
Total provision for income taxes                      $       164   $    (1,012)   $      (774)  $     868
                                                      ===========   ===========    ===========   =========

The Company's overall tax rate for the three and six months ended April 1, 2000 was approximately 44.8% and 52.9%, respectively, as compared to 47.8% and 27.7% for the three and six months ended April 3, 1999, respectively. The difference from the statutory rate resulted primarily from changes in the relative amounts of domestic and foreign earnings in the March quarter 2000 and the first six months of fiscal 2000 as compared to the March quarter 1999 and the first six months of fiscal 1999. In both the March quarter 2000 and the first six months of fiscal 2000, domestic losses were offset by higher foreign earnings.

At April 1, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $37.4 million. Of this amount, approximately $13.4 million will be carried back to recover federal taxes paid in prior years. Approximately $24 million will be carried forward to offset future taxable income and will expire in 2019 if unused. In addition, the Company has Italian NOLs of approximately $8.4 million that expire in fiscal 2000. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $30.9 million at April 1, 2000 will be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

NOTE G - SEVERANCE CHARGE

During the June quarter 1999, the Company recognized a $1.8 million charge associated with the termination of 46 salaried employees. The charge was recorded as a component of selling, general and administrative expenses. All affected employees have been terminated with cash payments expected to be spread over a period not to exceed two years. At April 1, 2000, there remained a balance of $0.4 million which is equal to the expected future cash expenditures to such terminated employees.

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

NOTE H - SEGMENT INFORMATION (CONTINUED)

makers' assessment of segment performance. Accordingly, such expenses have not been allocated to segment results. The corporate segment's operating income
(loss) represents principally the administrative expenses from the Company's various holding companies. Additionally, the corporate segment assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

Information about the Company's operations in its different industry segments for the three and six months ended April 1, 2000 and April 3, 1999 is as follows (in thousands):

                                                                  Three Months Ended                         Six Months Ended
                                                     ----------------------------------------    ----------------------------------
                                                            April 1,             April 3,             April 1,           April 3,
                                                              2000                 1999                2000                1999
                                                     -------------------    -----------------    -----------------    -------------
   Net Sales to External Customers
       Galey & Lord Apparel                             $       117,170      $       122,960     $       215,879      $     239,062
       Swift Denim                                               91,878               65,653             155,543            147,871
       Klopman International                                     35,498               40,038              68,689             79,022
       Home Fashion Fabrics                                       6,454                8,782              12,033             17,513
                                                        ---------------      ---------------     ---------------      -------------
       Consolidated                                     $       251,000      $       237,433     $       452,144      $     483,468
                                                        ===============      ===============     ===============      =============

   Operating Income (Loss)
       Galey & Lord Apparel                             $        10,596      $         8,089     $        16,092      $      16,661
       Swift Denim                                                1,451                 (239)              5,520              6,758
       Klopman International                                      3,507                4,266               7,428              6,822
       Home Fashion Fabrics                                         (87)                 (24)               (513)                94
       Corporate                                                   (162)                (103)               (975)               545
                                                        ---------------      ---------------     ---------------      -------------
                                                                 15,305               11,989              27,552             30,880
   Interest expense                                              16,627               15,219              32,480             30,175
   Income from associated
       companies(1)                                              (1,688)              (1,112)             (3,465)            (2,427)
                                                        ---------------      ---------------     ---------------      -------------
   Income (loss) before income
       taxes                                            $           366      $        (2,118)    $        (1,463)     $       3,132
                                                        ===============      ===============     ===============      =============

                                                                      April 1,                                 April 3,
                                                                        2000                                     1999
                                                                ----------------                            --------------
   Assets(2)
       Galey & Lord Apparel                                      $       347,640                            $     348,670
       Swift Denim                                                       440,570                                  427,067
       Klopman International                                             122,382                                  138,751
       Home Fashion Fabrics                                               34,689                                   33,738
       Corporate                                                          48,996                                   46,119
                                                                 ---------------                            -------------
                                                                 $       994,277                            $     994,345
                                                                 ===============                            =============

(1)Net of amortization of $145, $166, $298 and $340, respectively.
(2)Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)


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

                                                                            April 1, 2000
                                   ----------------------------------------------------------------------------------------------
                                                                            (in thousands)

                                                                              Non-
                                                       Guarantor            Guarantor
                                      Parent         Subsidiaries         Subsidiaries           Eliminations        Consolidated
                                      ------         ------------         ------------           ------------        ------------
Financial Position
------------------
Current assets:
   Trade accounts
     receivable                     $         -     $      149,240      $       44,222      $                -   $        193,462
   Inventories                                -            154,535              39,525                    (704)           193,356
   Other current
     assets                               2,837            120,162              25,320                 (98,920)            49,399
                                   ------------     --------------      --------------      ------------------   ----------------
       Total current
        assets                            2,837            423,937             109,067                 (99,624)           436,217

Property, plant and
  equipment, net                              -            271,068              92,692                       -            363,760

Intangibles                                   -            151,760                   -                       -            151,760

Other assets                            893,626              7,473             107,732                (967,826)            41,005
                                   ------------     --------------      --------------      ------------------   ----------------
                                    $   896,463     $      854,238      $      309,491      $       (1,067,450)  $        992,742
                                    ===========     ==============      ==============      ==================   ================

Current liabilities:
   Trade accounts
     payable                        $       125     $       41,324      $       22,646        $              -   $         64,095
   Accrued
     liabilities                         19,835             18,278              17,852                     (17)            55,948
   Other current
     liabilities                        100,937              5,668               9,045                (110,400)             5,250
                                   ------------     --------------      --------------      ------------------   ----------------
       Total current
         liabilities                    120,897             65,270              49,543                (110,417)           125,293


Long-term debt                          672,454            720,863              10,160                (713,843)           689,634
Other non-current
  liabilities                             2,250             63,542               8,037                   3,124             76,953

Stockholders' equity                    100,862              4,563             241,751                (246,314)           100,862
                                   ------------     --------------      --------------      ------------------   ----------------
                                    $   896,463     $      854,238      $      309,491      $       (1,067,450)  $        992,742
                                    ===========     ==============      ==============      ==================   ================

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)


NOTE I - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                            April 3, 1999
                                   ----------------------------------------------------------------------------------------------
                                                                            (in thousands)

                                                                              Non-
                                                       Guarantor            Guarantor
                                      Parent         Subsidiaries         Subsidiaries         Eliminations           Consolidated
                                      ------         ------------         ------------         ------------           ------------
Financial Position
------------------
Current assets:
   Trade accounts
     receivable                     $         -     $      134,920      $       48,955        $            -     $        183,875
   Inventories                                -            140,830              43,016                (2,435)             181,411
   Other current
     assets                               3,694             83,740              17,818               (69,645)              35,607
                                   ------------     --------------      --------------        --------------     ----------------
       Total current
        assets                            3,694            359,490             109,789               (72,080)             400,893

Property, plant and
  equipment, net                              -            288,859             105,108                     -              393,967

Intangibles                                   -            157,626                   -                     -              157,626

Other assets                            833,738             14,736              55,218              (861,833)              41,859
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   837,432     $      820,711      $      270,115        $     (933,913)    $        994,345
                                    ===========     ==============      ==============        ==============     ================

Current liabilities:
   Trade accounts
     payable                        $         -     $       36,072      $       25,065        $       (1,580)    $         59,557
   Accrued
     liabilities                         21,847             21,695              14,466                   394               58,402
   Other current
     liabilities                         35,396             27,235              30,983               (88,658)               4,956
                                   ------------     --------------      --------------        --------------     ----------------
       Total current
         liabilities                     57,243             85,002              70,514               (89,844)             122,915


Long-term debt                          651,338            616,702               6,455              (609,011)             665,484
Other non-current
  liabilities                             6,405             69,304              16,049                (8,258)              83,500

Stockholders' equity                    122,446             49,703             177,097              (226,800)             122,446
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   837,432     $      820,711      $      270,115        $     (933,913)    $        994,345
                                    ===========     ==============      ==============        ==============     ================

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)





NOTE I - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                      Three Months Ended April 1, 2000
                                       --------------------------------------------------------------------------------------------
                                                                                (in thousands)

                                                                                   Non-
                                                            Guarantor            Guarantor
                                          Parent          Subsidiaries         Subsidiaries         Eliminations       Consolidated
                                          ------          ------------         ------------         ------------       ------------
Results of Operations
---------------------

Sales                                    $         -     $     203,679        $      68,205       $      (20,884)      $     251,000

Gross profit                                     (29)           16,541                7,825                  111              24,448

Operating income                                 (98)           10,166                5,126                  111              15,305

Interest expense,
  income taxes and
    other, net                                (2,106)           15,011                1,589                  609              15,103

Net income (loss)                        $     2,008     $      (4,845)       $       3,537       $         (498)      $         202




                                                                     Six Months Ended April 1, 2000
                                       -------------------------------------------------------------------------------------------
                                                                                (in thousands)

                                                                                   Non-
                                                            Guarantor            Guarantor
                                          Parent          Subsidiaries         Subsidiaries           Eliminations    Consolidated
                                          ------          ------------         ------------           ------------    ------------
Results of Operations
---------------------
Sales                                    $         -     $     363,238        $     124,963       $      (36,057)     $     452,144

Gross profit                                       -            31,542               15,450                  165             47,157

Operating income                                (515)           18,012                9,890                  165             27,552

Interest expense,
  income taxes and
    other, net                                (3,850)           28,454                3,159                  478             28,241

Net income (loss)                        $     3,335     $     (10,442)       $       6,731       $         (313)     $        (689)

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

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


                                                                     Six Months Ended April 3, 1999
                                       -------------------------------------------------------------------------------------------
                                                                                (in thousands)

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

NOTE I - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


                                                                        Six Months Ended April 1, 2000
                                        ------------------------------------------------------------------------------------------
                                                                              (in thousands)

                                                                                   Non-
                                                            Guarantor            Guarantor
                                          Parent          Subsidiaries         Subsidiaries         Eliminations        Consolidated
                                          ------          ------------         ------------         ------------        ------------
Cash Flows
----------
Cash provided by
  (used in) operating
  activities                           $    7,540        $     (35,096)       $       7,954       $       (799)       $     (20,401)

Cash provided by
  (used in) investing
  activities                               (1,124)              (6,017)                  69                809               (6,263)

Cash provided by
  (used in) financing
  activities                               (6,369)              39,889                 (575)               (10)              32,935

Effect of exchange
  rate change on cash
  and equivalents                               -                    -                 (436)                 -                 (436)
                                      -----------      ---------------      ---------------      -------------      ---------------

Net change in cash
  and cash equivalents                         47               (1,224)               7,012                  -                5,835

Cash and cash
  equivalents at
  beginning of period                           -                6,126                8,174                  -               14,300
                                      -----------      ---------------      ---------------      -------------      ---------------

Cash and cash
  equivalents at end
  of period                           $        47      $         4,902      $        15,186      $           -      $        20,135
                                      ===========      ===============      ===============      =============      ===============

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (UNAUDITED)

NOTE I - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                         Six Months Ended April 3, 1999
                                        ------------------------------------------------------------------------------------------
                                                                                (in thousands)

                                                                                   Non-
                                                            Guarantor            Guarantor
                                          Parent          Subsidiaries         Subsidiaries         Eliminations       Consolidated
                                          ------          ------------         ------------         ------------       ------------
Cash Flows
----------
Cash provided by
  (used in) operating
  activities                           $    1,379        $      13,266        $         (91)      $      3,223       $      17,777

Cash provided by
  (used in) investing
  activities                                7,798              (18,513)               5,755             (4,689)             (9,649)

Cash provided by
  (used in) financing
  activities                               (9,200)                 650              (11,203)             1,466             (18,287)

Effect of exchange
  rate change on cash
  and equivalents                               -                    -                 (211)                 -                (211)
                                      -----------      ---------------      ---------------      -------------     ---------------

Net change in cash
  and cash equivalents                        (23)              (4,597)              (5,750)                 -             (10,370)

Cash and cash
  equivalents at
  beginning of period                         114                8,326               11,506                  -              19,946
                                      -----------      ---------------      ---------------      -------------     ---------------

Cash and cash
  equivalents at end
  of period                           $        91      $         3,729      $         5,756      $           -     $         9,576
                                      ===========      ===============      ===============      =============     ===============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the March quarter 2000, management continued to see improvement from the conditions the Company experienced during fiscal year 1999. The Company's March quarter 2000 results, while reflecting lower selling prices, are reflecting positive sales volume trends, lower raw material prices and the cost reduction efforts taken in fiscal 1999. Management continues to review each of its businesses' strategic positions for the future in addition to continuous evaluations of opportunities to streamline operations and reduce costs. Management anticipates that the June quarter 2000 will continue to show year over year and quarter over quarter improvements.

The Company's operations are primarily classified into four operating segments:
(1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three month and six month periods ended April 1, 2000 and April 3, 1999 for each segment are shown below:

                                                                     Three Months Ended                   Six Months Ended
                                                              -------------------------------     ----------------------------
                                                                 April 1,         April 3,           April 1,       April 3,
                                                                   2000             1999               2000               1999
                                                              -------------     -------------     -------------     ----------
                                                                                    (Amounts in thousands)
Net Sales per Segment
      Galey & Lord Apparel                                   $      117,170     $     122,960    $      215,879     $     239,062
      Swift Denim                                                    91,878            65,653           155,543           147,871
      Klopman International                                          35,498            40,038            68,689            79,022
      Home Fashion Fabrics                                            6,454             8,782            12,033            17,513
                                                             --------------     -------------    --------------     -------------
      Total                                                  $      251,000     $     237,433    $      452,144     $     483,468
                                                             ==============     =============    ==============     =============
Operating Income (Loss) Per Segment
      Galey & Lord Apparel                                   $       10,596     $       8,089    $       16,092     $      16,661
      Swift Denim                                                     1,451              (239)            5,520             6,758
      Klopman International                                           3,507             4,266             7,428             6,822
      Home Fashion Fabrics                                              (87)              (24)             (513)               94
      Corporate                                                        (162)             (103)             (975)              545
                                                             --------------     -------------    --------------     -------------
                                                                     15,305            11,989            27,552            30,880
Interest expense                                                     16,627            15,219            32,480            30,175
Income from associated companies                                     (1,688)           (1,112)           (3,465)           (2,427)
                                                             --------------     -------------    --------------     -------------
Income (loss) before income taxes                            $          366     $      (2,118)   $       (1,463)    $       3,132
                                                             ==============     =============    ==============     =============

MARCH QUARTER 2000 COMPARED TO MARCH QUARTER 1999

NET SALES

Net sales for the March quarter 2000 (second quarter of fiscal 2000) were $251.0 million as compared to $237.4 million for the March quarter 1999 (second quarter of fiscal 1999).

GALEY & LORD APPAREL Galey & Lord Apparel's net sales for the March quarter 2000 were $117.2 million, a $5.8 million decline as compared to the March quarter 1999 net sales of $123.0 million. The net sales decline was primarily attributable to a 4% decline in fabric sales volume, partially offset by a 67% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's new Monclova, Mexico garment facility which is continuing to increase production. Overall, average selling prices, inclusive of product mix changes, declined approximately 5%.

SWIFT DENIM Swift Denim's net sales for the March quarter 2000 were $91.9 million as compared to $65.7 million in the March quarter 1999. The $26.2 million increase was primarily attributable to a 44% increase in sales volume and a favorable change in product mix, partially offset by a 5% decline in the sales price of denim fabrics.

KLOPMAN INTERNATIONAL Klopman International's net sales for the March quarter 2000 were $35.5 million, a $4.5 million decline as compared to the March quarter 1999 net sales of $40.0 million. The decline was primarily attributable to a 12% decline in net sales due to exchange rate changes used in translation and a 3% decline in selling prices, partially offset by foreign currency transaction exchange gains on sales not denominated in Euros.

HOME FASHION FABRICS Net sales for Home Fashion Fabrics for the March quarter 2000 were $6.5 million compared to $8.8 million for the March quarter 1999. The $2.3 million decline in net sales primarily resulted from a 34% decline in volume from March quarter 1999 and lower selling prices, partially offset by favorable product mix.

OPERATING INCOME

Operating income for the March quarter 2000 was $15.3 million as compared to $12.0 million for the March quarter 1999.

GALEY & LORD APPAREL Galey & Lord Apparel's operating income was $10.6 million for the March quarter 2000 as compared to $8.1 million for the March quarter 1999. The $2.5 million increase principally reflects the impact of $4.4 million of lower raw material price variances and $0.7 million in improvement in the Company's garment production facilities in Mexico, partially offset by $1.0 million in lower volume and $4.6 million in lower selling prices. While the Company's garment facilities have shown improvement in the current quarter, the Company expects to continue to incur start-up costs at the Company's new Monclova, Mexico garment facility until it reaches full production.

SWIFT DENIM March quarter 2000 operating income for Swift Denim was $1.5 million, a $1.7 million increase as compared to the March quarter 1999 operating loss of $0.2 million. The increase in Swift Denim's operating income principally reflects $3.0 million related to the impact of higher sales volume and changes in product mix, $1.1 million in improved manufacturing variances associated with reduced fixed costs spending and absorption and $0.7 million in lower selling, general and administrative expenses, partially offset by $3.5 million related to declines in selling prices. Lower cotton prices in the March quarter 2000 have been offset by premiums paid on purchased yarns.

KLOPMAN INTERNATIONAL Klopman International's operating income in the March quarter 2000 decreased $0.8 million to $3.5 million as compared to the March quarter 1999 operating income of $4.3 million. The decrease principally reflects $1.2 million related to the impact of lower selling prices, partially offset by $0.7 million related to product mix changes and foreign exchange gains on sales not denominated in Euros. In addition, Klopman International's results were negatively impacted $0.7 million by foreign currency translation due to the weakness of the Euro against the US Dollar.

HOME FASHION FABRICS Home Fashion Fabrics reported an operating loss for the March quarter 2000 of $87 thousand as compared to an operating loss for the March quarter 1999 of $24 thousand. The decrease in operating income was principally due to the lower sales volume and selling prices discussed above.

CORPORATE The corporate segment reported an operating loss for the March quarter 2000 of $0.2 million as compared to an operating loss for the March quarter 1999 of $0.1 million. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies.

INCOME FROM ASSOCIATED COMPANIES

Income from associated companies was $1.7 million in the March quarter 2000 as compared to $1.1 million in the March quarter 1999. The income represents amounts from several joint venture interests that manufacture and sell denim products.

INTEREST EXPENSE

Interest expense was $16.6 million for the March quarter 2000 compared to $15.2 million for the March quarter 1999. The increase in interest expense was primarily due to higher interest rates paid by the Company as a result of increased spreads over LIBOR due to the July 13, 1999 amendment of the Senior Credit Facility (as defined herein), higher prime and LIBOR base rates in the March quarter 2000 as compared to the March quarter 1999 and higher average debt balances in the March quarter 2000 as compared to the March quarter 1999. The average interest rate paid by the Company on its bank debt in the March quarter 2000 was 9.2% per annum as compared to 8.6% per annum in the March quarter 1999.

INCOME TAXES

The Company's overall tax rate for the March quarter 2000 was approximately 44.8% as compared to 47.8% for the March quarter 1999. The difference from the statutory rate resulted primarily from changes in the relative amounts of domestic and foreign earnings in the March quarter 2000 as compared to the March quarter 1999. In the March quarter 2000, higher domestic losses were partially offset by foreign earnings.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

Net income for the March quarter 2000 was $0.2 million or $.02 per common share, compared to a net loss for the March quarter 1999 of $1.1 million or $.09 per common share.

FIRST SIX MONTHS OF FISCAL 2000 COMPARED TO FIRST SIX MONTHS
OF FISCAL 1999

NET SALES

Net sales for the first six months of fiscal 2000 were $452.1 million as compared to $483.5 million for the first six months of fiscal 1999.

GALEY & LORD APPAREL Galey & Lord Apparel's net sales for the first six months of fiscal 2000 were $215.9 million, a $23.2 million decline over the first six months of fiscal 1999 net sales of $239.1 million. The net sales decline was primarily attributable to a 9% decline in fabric sales volume, partially offset by a 45% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's new Monclova, Mexico garment facility which is continuing to increase production. Overall, average selling prices, inclusive of product mix changes, declined approximately 3%.

SWIFT DENIM Swift Denim's net sales for the first six months of fiscal 2000 were $155.5 million as compared to $147.9 million in the first six months of fiscal 1999. The $7.6 million increase was primarily attributable to a 11% increase in sales volume, partially offset by a 5% decline in the sales price of denim fabrics and by changes in product mix.

KLOPMAN INTERNATIONAL Klopman International's net sales for the first six months of fiscal 2000 were $68.7 million, a $10.3 million decline as compared to the first six months of fiscal 1999 net sales of $79.0 million. The decline was primarily attributable to a 12% decline in net sales due to exchange rate changes, a 2% decline in sales volume and a 3% decline in selling prices, partially offset by changes in product mix.

HOME FASHION FABRICS Net sales for Home Fashion Fabrics for the first six months of fiscal 2000 were $12.0 million compared to $17.5 million for March quarter 1999. The $5.5 million decline in net sales primarily resulted from a 35% decline in volume from the first six months of fiscal 1999 and lower selling prices, partially offset by favorable manufacturing variances and improvement in product mix.

OPERATING INCOME

Operating income for the first six months of fiscal 2000 was $27.6 million as compared to $30.9 million for the first six months of fiscal 1999.

GALEY & LORD APPAREL Galey & Lord Apparel's operating income was $16.1 million for the first six months of fiscal 2000 as compared to $16.7 million for the first six months of fiscal 1999. The $0.6 million decrease principally reflects $4.1 million of lower volume, $7.0 million of lower selling prices and continued start-up costs at the Company's new Monclova, Mexico garment facility, partially offset by the impact of $7.4 million of lower raw material price variances.

SWIFT DENIM The first six months of fiscal 2000 operating income for Swift Denim was $5.5 million, a $1.3 million decline as compared to the first six months of fiscal 1999 operating income of $6.8 million. The decline in Swift Denim's operating income principally reflects $6.9 million related to declines in selling prices, $2.0 million related to changes in product mix and $1.1 million of increased raw material prices principally due to premiums paid on purchased yarns, partially offset by $7.2 million in improved manufacturing variances associated with reduced fixed cost spending and absorption and $1.0 million related to the impact of higher sales volume. Additionally, selling, general and administrative expenses were $0.7 million lower.

KLOPMAN INTERNATIONAL Klopman International's operating income in the first six months of fiscal 2000 increased $0.6 million to $7.4 million as compared to the first six months of fiscal 1999 operating income of $6.8 million. The increase principally reflects a $0.7 million improvement in manufacturing efficiencies, $1.1 million related to product mix changes and $0.2 million in lower selling, general and administrative expenses, partially offset by $2.7 million related to the impact of lower selling prices and sales volume. In addition, Klopman's results were negatively impacted $1.0 million by foreign currency translation due to the weakness of the Euro to the US Dollar.

HOME FASHION FABRICS Home Fashion Fabrics reported an operating loss for the first six months of fiscal 2000 of $0.5 million as compared to operating income for the first six months of fiscal 1999 of $0.1 million. The decrease in operating income was principally due to the lower sales volume and selling prices discussed above, partially offset by favorable manufacturing variances and improvement in product mix.

CORPORATE The corporate segment reported an operating loss for the first six months of fiscal 2000 of $1.0 million as compared to operating income for the first six months of fiscal 1999 of $0.6 million. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies. In addition to the on-going administrative expenses, during the first six months of fiscal 2000, the corporate segment recorded a $0.3 million foreign currency exchange loss on its loan to an associated company and $0.2 million of additional expense related to the Company's July 13, 1999 amendment of its Senior Credit Facility.

INCOME FROM ASSOCIATED COMPANIES

Income from associated companies was $3.5 million in the first six months of fiscal 2000 as compared to $2.4 million in the first six months of fiscal 1999. The income represents amounts from several joint venture interests that manufacture and sell denim products.

INTEREST EXPENSE

Interest expense was $32.5 million for the first six months of fiscal 2000 compared to $30.2 million for the first six months of fiscal 1999. The increase in interest expense was primarily due to higher interest rates paid by the Company as a result of increased spreads over LIBOR due to the July 13, 1999 amendment of the Senior Credit Facility (as defined herein) and higher prime and LIBOR base rates in the March quarter 2000 as compared to the March quarter 1999. These increases were partially offset by lower average debt balances in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. The average interest rate paid by the Company on its bank debt in the first six months of fiscal 2000 was 9.2% per annum as compared to 8.5% per annum in the first six months of fiscal 1999.

INCOME TAXES

The Company's overall tax rate for the first six months of fiscal 2000 was approximately 52.9% as compared to 27.7% for the first six months of fiscal 1999. The difference from the statutory rate resulted primarily from changes in the relative amounts of domestic and foreign earnings in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. In the first six months of fiscal 2000, higher domestic losses were partially offset by foreign earnings.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

The net loss for the first six months of fiscal 2000 was $0.7 million or $.06 per common share, compared to net income for the first six months of fiscal 1999 of $2.3 million or $.19 per common share.

ORDER BACKLOG

The Company's order backlog at April 1, 2000 was $194.1 million, a 16.7% increase from the April 3, 1999 backlog of $166.3 million. Many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that as a result of its customers shortening lead times, order backlogs do not provide as meaningful information in regards to the Company's future sales as in the past.

LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries had cash and cash equivalents totaling $20.1 million and $9.6 million at April 1, 2000 and April 3, 1999, respectively. The Company had a total of $38.1 million of revolving credit borrowing availability under its Senior Credit Facility at April 1, 2000.

The Company, during the first quarter of fiscal 2000, increased its investment in inventory in anticipation of higher volumes of certain products during the March, June and September quarters. The March quarter net sales met management's expectations and partially reduced the Company's investment in inventory. Based on current order patterns, June quarter net sales should also meet management's expectations. Accordingly, the Company expects inventory at the end of June and September will be lower than the current level.

During the March quarter 2000, the Company primarily utilized its available cash and revolving credit borrowings under its Senior Credit Facility to fund the Company's operating and investing requirements.

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

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with FUNB, as agent and lender and its syndicate of lenders. The amendment, which became effective as of July 3, 1999 (the "Amendment"), replaced the Adjusted Leverage Ratio covenant (as defined in the Amendment) with a minimum EBITDA covenant (as defined in the Amendment) until the Company's December quarter 2000, replaced the Consolidated Net Worth covenant with a Consolidated Retained Earnings covenant (both as defined in the Amendment), waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the Amendment) until the Company's December quarter 2000 and modified the Company's covenant related to capital expenditures.

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

The Company was in full compliance with all of its lenders' covenants as of April 1, 2000.

SENIOR SUBORDINATED DEBT

On February 24, 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes"). Net proceeds from the offering of $289.3 million (net of Initial Purchaser's discount and offering expenses), were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein).

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

TAX MATTERS

At April 1, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $37.4 million. Of this amount, approximately $13.4 million will be carried back to recover federal taxes paid in prior years. Approximately $24 million will be carried forward to offset future taxable income and will expire in 2019 if unused. In addition, the Company has Italian NOLs of approximately $8.4 million that expire in fiscal 2000. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of

$30.9 million at April 1, 2000 will be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

OTHER

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998 with the Pension Benefit Guaranty Corporation ("PBGC"), the Company was obligated to provide $5.0 million of additional funding to three defined benefit pension plans previously sponsored by Dominion Textile, Inc., $3.0 million of which was paid at the closing of the Acquisition, $1.0 million was paid in the March quarter 1999 and the remaining $1.0 million was paid in the March quarter 2000. The Pension Funding Agreement also gives the PBGC a priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, if either (i) the pension plans are fully funded for two consecutive years or (ii) the Company receives an investment grade rating on its debt.

The Company expects to spend approximately $21.3 million for capital expenditures in fiscal 2000, of which $7.5 million was spent in the first six months of fiscal 2000. The Company anticipates that approximately $3.0 million will be used to increase the Company's capacity while the remaining $14.4 million will be used to maintain existing capacity.

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

The total cost of the Company's Year 2000 assessment and remediation efforts has not been material to the Company's results of operations or liquidity. The total expenditures in the first six months of fiscal 2000 to complete the remediation of the Company's Year 2000 issues, inclusive of its ongoing systems initiatives, was $0.2 million. The capitalization or expense of the foregoing expenditures has been determined using current authoritative guidance.

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

As contemplated by the Company's Euro conversion plan, invoicing of products in both local currencies and Euro began January 1, 1999. The conversion of the Company's financial reporting and information systems will be completed during the Company's 2000 fiscal year. The Company believes that the Euro conversion will be completed prior to the beginning of its 2001 fiscal year and that the costs related to the conversion will not be material to the Company's operating results or liquidity although no assurances can be made in this regard.

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

RECENT DEVELOPMENTS

The Company has agreed in principle to the basic terms of a joint venture (the "Joint Venture") in Mexico pursuant to which the Company will receive an equity interest in a newly formed Mexican entity which will simultaneously acquire an existing denim manufacturing business (the "Existing Business") from a group which includes the Company's partner in the Joint Venture. The Existing Business is a "state-of-the-art" denim fabric factory built within the past three years. To date the Company has not entered into a definitive agreement with respect to the Joint Venture and there can be no assurance that the Company will enter into a definitive agreement and consummate the Joint Venture.

Since the North American Free Trade Agreement ("NAFTA") was enacted in 1994, some U.S. denim fabric producers as well as many jeans sewing factories have established operations in Mexico. The advantages of moving denim fabric production to Mexico include:

o FAVORABLE TRADE POLICIES. NAFTA allows denim fabric and apparel made in Mexico to enter the U.S. quota and duty free.

o LOWER LABOR RATES. Mexico's importance to the U.S. textile and apparel industry has been enhanced by the abundance of lower-cost labor in Mexico. With the average wages in Mexico only approximately 18% of those in the U.S. textile industry, Mexico presents an attractive alternative to domestic production for many textile and apparel manufacturers.

o FAVORABLE LOCATION. Mexico's proximity to the U.S. is a key factor in the growing interest of textile and apparel manufacturers in locating manufacturing facilities in Mexico. Not only do Mexican denim producers have an advantage over Asian manufacturers who are trying to import to the U.S. but they also have the advantage of being close to many U.S. jeans producers who have relocated sewing operations to Mexico.

o HEDGE AGAINST REMOVAL OF QUOTAS IN 2005. The lower cost of denim fabric production and jeans apparel production in Mexico helps to mitigate the impact of U.S. quotas being removed in 2005.

Driven by these advantages, annual trade in textiles and apparel between the U.S. and Mexico has reached $14.6 billion in 1998, more than triple the $4.1 billion figure from 1993. Due to the higher labor content of their products, apparel producers were among the first to take advantage of Mexico's lower labor rates. Some basic denim fabric manufacturers have followed apparel manufacturers in moving manufacturing operations to Mexico to be closer to their customers and lower labor costs.

The Company believes the proposed Joint Venture will enable it to:

o LOWER OUR RISK OF ENTERING MEXICO. The Joint Venture will enable the Company to enter Mexico to manufacture denim, with a partner with an existing denim manufacturing business, who has local expertise in everything from hiring and communication with the work force to dealing with legal and governmental and regulatory issues. In addition, the Company's joint venture partner is already operating its modern manufacturing facilities profitably, which eliminates a major risk inherent in building a new manufacturing facility.

o ACCELERATE OUR MOVE INTO MEXICO AT A LOWER CAPITAL COST. The Joint Venture will provide the Company with a two-year head start in establishing a denim manufacturing facility in Mexico. It would take the Company two years to build a new manufacturing facility in Mexico. Also, building a new facility would require capital expenditures and interest expense all during the two-year construction period as well as significant start-up cost in the first year of operations. With the Joint Venture the Company will invest in and start with a business that is already profitable.

o LOWER FABRIC COST PER YARD. The Joint Venture will enable the Company to produce some basic denim fabric, which is unprofitable in our U.S. manufacturing facilities, in Mexico. Due to the lower cost of production of the Joint Venture, the Company will be able to produce such basic denim fabric profitably which the Company believes will enable it to maintain its market share in all price points of denim fabric.

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

FOREIGN CURRENCY EXPOSURES

The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. Foreign currency options and forward contracts and natural offsets are used to hedge against the earnings effects of such fluctuations. As of April 1, 2000, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

COTTON COMMODITY EXPOSURES

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of April 1, 2000 would have a negative impact of approximately $5.7 million.

INTEREST RATE EXPOSURES

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The fair values of the agreements are not materially different from the notional values as of April 1, 2000.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term assets and commitments. These short-term assets and commitments principally relate to accounts receivable and trade payable positions and fixed asset purchase obligations. Unrealized gains and losses related to outstanding forward exchange contracts at April 1, 2000 are not material.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings (not applicable)

Item 2.  Changes in Securities and Use of Proceeds (not applicable)

Item 3.  Defaults Upon Senior Securities (not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders

                  The following summarizes the votes at the Annual Meeting of the Company's Stockholders held on February 8, 2000.

                                                                                                                       Broker
                                                                                                                       ------
                   Matter                           For            Against         Withheld         Abstentions      Non-Votes
                   ------                           ---            -------         --------         -----------      ---------
1.   Election of Directors:
     Arthur Wiener                               9,345,792            -             86,871               -               -
     Michael T. Bradley                          9,346,482            -             86,181               -               -
     Paul G. Gillease                            9,346,142            -             86,521               -               -
     William deR. Holt                           9,346,482            -             86,181               -               -
     Howard S. Jacobs                            9,263,442            -            169,221               -               -
     William M.R. Mapel                          9,346,482            -             86,181               -               -
     Stephen C. Sherrill                         9,346,542            -             86,121               -               -

2. Ratification of selection of Ernst & Young LLP as independent auditors for the 2000 fiscal year.

                                                                                                                      Broker
                                                                                                                      ------
                                                    For            Against         Withheld         Abstentions      Non-Votes
                                                    ---            -------         --------         -----------      ---------
                                                 9,423,563          8,850              -                250              -

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



                                                     Galey & Lord, Inc.
                                                  -------------------------
                                                       (Registrant)




                                                  /s/ Michael R. Harmon
                                                  ---------------------
                                                  Michael R. Harmon
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer), Treasurer
                                                  and Secretary




May 11, 2000
------------
    Date

                                  EXHIBIT INDEX


Exhibit                                                            Sequential
Number            Description                                       Page No.
-------           -----------                                     ----------


10.59             Amended and Restated Retirement Plan for
                  Employees of Galey & Lord, Inc.

10.60             Amended and Restated Galey & Lord Retirement
                  Savings Plan (401(k))

27                Financial Data Schedule