Form 10-Q
period 2000-07-01
GALEY & LORD INC
filed 2000-08-02
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000
                               ------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------- SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -----------------------       -------------------

Commission File Number 0-20080
                       -------

                              GALEY & LORD, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
      -------------------------------            --------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                       10018
----------------------------------------         ----------------
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

Common Stock, $.01 Par Value - 11,960,754 shares as of July 26, 2000.

                                                        Exhibit Index at page 36

INDEX

                               GALEY & LORD, INC.


                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets --                                                         3
               July 1, 2000, July 3, 1999,
               and October 2, 1999

               Consolidated Statements of Income --                                                   4
               Three months and Nine months ended July 1, 2000
               and July 3, 1999

               Consolidated Statements of Cash Flows --                                               5
               Nine months ended July 1, 2000 and
               July 3, 1999

               Notes to Consolidated Financial Statements --                                       6-17
               July 1, 2000

Item 2.        Management's Discussion and Analysis of                                            18-32
               Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative Disclosures About                                        33
               Market Risk

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                                                     34

Item 2.        Changes in Securities                                                                 34

Item 3.        Defaults upon Senior Securities                                                       34

Item 4.        Submission of Matters to a Vote of Security                                           34
               Holders

Item 5         Other Information                                                                     34

Item 6.        Exhibits and Reports on Form 8 - K                                                    34

SIGNATURES                                                                                           35


EXHIBIT INDEX                                                                                        36

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)



                                                                           July 1,             July 3,              October 2,
                                                                            2000                1999                 1999
ASSETS                                                                   (Unaudited)         (Unaudited)                *
------                                                                   -----------         -----------       -----------------
Current assets:
  Cash and cash equivalents                                         $         19,302    $         29,691       $         14,300
  Trade accounts receivable                                                  204,450             192,659                176,547
  Sundry notes and accounts receivable                                         7,069               6,016                  6,994
  Inventories                                                                177,046             169,418                175,101
  Income taxes receivable                                                      6,144              10,986                 10,586
  Deferred income taxes                                                       12,710              10,152                 11,776
  Prepaid expenses and other current assets                                    4,147               4,272                  4,773
                                                                    ----------------    ----------------       ----------------

         Total current assets                                                430,868             423,194                400,077

Property, plant and equipment, at cost                                       521,506             514,380                520,383
Less accumulated depreciation and
  amortization                                                              (164,379)           (126,951)              (136,682)
                                                                      ----------------   ----------------       ----------------
                                                                             357,127             387,429                383,701

Investments in and advances to associated
  companies                                                                   25,187              24,681                 22,966
Deferred charges, net                                                         13,599              14,632                 15,437
Other non-current assets                                                       1,675               1,727                  2,391
Intangibles, net                                                             150,568             155,372                154,144
                                                                      --------------    ----------------       ----------------
                                                                      $      979,024   $       1,007,035       $        978,716
                                                                      ==============    ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                 $          3,064    $          3,099       $          3,072
  Trade accounts payable                                                      61,971              53,989                 63,288
  Accrued salaries and employee benefits                                      24,452              23,714                 25,278
  Accrued liabilities                                                         41,378              43,333                 32,931
  Income taxes payable                                                         2,326               1,566                  4,790
                                                                    ----------------    ----------------       ----------------

          Total current liabilities                                          133,191             125,701                129,359

Long-term debt                                                               665,993             687,387                658,051
Other long-term liabilities                                                   19,799              24,266                 21,561
Deferred income taxes                                                         58,094              55,932                 61,008

Stockholders' equity:
  Common stock                                                                   124                 122                    123
  Contributed capital in excess of par value                                  39,651              39,211                 39,420
  Retained earnings                                                           72,642              78,245                 70,825
  Treasury stock, at cost                                                     (2,247)             (2,247)                (2,247)
  Accumulated other comprehensive income                                      (8,223)             (1,582)                   616
                                                                    ----------------    ----------------       ----------------

          Total stockholders' equity                                         101,947             113,749                108,737
                                                                    ----------------    ----------------       ----------------
                                                                    $        979,024    $      1,007,035       $        978,716
                                                                    ================    ================       ================

*Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                            Three Months Ended                         Nine Months Ended
                                                ----------------------------------------  -------------------------------------
                                                      July 1,              July 3,              July 1,              July 3,
                                                       2000                 1999                 2000                 1999
                                                ------------------     --------------       --------------       --------------
Net sales                                         $      262,243       $      249,476       $      714,387       $      732,944
Cost of sales                                            231,731              234,369              636,718              667,709
                                                  --------------       --------------       --------------       --------------
Gross profit                                              30,512               15,107               77,669               65,235
Selling, general and
       administrative expenses                             9,960                8,599               27,181               25,430
Amortization of intangibles                                1,192                1,217                3,576                3,634
                                                  --------------       --------------       --------------       --------------
Operating income                                          19,360                5,291               46,912               36,171
Interest expense
                                                          16,850               15,081               49,330               45,256
Income from associated companies
                                                          (1,549)              (1,082)              (5,014)              (3,509)
                                                  --------------       --------------       --------------       --------------
Income (loss) before income taxes                          4,059               (8,708)               2,596               (5,576)
Income tax expense (benefit):
   Current                                                 3,066               (3,043)               4,046               (1,271)
   Deferred                                               (1,513)                 215               (3,267)                (689)
                                                  --------------       --------------       --------------       --------------
Net income (loss)                                 $        2,506       $       (5,880)      $        1,817       $       (3,616)
                                                  ==============       ==============       ==============       ==============

Net income (loss) per common
        share:
Basic:
    Average common shares
        outstanding                                       11,961               11,903                11,935              11,873

    Net income (loss) per common
            share - Basic                         $          .21       $         (.49)      $           .15      $         (.30)
                                                  ==============       ==============       ===============      ==============

Diluted:
    Average common shares
          outstanding                                     11,979               11,903                11,949              11,873
    Net income (loss) per common
            share - Diluted                       $          .21       $         (.49)              $ .15                $ (.30)
                                                  ==============       ==============       ===============      ==============

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                                      Nine Months Ended
                                                                                             -------------------------------
                                                                                                 July 1,          July 3,
                                                                                                   2000             1999
                                                                                             ---------------- -------------
Cash flows from operating activities:
  Net income (loss)                                                                          $    1,817       $    (3,616)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation of property, plant and equipment                                               30,169            31,055
     Amortization of intangible assets                                                            3,576             3,634
     Amortization of deferred charges                                                             2,122             1,840
     Deferred income taxes                                                                       (3,267)             (689)
     Non-cash compensation                                                                          232               200
     (Gain)/loss on disposals of property, plant
       and equipment                                                                                293               (84)
     Undistributed income from associated companies                                              (5,014)           (3,509)
  Changes in assets and liabilities:
     (Increase)/decrease in accounts receivable - net                                           (30,601)          (12,421)
     (Increase)/decrease in sundry notes & accounts receivable                                     (198)           5,247
     (Increase)/decrease in inventories                                                          (5,216)           13,860
     (Increase)/decrease in prepaid expenses and other
       current assets                                                                               309              (208)
     (Increase)/decrease in other non-current assets                                                625              (411)
     (Decrease)/increase in accounts payable - trade                                                761            (9,495)
     (Decrease)/increase in accrued liabilities                                                   8,870             1,346
     (Decrease)/increase in income taxes payable                                                  1,692            (7,390)
     (Decrease)/increase in other long-term liabilities                                            (665)              337
                                                                                             ----------       -----------

Net cash provided by (used in) operating activities                                               5,505            19,696

Cash flows from investing activities:
  Property, plant and equipment expenditures                                                    (11,775)          (22,388)
  Proceeds from sale of property, plant and equipment                                               336             4,212
  Distributions received from associated companies                                                1,808             3,851
  Other                                                                                             362             1,271
                                                                                             ----------       -----------

Net cash provided by (used in) investing activities                                              (9,269)          (13,054)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                                                21,900             7,400
  Principal payments on long-term debt                                                          (12,559)          (20,750)
  Issuance of long-term debt                                                                          -            18,000
  Increase in common stock                                                                            -                24
  Payment of bank fees and loan costs                                                              (100)           (1,212)
                                                                                             ----------       -----------

Net cash provided by (used in) financing activities                                               9,241             3,462

Effect of exchange rate changes on cash and cash equivalents                                       (475)             (359)
                                                                                               ----------      -----------

Net increase/(decrease) in cash and cash equivalents                                              5,002             9,745

Cash and cash equivalents at beginning of period                                                 14,300            19,946
                                                                                              ----------       -----------

Cash and cash equivalents at end of period                                                    $  19,302       $    29,691
                                                                                              ==========       ===========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)

NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of July 1, 2000 and the results of operations and cash flows for the periods ended July 1, 2000 and July 3, 1999. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

NOTE B - Inventories

The components of inventory at July 1, 2000, July 3, 1999, and October 2, 1999 consisted of the following (in thousands):

                                                                 July 1,                  July 3,                 October 2,
                                                                 2000                     1999                    1999
                                                           ----------------         -----------------        -----------------
   Raw materials                                           $          5,610         $           9,200        $           7,503
   Stock in process                                                  33,467                    30,570                   28,413
   Produced goods                                                   136,295                   132,209                  139,949
   Dyes, chemicals and supplies                                      11,403                    10,884                   11,050
                                                           ----------------         -----------------        -----------------
                                                                    186,775                   182,863                  186,915
   Less LIFO and other reserves                                      (9,729)                  (13,445)                 (11,814)
                                                           ----------------         -----------------        -----------------
                                                           $        177,046         $         169,418        $         175,101
                                                           ================         =================        =================


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

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)

NOTE C - Long-Term Debt (Continued)

per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% or (B) with respect to Term Loan C, either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or (ii) LIBOR plus a margin of 3.75%. In addition, the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduces the remaining quarterly principal payments.

NOTE D - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                        Three Months Ended                         Nine Months Ended
                                               ------------------------------          ------------------------------------
                                                  July 1,              July 3,              July 1,              July 3,
                                                    2000                 1999                 2000                 1999
                                               -------------        -------------        ------------         -------------
Numerator:
     Net income (loss)                         $       2,506        $      (5,880)       $      1,817         $      (3,616)
                                               =============        =============        ============         =============

Denominator:
     Denominator for basic earnings per
        share                                         11,961               11,903              11,935                11,873
     Effect of dilutive securities:
        Stock options                                     18                    -                  14                     -
                                               -------------        -------------        ------------         -------------
     Diluted potential common shares
        denominator for diluted earnings
        per share - adjusted weighted                 11,979               11,903              11,949                11,873
                                               =============        =============        ============         =============


Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 874,499 shares and 889,299 shares of common stock were outstanding during the three months ended July 1, 2000 and July 3, 1999, respectively, and options to purchase an average of 874,499 and 667,282 shares of common stock were outstanding during the nine months ended July 1, 2000 and July 3, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 105,000 shares and 15,000 shares of common stock were outstanding during the three and nine months ended July 1, 2000 and July

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)


NOTE D - Net Income (Loss) Per Common Share (Continued)

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

NOTE E - Stockholders' Equity

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income and foreign currency translation adjustments. Total comprehensive income
(loss) for the three and nine months ended July 1, 2000 was $1.0 million and $(7.0) million, respectively, and for the three and nine months ended July 3, 1999 was $(8.8) million and $(14.4) million, respectively.

Activity in Stockholders' Equity is as follows (in thousands):

                                                                                                    Accumulated
                          Current Year                                                                  Other
                          Comprehensive     Common      Contributed       Retained      Treasury     Comprehensive
                          Income(Loss)       Stock        Capital         Earnings      Stock        Income(Loss)     Total
                            ----------    ---------    -------------     ----------    -----------    -----------  ------------
Balance at
  October 2, 1999                           $   123     $    39,420      $   70,825    $   (2,247)     $      616   $   108,737

Issuance of 57,839
  shares of Restricted
  Common Stock                                    1             119               -             -               -           120

Compensation earned
  related to stock
  options                                         -             112               -             -               -           112

Comprehensive
  income(loss):
  Net income for nine
      months ended
      July 1, 2000          $    1,817            -               -          1,817              -               -         1,817
  Foreign currency
    translation
    adjustment                  (8,839)           -               -              -              -         (8,839)        (8,839)
                            ----------    ---------    -------------     ----------    -----------    -----------  ------------
  Total comprehensive
    income(loss)            $   (7,022)
                            ==========

Balance at
  July 1, 2000                              $   124     $    39,651      $   72,642   $    (2,247)     $  (8,223)   $   101,947
                                            =======     ===========      ==========   ===========     ==========    ===========

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)


NOTE F - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):


                                                               Three Months Ended                         Nine Months Ended
                                                      --------------------------------------   -----------------------------------
                                                           July 1,             July 3,              July 1,             July 3,
                                                             2000                1999                 2000                1999
                                                      -----------------   -----------------    -----------------   ---------------
Current tax provision:
     Federal                                          $               -   $          (3,393)   $               -   $        (3,393)
     State                                                          253                   8                  307                42
     Foreign                                                      2,813                 342                3,739             2,080
                                                      -----------------   -----------------    -----------------   ---------------
Total current tax provision                                       3,066              (3,043)               4,046            (1,271)

Deferred tax provision:
     Federal                                                     (3,573)               (669)              (7,857)           (3,760)
     State                                                         (622)               (242)                (898)             (440)
     Foreign                                                      2,682               1,126                5,488             3,511
                                                      -----------------   -----------------    -----------------   ---------------
Total deferred tax provision                                     (1,513)                215               (3,267)             (689)
                                                      -----------------   -----------------    -----------------   ---------------
Total provision for income taxes                      $           1,553   $          (2,828)   $             779   $        (1,960)
                                                      =================   =================    =================   ===============

The Company's overall tax rate for the three and nine months ended July 1, 2000 was approximately 38.3% and 30.0%, respectively, as compared to 32.5% and 35.2% for the three and nine months ended July 3, 1999, respectively. The difference from the statutory rate resulted primarily from changes in the relative amounts of domestic and foreign earnings in the June quarter 2000 and the first nine months of fiscal 2000 as compared to the June quarter 1999 and the first nine months of fiscal 1999. In both the June quarter 2000 and the first nine months of fiscal 2000, domestic losses were offset by higher foreign earnings.

At July 1, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $37.4 million. Of this amount, approximately $13.4 million was carried back to recover federal taxes paid in prior years. Approximately $24 million will be carried forward to offset future taxable income and will expire in 2019 if unused. In addition, the Company has Italian NOLs of approximately $8.4 million that expire in fiscal 2000. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $37.0 million at July 1, 2000 will be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)

NOTE G - Severance Charge

During the June quarter 1999, the Company recognized a $1.8 million charge associated with the termination of 46 salaried employees. The charge was recorded as a component of selling, general and administrative expenses. All affected employees have been terminated with cash payments expected to be spread over a period not to exceed two years. At July 1, 2000, there remained a balance of $0.3 million which is equal to the expected future cash expenditures to such terminated employees.

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

The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses, principally net interest expense and income taxes, are excluded from the chief operating decision

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)


NOTE H - Segment Information (Continued)

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

Information about the Company's operations in its different industry segments for the three and nine months ended July 1, 2000 and July 3, 1999 is as follows (in thousands):


                                                                  Three Months Ended                         Nine Months Ended
                                                       --------------------------------------    ----------------------------------
                                                             July 1,              July 3,              July 1,            July 3,
                                                              2000                 1999                2000                1999
                                                        ---------------      ---------------     ---------------      -------------
   Net Sales to External Customers
       Galey & Lord Apparel                             $       124,060      $       114,828     $       339,939      $     353,890
       Swift Denim                                               99,182               91,913             254,725            239,784
       Klopman International                                     34,357               35,757             103,046            114,779
       Home Fashion Fabrics                                       4,644                6,978              16,677             24,491
                                                        ---------------      ---------------     ---------------      -------------
       Consolidated                                     $       262,243      $       249,476     $       714,387      $     732,944
                                                        ===============      ===============     ===============      =============

   Operating Income (Loss)
       Galey & Lord Apparel                             $        11,847      $         3,441     $        27,939      $      20,102
       Swift Denim                                                5,576               (1,243)             11,096              5,515
       Klopman International                                      2,935                3,380              10,363             10,202
       Home Fashion Fabrics                                        (728)                (322)             (1,241)               223
       Corporate                                                   (270)                  35              (1,245)               129
                                                        ---------------      ---------------     ---------------      -------------
                                                                 19,360                5,291              46,912             36,171
   Interest expense                                              16,850               15,081              49,330             45,256
   Income from associated
       companies(1)                                              (1,549)              (1,082)             (5,014)            (3,509)
                                                        ---------------      ---------------     ---------------      -------------
   Income (loss) before income
       taxes                                            $         4,059      $        (8,708)    $         2,596      $      (5,576)
                                                        ===============      ===============     ===============      =============

                                                                      July 1,                                   July 3,
                                                                        2000                                     1999
                                                                ------------------                         ----------

   Assets(2)
       Galey & Lord Apparel                                      $       312,980                            $       305,874
       Swift Denim                                                       443,814                                    446,813
       Klopman International                                             117,998                                    129,366
       Home Fashion Fabrics                                               56,883                                     56,966
       Corporate                                                          47,349                                     68,016
                                                                 ---------------                            ---------------
                                                                 $       979,024                            $     1,007,035
                                                                 ===============                            ===============


(1)Net of amortization of $138, $156, $436 and $496, respectively.
(2)Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)

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


                                                                         July 1, 2000
                                   -----------------------------------------------------------------------------------------------
                                                                            (in thousands)

                                                                              Non-
                                                       Guarantor            Guarantor
                                      Parent         Subsidiaries         Subsidiaries         Eliminations        Consolidated
                                   ------------     --------------      --------------      ------------------   ----------------
Financial Position

Current assets:
   Trade accounts
     receivable                     $         -     $      157,681      $       46,769      $                -   $        204,450
   Inventories                                -            141,141              36,567                    (662)           177,046
   Other current
     assets                                 635            122,454              24,435                 (98,152)            49,372
                                   ------------     --------------      --------------      ------------------   ----------------
       Total current
        assets                              635            421,276             107,771                 (98,814)           430,868

Property, plant and
  equipment, net                              -            265,913              91,214                       -            357,127

Intangibles                                   -            150,568                   -                       -            150,568

Other assets                            888,220              7,618             107,959                (963,336)            40,461
                                   ------------     --------------      --------------      ------------------   ----------------
                                    $   888,855     $      845,375      $      306,944      $       (1,062,150)  $        979,024
                                    ===========     ==============      ==============      ==================   ================

Current liabilities:
   Trade accounts
     payable                        $       325     $       39,158      $       22,488        $              -   $         61,971
   Accrued
     liabilities                         27,938             18,981              18,923                     (12)            65,830
   Other current
     liabilities                         99,723              2,508              12,421                (109,262)             5,390
                                   ------------     --------------      --------------      ------------------   ----------------
       Total current
         liabilities                    127,986             60,647              53,832                (109,274)           133,191

Long-term debt                          658,096            714,574               1,274                (707,951)           665,993
Other non-current
  liabilities                               826             68,192               9,698                    (823)            77,893

Stockholders' equity                    101,947              1,962             242,140                (244,102)           101,947
                                   ------------     --------------      --------------      ------------------   ----------------
                                    $   888,855     $      845,375      $      306,944      $       (1,062,150)  $        979,024
                                    ===========     ==============      ==============      ==================   ================

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)


NOTE I - Supplemental Condensed Consolidating Financial Information (Continued)



                                                                         July 3, 1999
                                   ---------------------------------------------------------------------------------------------
                                                                        (in thousands)

                                                                              Non-
                                                       Guarantor            Guarantor
                                      Parent         Subsidiaries         Subsidiaries      Eliminations           Consolidated
                                   ------------     --------------      --------------        --------------     ----------------
Financial Position

Current assets:
   Trade accounts
     receivable                     $         -     $      142,176      $       50,483        $            -     $        192,659
   Inventories                                -            129,290              41,066                  (938)             169,418
   Other current
     assets                              12,826             26,608              27,696                (6,013)              61,117
                                   ------------     --------------      --------------        --------------     ----------------
       Total current
        assets                           12,826            298,074             119,245                (6,951)             423,194

Property, plant and
  equipment, net                              -            286,272             101,157                     -              387,429

Intangibles                                   -            155,372                   -                     -              155,372

Other assets                            848,767             95,510              66,029              (969,266)              41,040
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   861,593     $      835,228      $      286,431        $     (976,217)    $      1,007,035
                                    ===========     ==============      ==============        ==============     ================

Current liabilities:
   Trade accounts
     payable                        $         -     $       31,021      $       22,968        $            -     $         53,989
   Accrued
     liabilities                         28,187             20,723              17,826                   311               67,047
   Other current
     liabilities                          3,487             29,698              33,649               (62,169)               4,665
                                   ------------     --------------      --------------        --------------     ----------------

   Total current
         liabilities                     31,674             81,442              74,443               (61,858)             125,701

Long-term debt                          709,765            643,214              17,610              (683,202)             687,387
Other non-current
  liabilities                             6,405             69,290              17,452               (12,949)              80,198

Stockholders' equity                    113,749             41,282             176,926              (218,208)             113,749
                                   ------------     --------------      --------------        --------------     ----------------
                                    $   861,593     $      835,228      $      286,431        $     (976,217)    $      1,007,035
                                    ===========     ==============      ==============        ==============     ================

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)


NOTE I - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                       Three Months Ended July 1, 2000
                                      ---------------------------------------------------------------------------------------------
                                                                             (in thousands)

                                                                               Non-
                                                        Guarantor            Guarantor
                                       Parent         Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                     ------------     --------------      --------------        --------------     ----------------
Results of Operations
Net sales                             $        -     $     213,037        $      69,112       $      (19,906)       $     262,243

Gross profit                                   -            22,337                8,200                  (25)              30,512

Operating income (loss)                     (371)           14,042                5,714                  (25)              19,360

Interest expense,
  income taxes and
    other, net                            (1,872)           16,872                4,231               (2,377)              16,854

Net income (loss)                     $    1,501     $      (2,830)       $       1,483       $        2,352        $       2,506




                                                                Nine Months Ended July 1, 2000
                                      ---------------------------------------------------------------------------------------------
                                                                             (in thousands)

                                                                               Non-
                                                        Guarantor            Guarantor
                                       Parent         Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                     ------------     --------------      --------------        --------------     ----------------
Results of Operations

Net sales                             $        -     $     576,275        $     194,075       $      (55,963)       $     714,387

Gross profit                                   -            53,879               23,650                  140               77,669

Operating income (loss)                     (886)           32,054               15,604                  140               46,912

Interest expense,
  income taxes and
    other, net                            (5,722)           45,326                7,390               (1,899)              45,095

Net income (loss)                     $    4,836     $     (13,272)       $       8,214       $        2,039        $       1,817

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)

NOTE I - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                 Three Months Ended July 3, 1999
                                       --------------------------------------------------------------------------------------------
                                                                              (in thousands)

                                                                                Non-
                                                         Guarantor            Guarantor
                                        Parent         Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                     ------------     --------------      --------------        --------------     ----------------
Results of Operations

Net sales                              $       -      $     192,763        $      65,083       $     (8,370)         $     249,476

Gross profit                                  42              7,683                7,292                 90                 15,107

Operating income (loss)                       78                613                4,509                 91                  5,291

Interest expense,
  income taxes and
    other, net                            (1,490)            10,122                1,800                739                 11,171

Net income (loss)                      $   1,568      $      (9,509)       $       2,709       $       (648)         $      (5,880)




                                                                 Nine Months Ended July 3, 1999
                                       --------------------------------------------------------------------------------------------
                                                                              (in thousands)

                                                                                Non-
                                                         Guarantor            Guarantor
                                        Parent         Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                     ------------     --------------      --------------        --------------     ----------------
Results of Operations

Net sales                              $       -      $     560,001        $     192,735       $    (19,792)         $     732,944

Gross profit                                  77             41,687               23,283                188                 65,235

Operating income (loss)                      251             20,664               15,204                 52                 36,171

Interest expense,
  income taxes and
    other, net                            (3,304)            37,867                7,058             (1,834)                39,787

Net income (loss)                      $   3,555      $     (17,203)       $       8,146       $      1,886          $      (3,616)

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)

NOTE I - Supplemental Condensed Consolidating Financial Information (Continued)

                                                               Nine Months Ended July 1, 2000
                                    ---------------------------------------------------------------------------------------------
                                                                            (in thousands)

                                                                               Non-
                                                        Guarantor            Guarantor
                                      Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                  -----------      ---------------      ---------------      -------------        ---------------
Cash Flows

Cash provided by
  (used in) operating
  activities                       $   18,466        $     (26,765)       $      14,597       $       (793)         $       5,505

Cash provided by
  (used in) investing
  activities                            7,316               (8,477)                (166)            (7,942)                (9,269)

Cash provided by
  (used in) financing
  activities                          (25,739)              35,618               (9,373)             8,735                  9,241

Effect of exchange
  rate change on cash
  and equivalents                           -                    -                 (475)                 -                   (475)
                                  -----------      ---------------      ---------------      -------------        ---------------

Net change in cash
  and cash equivalents                     43                  376                4,583                  -                  5,002

Cash and cash
  equivalents at
  beginning of period                       -                6,126                8,174                  -                 14,300
                                  -----------      ---------------      ---------------      -------------        ---------------

Cash and cash
  equivalents at end
  of period                       $        43      $         6,502      $        12,757      $           -        $        19,302
                                  ===========      ===============      ===============      =============        ===============


                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                                  July 1, 2000
                                   (Unaudited)

NOTE I - Supplemental Condensed Consolidating Financial Information (Continued)


                                                              Nine Months Ended July 3, 1999
                                   ----------------------------------------------------------------------------------------------
                                                                           (in thousands)

                                                                              Non-
                                                       Guarantor            Guarantor
                                     Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
Cash Flows

Cash provided by
  (used in) operating
  activities                      $   13,785        $       5,980        $          99               (168)         $      19,696

Cash provided by
  (used in) investing
  activities                           6,155              (25,070)               7,563             (1,702)               (13,054)

Cash provided by
  (used in) financing
  activities                         (10,999)              17,024               (4,433)             1,870                  3,462

Effect of exchange
  rate change on cash
  and equivalents                          -                    -                 (359)                 -                   (359)
                                 -----------      ---------------      ---------------      -------------        ---------------

Net change in cash
  and cash equivalents                 8,941               (2,066)               2,870                  -                  9,745

Cash and cash
  equivalents at
  beginning of period                    114                8,326               11,506                  -                 19,946
                                 -----------      ---------------      ---------------      -------------        ---------------

Cash and cash
  equivalents at end
  of period                      $     9,055      $         6,260      $        14,376      $           -        $        29,691
                                 ===========      ===============      ===============      =============        ===============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the June quarter 2000, management continued to see improvement from the conditions the Company experienced during fiscal year 1999. The Company's June quarter 2000 results exhibited positive sales volume trends, lower raw material prices and the cost reduction efforts taken in fiscal 1999. Management continues to review each of its businesses' strategic positions for long term competitiveness and profitability in addition to continuous evaluations of cost reduction initiatives. Management anticipates that the September quarter 2000 will remain strong for its products; however, the September quarter historically is the Company's weakest quarter principally due to the European August vacation period.

The Company's operations are primarily classified into four operating segments:
(1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three month and six month periods ended July 1, 2000 and July 3, 1999 for each segment are shown below:


                                                                     Three Months Ended                   Nine Months Ended
                                                              -------------------------------     -------------------------
                                                                  July 1,       July 3,               July 1,       July 3,
                                                                   2000             1999               2000             1999
                                                              -------------     -------------     -------------     --------

                                                                                    (Amounts in thousands)
Net Sales per Segment
      Galey & Lord Apparel                                   $      124,060     $     114,828    $      339,939    $     353,890
      Swift Denim                                                    99,182            91,913           254,725          239,784
      Klopman International                                          34,357            35,757           103,046          114,779
      Home Fashion Fabrics                                            4,644             6,978            16,677           24,491
                                                             --------------     -------------    --------------    -------------
      Total                                                  $      262,243     $     249,476    $      714,387    $     732,944
                                                             ==============     =============    ==============    =============
Operating Income (Loss) per Segment
      Galey & Lord Apparel                                   $       11,847     $       3,441    $       27,939    $      20,102
      Swift Denim                                                     5,576            (1,243)           11,096            5,515
      Klopman International                                           2,935             3,380            10,363           10,202
      Home Fashion Fabrics                                             (728)             (322)           (1,241)             223
      Corporate                                                        (270)               35            (1,245)             129
                                                             --------------     -------------    --------------    -------------
                                                                     19,360             5,291            46,912           36,171
Interest expense                                                     16,850            15,081            49,330           45,256
Income from associated companies                                     (1,549)           (1,082)           (5,014)          (3,509)
                                                             --------------     -------------    --------------    -------------
Income (loss) before income taxes                            $        4,059     $      (8,708)   $        2,596    $      (5,576)
                                                             ==============     =============    ==============    =============


June Quarter 2000 Compared to June Quarter 1999

Net Sales

Net sales for the June quarter 2000 (third quarter of fiscal 2000) were $262.2 million as compared to $249.5 million for the June quarter 1999 (third quarter of fiscal 1999).

Galey & Lord    Apparel Galey & Lord Apparel's net sales for the June quarter
2000 were $124.1 million, a $9.3 million increase as compared to the June quarter 1999 net sales of $114.8 million. The net sales improvement was primarily attributable to an 8% increase in fabric sales volume and by a 59% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's new Monclova, Mexico garment facility which is continuing to increase production. Overall, average selling prices, inclusive of product mix changes, declined approximately 2.5%.

Swift Denim    Swift Denim's net sales for the June quarter 2000 were $99.2 million as compared to $91.9 million in the June quarter 1999. The $7.3 million increase was primarily attributable to a 14% increase in sales volume, partially offset by a 5% decline in the sales price of denim fabrics and by changes in product mix.

Klopman International    Klopman International's net sales for the June quarter
2000 were $34.3 million, a $1.5 million decline as compared to the June quarter 1999 net sales of $35.8 million. The decline was primarily attributable to a 13% decline in net sales due to exchange rate changes used in translation and a 4% decline in selling prices, partially offset by a 10% increase in sales volume and foreign currency transaction exchange gains on sales not denominated in Euros.

Home Fashion Fabrics     Net sales for Home Fashion Fabrics for the June quarter
2000 were $4.6 million compared to $7.0 million for the June quarter 1999. The $2.4 million decline in net sales primarily resulted from a 20% decline in volume from June quarter 1999, lower selling prices and changes in product mix.

Operating Income

Operating income for the June quarter 2000 was $19.4 million as compared to $5.3 million for the June quarter 1999.

Galey & Lord Apparel     Galey & Lord Apparel's operating income was $11.9
million for the June quarter 2000 as compared to $3.4 million for the June quarter 1999. The increase principally reflects the impact of $7.0 million related to lower raw material price variances, increased sales volume and improved product mix, a $0.4 million charge related to severance in the June quarter 1999 and $1.5 million in improvement in the Company's garment production facilities in Mexico, partially offset by $5.3 million in lower fabric selling prices. While the Company's garment facilities have shown improvement in the current quarter, the Company expects to continue to incur start-up costs at the Company's new Monclova, Mexico garment facility until it reaches full production.

In addition, during the June quarter 2000 the Company received a $1.9 million recovery from the arbitration settlement of a claim with a supplier. The claim resulted from the delivery of defective chemicals which rendered inventory produced unsuitable for the intended customer's use. The inventory was written down to expected sellable value in prior periods.

Swift Denim    June quarter 2000 operating income for Swift Denim was $5.6 million, a $6.8 million increase as compared to the June quarter 1999 operating loss of $1.2 million. The increase in Swift Denim's operating income principally reflects $11.1 million related to the impact of higher sales volume and changes in product mix, improved manufacturing variances associated with reduced fixed costs spending and absorption and improvement in raw material variances and a $1.4 million charge related to severance in the June quarter 1999, partially offset by $5.4 million related to declines in selling prices and higher selling, general and administrative expenses.

Klopman International    Klopman International's operating income in the June
quarter 2000 decreased $0.5 million to $2.9 million as compared to the June quarter 1999 operating income of $3.4 million. The decrease principally reflects $1.4 million related to the impact of lower selling prices, partially offset by $0.7 million related to increases in sales volume, product mix changes and foreign exchange gains on sales not denominated in Euros. In addition, Klopman International's results were negatively impacted $0.7 million by foreign currency translation due to the weakness of the Euro against the US Dollar.

Home Fashion Fabrics     Home Fashion Fabrics reported an operating loss for the
June quarter 2000 of $0.7 million as compared to an operating loss for the June quarter 1999 of $0.3 million. The decrease in operating income was principally due to the lower sales volume and selling prices discussed above.

Corporate      The corporate segment reported an operating loss for the June quarter 2000 of $0.3 million as compared to operating income for the June quarter 1999 of $35 thousand. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies and $0.4 million of expenses related to the Company's bond solicitation (see "Liquidity and Capital Resources").

Income from Associated Companies

Income from associated companies was $1.5 million in the June quarter 2000 as compared to $1.1 million in the June quarter 1999. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $16.9 million for the June quarter 2000 compared to $15.1 million for the June quarter 1999. The increase in interest expense was primarily due to higher interest rates paid by the Company as a result of increased spreads over LIBOR due to the July 13, 1999 amendment of the Senior Credit Facility (as defined herein), higher prime and LIBOR base rates in the June quarter 2000 as compared to the June quarter 1999 and higher average debt balances in the June quarter 2000 as compared to the June quarter 1999. The average interest rate paid by the Company on its bank debt in the June quarter 2000 was 9.4% per annum as compared to 8.4% per annum in the June quarter 1999.

Income Taxes

The Company's overall tax rate for the June quarter 2000 was approximately 38.3% as compared to 32.5% for the June quarter 1999. The difference from the statutory rate resulted primarily from changes in the relative amounts of domestic and foreign earnings in the June quarter 2000 as compared to the June quarter 1999. In the June quarter 2000, domestic losses were partially offset by higher foreign earnings.

Net Income (Loss) and Net Income (Loss) Per Share

Net income for the June quarter 2000 was $2.5 million or $.21 per common share, compared to a net loss for the June quarter 1999 of $5.9 million or $.49 per common share. In June quarter 2000, the arbitration settlement with a supplier positively impacted net income $1.1 million or $.10 per share. In the June quarter 1999, the severance charge increased the net loss by $1.2 million or $.10 per share.

First Nine Months of Fiscal 2000 Compared to First Nine Months of Fiscal 1999

Net Sales

Net sales for the first nine months of fiscal 2000 were $714.4 million as compared to $732.9 million for the first nine months of fiscal 1999.

Galey & Lord Apparel     Galey & Lord Apparel's net sales for the first nine
months of fiscal 2000 were $339.9 million, a $14.0 million decline over the first nine months of fiscal 1999 net sales of $353.9 million. The net sales decline was primarily attributable to a 3% decline in fabric sales volume, partially offset by a 50% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's new Monclova, Mexico garment facility which is continuing to increase production. Overall, average selling prices, inclusive of product mix changes, declined approximately 2%.

Swift Denim    Swift Denim's net sales for the first nine months of fiscal 2000 were $254.7 million as compared to $239.8 million in the first nine months of fiscal 1999. The $14.9 million increase was primarily attributable to a 12% increase in sales volume, partially offset by a 5% decline in the sales price of denim fabrics and by changes in product mix.

Klopman International    Klopman International's net sales for the first nine
months of fiscal 2000 were $103.1 million, a $11.6 million decline as compared to the first nine months of fiscal 1999 net sales of $114.7 million. The decline was primarily attributable to a 12% decline in net sales due to exchange rate changes and a 3% decline in selling prices, partially offset by a 2% increase in sales volume, changes in product mix and foreign currency transaction exchange gains on sales not denominated in Euros.

Home Fashion Fabrics     Net sales for Home Fashion Fabrics for the first nine
months of fiscal 2000 were $16.7 million compared to $24.5 million for the first nine months of fiscal 1999. The $7.8 million decline in net sales primarily resulted from a 30% decline in volume from the first nine months of fiscal 1999 and lower selling prices.

Operating Income

Operating income for the first nine months of fiscal 2000 was $46.9 million as compared to $36.2 million for the first nine months of fiscal 1999.

Galey & Lord Apparel     Galey & Lord Apparel's operating income was $27.9
million for the first nine months of fiscal 2000 as compared to $20.1 million for the first nine months of fiscal 1999. The $7.8 million increase principally reflects $12.7 million related to lower raw material price variances and improved sales mix, $1.9 million representing the recovery from a vendor for previous product losses due to defective chemicals as previously discussed and a $0.4 million charge related to severance in fiscal 1999, partially offset by $14.5 million of lower volume and lower selling prices and continued start-up costs at the Company's new Monclova, Mexico garment facility.

Swift Denim    The first nine months of fiscal 2000 operating income for Swift
Denim was $11.1 million, a $5.6 million increase as compared to the first nine months of fiscal 1999 operating income of $5.5 million. The increase in Swift Denim's operating income principally reflects $19.1 million related to improved manufacturing variances associated with reduced fixed cost spending and absorption and a $1.4 million charge related to severance in fiscal 1999, higher sales volume and improvements in raw material variances, partially offset by $13.5 million related to declines in selling prices and changes in product mix.

Klopman International    Klopman International's operating income in the first
nine months of fiscal 2000 increased $0.1 million to $10.3 million as compared to the first nine months of fiscal 1999 operating income of $10.2 million. The increase principally reflects a $3.3 million improvement related to manufacturing efficiencies, changes in product mix, lower selling, general and administrative expenses and foreign exchange gains on sales not denominated in Euros, partially offset by $3.8 million related to the impact of lower selling prices and sales volume. In addition, Klopman's results were negatively impacted $1.6 million by foreign currency translation due to the weakness of the Euro to the US Dollar.

Home Fashion Fabrics     Home Fashion Fabrics reported an operating loss for the
first nine months of fiscal 2000 of $1.2 million as compared to operating income for the first nine months of fiscal 1999 of $0.3 million. The decrease in operating income was principally due to the lower sales volume and selling prices discussed above, partially offset by favorable manufacturing variances.

Corporate      The corporate segment reported an operating loss for the first nine months of fiscal 2000 of $1.2 million as compared to operating income for the first nine months of fiscal 1999 of $0.1 million. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies. In addition to the on-going administrative expenses, during the first nine months of fiscal 2000, the corporate segment recorded $0.4 million of expense related to the Company's bond solicitation and $0.2 million of additional expense related to the Company's July 13, 1999 amendment of its Senior Credit Facility.

Income from Associated Companies

Income from associated companies was $5.0 million in the first nine months of fiscal 2000 as compared to $3.5 million in the first nine months of fiscal 1999. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $49.3 million for the first nine months of fiscal 2000 compared to $45.3 million for the first nine months of fiscal 1999. The increase in interest expense was primarily due to higher interest rates paid by the Company as a result of increased spreads over LIBOR due to the July 13, 1999 amendment of the Senior Credit Facility (as defined herein) and higher prime and LIBOR base rates in the June quarter 2000 as compared to the June quarter 1999 and higher average debt balances in the first nine months of fiscal 2000. The average interest rate paid by the Company on its bank debt in the first nine months of fiscal 2000 was 9.3% per annum as compared to 8.5% per annum in the first nine months of fiscal 1999.

Income Taxes

The Company's overall tax rate for the first nine months of fiscal 2000 was approximately 30.0% as compared to 35.2% for the first nine months of fiscal 1999. The difference from the statutory rate resulted primarily from changes in the relative amounts of domestic and foreign earnings in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. In the first nine months of fiscal 2000, domestic losses were partially offset by higher foreign earnings.

Net Income (Loss) and Net Income (Loss) Per Share

Net income for the first nine months of fiscal 2000 was $1.8 million or $.15 per common share, compared to a net loss for the first nine months of fiscal 1999 of $3.6 million or $.30 per common share. In the first nine months of fiscal 2000, the arbitration settlement with a supplier positively impacted net income $1.1 million or $.10 per share. In the first nine months of fiscal 1999, the severance charge increased the net loss by $1.2 million or $.10 per share.

Order Backlog

The Company's order backlog at July 1, 2000 was $215.0 million, a 31.2% increase from the July 3, 1999 backlog of $163.9 million. While the Company's backlog has increased from the previous year, many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that as a result of its customers shortening lead times, order backlogs do not provide as meaningful information in regards to the Company's future sales as in the past.

Liquidity and Capital Resources

The Company and its subsidiaries had cash and cash equivalents totaling $19.3 million and $29.7 million at July 1, 2000 and July 3, 1999, respectively. The Company had a total of $52.2 million of revolving credit borrowing availability under its Senior Credit Facility at July 1, 2000.

The Company, during the first quarter of fiscal 2000, increased its investment in inventory in anticipation of higher volumes of certain products during the March, June and September quarters. As anticipated the March and June quarters net sales reduced the Company's investment in inventory to $177.0 million. Based on current order patterns, September quarter net sales should meet management's expectations. Accordingly, the Company expects inventory at the end of September will be lower than the current level.

The Company's investment in trade accounts receivable was $204.5 million and reflects the higher sales volume in the June quarter as well as a large customer discontinuing its long time practice of paying invoices 30 days early in exchange for a discount.

During the June quarter 2000, the Company primarily utilized its available cash and revolving credit borrowings under its Senior Credit Facility to fund the Company's operating and investing requirements.

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

The Company was in full compliance with all of its lenders' covenants as of July 1, 2000.

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

The Company solicited consents of the holders of record on May 9, 2000 of its Notes to an amendment to the indenture, dated February 24, 1998, among the Company, its domestic subsidiaries party thereto, as guarantors, and SunTrust Bank (f/k/a SunTrust Bank, Atlanta), as trustee, which governs the Notes. The proposed amendment to the Indenture (the "Amendment") will amend the definition of "Permitted Investment" in the Indenture to allow the Company and its Restricted Subsidiaries (as defined in the Indenture) to make additional Investments (as defined in the Indenture) totaling $15 million at any time outstanding in one or more joint ventures which conduct manufacturing operations primarily in Mexico. The consent solicitation expired on May 24, 2000 (the "Expiration Date"). The Company has obtained consents of holders of approximately 97% of the aggregate outstanding principal amount of the Notes. The effectiveness of the Amendment remains conditioned upon the consummation of the Joint Venture (discussed in "Recent Developments").

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

Tax Matters

At July 1, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $37.4 million. Of this amount, approximately $13.4 million will be carried back to recover federal taxes paid in prior years. Approximately $24 million will be carried forward to offset future taxable income and will expire in 2019 if unused. In addition, the Company has Italian NOLs of approximately $8.4 million that expire in fiscal 2000. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $30.9 million at April 1, 2000 will be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

Other

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998 with the Pension Benefit Guaranty Corporation ("PBGC"), the Company was obligated to provide $5.0 million of additional funding to three defined benefit pension plans previously sponsored by Dominion Textile, Inc. ("Dominion"), $3.0 million of which was paid at the closing of the acquisition of the apparel fabrics business of Dominion, $1.0 million was paid in the March quarter 1999 and the remaining $1.0 million was paid in the March quarter 2000. The Pension Funding Agreement also gives the PBGC a priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, if either
(i) the pension plans are fully funded for two consecutive years or (ii) the Company receives an investment grade rating on its debt.

The Company expects to spend approximately $21.0 million for capital expenditures in fiscal 2000, of which $11.8 million was spent in the first nine months of fiscal 2000. The Company anticipates that approximately $3.0 million will be used to increase the Company's capacity while the remaining $18.0 million will be used to maintain existing capacity.

The Company anticipates that cash requirements, including working capital and capital expenditure needs, will be met through funds generated from operations and through revolving credit borrowings under the Company's Senior Credit Facility. In addition, from time to time, the Company uses borrowings under secured and unsecured bank loans, through capital leases or through operating leases for various equipment purchases.

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

The total cost of the Company's Year 2000 assessment and remediation efforts has not been material to the Company's results of operations or liquidity. The total expenditures in the first nine months of fiscal 2000 to complete the remediation of the Company's Year 2000 issues, inclusive of its ongoing systems initiatives, was $0.2 million. The capitalization or expense of the foregoing expenditures has been determined using current authoritative guidance.

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

As contemplated by the Company's Euro conversion plan, invoicing of products in both local currencies and Euro began January 1, 1999. The conversion of the Company's financial reporting and information systems will be completed during the Company's 2001 fiscal year. The Company's Euro conversion plan has been delayed due to the unavailability of software upgrades. The upgrades are expected to be available during the Company's 2001 fiscal year and the related Euro conversion will be completed at that time. The costs related to the conversion will not be material to the Company's operating results or liquidity although no assurances can be made in this regard.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. The statement was amended and the effective date was delayed to June 15, 2000, the Company's fiscal year 2001, as a result of the FASB's issuance in June 2000 of FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS 138 requires that certain derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives would be either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value would immediately be recognized in earnings. The Company has not yet determined what the effect of FAS 138 will be on the earnings and financial position of the Company.

Recent Developments

The Company has signed a contract to form a 50/50 joint venture (the "Joint Venture") in Mexico pursuant to which the Company will receive an equity interest in a newly formed Mexican entity which will simultaneously acquire an existing denim manufacturing business (the "Existing Business") from a group which includes the Company's partner in the Joint Venture. The Existing Business is a "state-of-the-art" denim fabric factory built within the past three years. The transaction is subject to customary closing conditions and is scheduled to be completed by mid August 2000.

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

o Hedge Against Removal of Quotas in 2005. The lower cost of denim fabric production and jeans apparel production in Mexico under NAFTA helps to mitigate the impact of U.S. quotas being removed in 2005 as a result of GATT.

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

The Company believes the proposed Joint Venture will enable it to:

o Lower Its Risk of Entering Mexico. The Joint Venture will enable the Company to enter Mexico to manufacture denim, with a partner with an existing denim manufacturing business, who has local expertise in everything from hiring and communication with the work force to dealing with legal and governmental and regulatory issues. In addition, the Company's joint venture partner is already operating its modern manufacturing facilities profitably, which eliminates a major risk inherent in building a new manufacturing facility.

o Accelerate Its Move into Mexico at a Lower Capital Cost. The Joint Venture will provide the Company with a two-year head start in establishing a denim manufacturing facility in Mexico. It would take the Company two years to build a new manufacturing facility in Mexico. Also, building a new facility would require capital expenditures and interest expense all during the two-year construction period as well as significant start-up costs in the first year of operations. With the Joint Venture the Company will invest in and start with a business that is already profitable.

o Lower Fabric Cost per Yard. The Joint Venture will enable the Company to produce some basic denim fabric in Mexico, which is unprofitable in our U.S. manufacturing facilities. Due to the lower cost of production of the Joint Venture, the Company will be able to produce such basic denim fabric profitably which the Company believes will enable it to maintain its market share in all price points of denim fabric.

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

Foreign Currency Exposures

The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. Foreign currency options and forward contracts and natural offsets are used to hedge against the earnings effects of such fluctuations. As of July 1, 2000, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of July 1, 2000 would have a negative impact of approximately $9.5 million.

Interest Rate Exposures

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The fair values of the agreements are not materially different from the notional values as of July 1, 2000.

Derivative Financial Instruments

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term assets and commitments. These short-term assets and commitments principally relate to accounts receivable and trade payable positions and fixed asset purchase obligations. Unrealized gains and losses related to outstanding forward exchange contracts at July 1, 2000 are not material.

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

Item 4.  Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.  Other Information (not applicable)

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

         (b) Reports on Form 8-K - The Registrant filed a Form 8-K on June 1, 2000 to report, among other things, that the Company had solicited consents of the holders of record on May 9, 2000 of its 9 1/8 % Senior Subordinated Notes Due 2008 (the "Notes") to an amendment to the indenture, dated as of February 24, 1998, among the Company, its domestic subsidiaries party thereto, as guarantors, and SunTrust Bank (f/k/a SunTrust Bank, Atlanta), as trustee, which governs the Notes.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Galey & Lord, Inc.
                                     -------------------------
                                                 (Registrant)




                                     /s/ Michael R. Harmon
                                     --------------------------------
                                     Michael R. Harmon
                                     Executive Vice President,
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer), Treasurer
                                     and Secretary




August 2, 2000
--------------
     Date

                                  EXHIBIT INDEX


Exhibit                                                        Sequential
Number            Description                                    Page No.
-------           -----------                                  ----------


27                Financial Data Schedule