Form 10-K
period 2000-09-30
GALEY & LORD INC
filed 2000-12-27
CIK 884124

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
    OF 1934

For the fiscal year ended                     Commission File Number 0-20080
                                                                     -------
September 30, 2000
------------------

                              GALEY & LORD, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                          56-1593207
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

980 Avenue of the Americas
New York, New York                                         10018
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


                                 212/465-3000
              --------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No____
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 15, 2000, was approximately $14,052,799.

The number of shares outstanding of Common Stock, as of December 15, 2000, was 11,960,754 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 2001 annual meeting of stockholders of the Company are incorporated by reference into Part III.

                                              Exhibit Index at Pages 65 - 71

                                    PART I

Item 1.  BUSINESS
-----------------

This 2000 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, successful implementation of the Company's strategic initiatives announced September 20, 2000, raw materials and other costs, the level of the Company's indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein.

General

   Galey & Lord, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1987 for the purpose of acquiring, in February 1988, substantially all of the assets of the Blends Apparel and Prints divisions of Burlington Industries, Inc. ("Burlington"). The Company acquired these businesses through its wholly-owned subsidiary Galey & Lord Industries, Inc. ("Industries"). Prior to April 1992, the Company was known as Galey & Lord Holdings, Inc., and Industries operating subsidiary was known as Galey & Lord, Inc. In June 1996, the Company, through a subsidiary of Industries, G&L Service Company, North America, Inc. ("G&L Service Company"), acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated. In January 1998, the Company acquired the apparel fabrics business of Dominion Textile, Inc. ("Dominion"), which primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group ("Swift"), the Klopman International Group ("Klopman") and Swift Textiles Europe, Ltd. ("Swift Europe"). The Company conducts all of its operations through its subsidiaries and joint venture interests. Unless otherwise specified herein, all references to the Company or the Registrant include the Company, Industries, G&L Service Company, Dimmit, Swift and Klopman.

   The Company is a leading global manufacturer of textiles for sportswear, including cotton casuals, denim and corduroy, as well as a major international manufacturer of workwear fabrics. The Company also is a manufacturer of dyed and printed fabrics for use in home fashions. In order to offer customers a complete package of fabrics and garments from one source, the Company has established garment manufacturing operations, which the Company believes provides a competitive advantage over other fabric manufacturing companies.

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

   The Company on August 18, 2000 completed a transaction which formed a 50/50 joint venture (the "Joint Venture") in Mexico, Swift Denim-Hidalgo, pursuant to which the Company received an equity interest in a newly formed Mexican entity which simultaneously acquired an existing denim manufacturing business (the "Existing Business") from a group which included the Company's partner in the Joint Venture. The Existing Business is a "state-of-the-art" denim fabric factory built within the past three years. The Company has contributed cash and inventory. In addition, equipment from the closure of the Company's Erwin facility (see discussion below) will be transferred to the joint venture as part of an expansion. The Company's investment including the above equipment will total $14.0 million.

   In the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives aimed at increasing the Company's competitiveness and profitability by reducing costs. The principal manufacturing initiatives include
(1) the completion of the Swift Denim-Hidalgo joint venture (discussed above),
(2) the closing of the Company's denim manufacturing facility in Erwin, North Carolina in December 2000 and (3) the closing the Company's yarn spinning operation at its Brighton Plant in Shannon, Georgia in December 2000. In addition, the Company provided for the elimination of duplicate personnel at the Company's Klopman International operation in Italy. Approximately 1,370 employees will be terminated as a result of the initiatives, including production workers, administrative support and management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events"

Strategy

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

   Expanding International Operations. Through the expansion of international manufacturing capabilities and sales offices, the Company is better able to service both local markets in various parts of the world, as well as its U.S. customers as they expand globally. As a result of the Acquisition, the Company acquired manufacturing facilities in the U.S., Canada and Italy and through a joint venture has an interest in a facility in Tunisia, as well as sales offices in Eastern and Western Europe, South America and Asia, to complement its previously existing manufacturing facilities in the U.S. and Mexico. During fiscal 1999, the Company began operations through a leased facility in Tunisia and continues to build production in its Monclova, Mexico garment facility that began production during the fourth quarter of fiscal 1998. During fiscal 2000, the Company closed a transaction which formed a 50/50 joint venture in Mexico, Swift Denim-Hidalgo, which acquired an existing "state-of-the-art" denim factory from a group which included the Company's partner in the Joint Venture. As of September 30, 2000, approximately 34% of the Company's long lived assets were located outside of the United States.

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

                                                               Fiscal Year
                                    --------------------------------------------------------------
                                             2000                 1999                 1998(1)
                                    ------------------    ------------------    ------------------
                                                    (dollar amounts in thousands)
Galey & Lord Apparel...........     $459,410     48.0%    $457,851     48.0%    $481,422     53.3%
Swift Denim....................      348,540     36.4%     324,661     34.1%     277,313     30.7%
Klopman International..........      128,923     13.4%     140,838     14.8%      97,812     10.8%
Home Fashion Fabrics...........       20,887      2.2%      29,766      3.1%      46,104      5.2%
                                    --------    -----     --------    -----     --------    -----
 Totals........................     $957,760    100.0%    $953,116    100.0%    $902,651    100.0%
                                    ========    =====     ========    =====     ========    =====

 (1) Sales in 1998 include the Acquired Business since January 29, 1998, the date of the Acquisition.


     For additional financial information with respect to the four segments and for geographical segment data, see Note O to the Company's consolidated financial statements contained herein.

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

     The Company is a vertically integrated manufacturer of woven cotton and cotton blended apparel fabrics with various plants involved in spinning, weaving and dyeing and finishing. The spun yarn is woven into greige fabric using high-speed air-jet looms. The Company dyes and finishes all of its woven cotton casual and uniform fabrics at its Society Hill, South Carolina manufacturing facility. The Company has significant assets devoted to creating value-added fabrics, including an extensive range of suede finished fabrics. The finishing process used by the Company depends upon the type and style of fabrics being produced in accordance with customer specifications. Fabrics are woven by the Company based on projected sales but are dyed and finished according to customer purchase orders. In order to operate its dyeing and finishing facility at optimum capacity, the Company purchases a portion of its greige fabric requirements from outside sources. During periods of lower demand for dyed and finished fabrics, the Company reduces its purchases of greige fabrics from outside sources and uses its internal capacity to supply market demands.

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

     Through its garment manufacturing facilities in Piedras Negras, Mexico, the Company cuts, sews and finishes garments for its apparel customers. The location of the Company's garment manufacturing facilities in Mexico allows the Company to respond quickly to the needs of its U.S. apparel customers and to compete effectively with competitors in the Far East who have longer lead times for delivery of goods to the U.S. To meet increasing demand, the Company recently opened an additional garment manufacturing facility in Monclova, Mexico during the fourth quarter of fiscal 1998.

     The Company's cotton and cotton blended fabrics are sold principally to manufacturers of men's and women's wear. Fabrics produced for these markets are predominately 100% cotton. The Company's customers include brand name and private label manufacturers and chain stores. They include Levi's, Haggar, Savane and Tropical Sportswear Int'l Corporation, Polo Ralph Lauren, Calvin Klein, Gap, Inc., Tommy Hilfiger Corporation, Polo Jeans Co., Liz Claiborne and Eddie Bauer. In addition, the Company sells to suppliers of mail order catalogs.

     Major corduroy customers are Levi's, Haggar, Tommy Hilfiger, H.D. Lee Co. Inc., as well as Aalfs, Oxford Industries, Inc., and Tropical Sportswear Int'l who are private label and mail order suppliers.

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

     Swift, recognized in the industry for product innovation, concentrates on product development on high value-added products that are developed primarily for the mid and upper ranges of distribution as determined by retail selling prices. The Company believes that Swift is the world's largest producer of value-added denim. Swift has established leadership in developing differentiated denim products such as black denim, ring spun denim, eco denim and rebel ring products. The Company believes that domestically most of its products are in the mid to upper range of the market and that over 50% of its products are in the upper range of the market.

     Through its recently formed joint venture, Swift Denim-Hidalgo, the Company will produce some basic denim fabric in Mexico, which is unprofitable to produce in our U.S. manufacturing facilities. Due to the lower cost of production in Mexico, the Company believes the joint venture will enable it to maintain its market share in all price points of denim fabric.

     Swift enjoys a wide distribution, and its major customers include Levi's, Polo Jeans Co., Tommy Hilfiger Corporation, Gap, Old Navy, Nautica, Guess, Inc., Abercrombie and Fitch, American Eagle Outfitters, Eddie Bauer, H.D. Lee Co. Inc. and Wrangler. It also is a supplier to private label programs through major apparel contractors including Aalfs Manufacturing Inc., PL Industries, Kentucky Apparel and Border Corp. and sells to mail order suppliers including Land's End, Inc., L.L. Bean Inc., J. Crew

Group Inc. and Eddie Bauer, Inc. Swift's international customers include Levi's, Revelacion En El Vestir S.A., Western Glove, Jack Spratt, Hoi Kosher Garment Fty. Ltd. and Luen Fung (Hop Kee) Garment.

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

     Klopman operates a spinning, weaving and dyeing and finishing plant in Frosinone, Italy and and a spinning and weaving facility in Tunisia. The Company's European operations have executed a strategy to purchase greige fabric worldwide in order to achieve more competitive costs.

     Klopman International's customers include the Kansas Group, Alexandra Workwear plc., CCM Limited, Alsico NV, Mulliez Freres, Amuco International SpA, Dickies, Haniel/Eurodress, Van Moer, Levi's, Carhartt and G-Star.

Home Fashion Fabrics

     The Home Fashion Fabrics Division manufactures dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains, accessories and certain upholstery applications. The Company also manufactures greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing.

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

     Home Fashion Fabrics' major customers include Regency Home Fashions Inc., Arley Corp., Burlington Industries, Inc., and Guilford Mills, Inc.

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

     Sales for fiscal 2000 and fiscal 1999 to various divisions of Levi Strauss & Co., Inc. accounted for approximately 22% of the Company's total net sales for both years. These divisions of Levi Strauss & Co. Inc. purchase fabrics from the Company independently of each other, and the loss of business from any one division would not necessarily affect the Company's orders from other divisions. No other customer accounts for more than 10% of the Company's total net sales.

     At September 30, 2000, the Company had approximately 2,800 customer accounts.

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

     The Company purchases spun yarn and greige fabric to supplement its own production. These products are available from a number of suppliers. As part of the Fiscal 2000 Strategic Initiatives, the Company has entered into a long-term strategic partnership with Parkdale Mills, Inc. Parkdale is a highly modernized, state of the art yarn spinner who has the capability to supply the Company with high quality, cost competitive, ring and open end yarns.

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

Trademarks and Patents

     The Company owns, or has the right to use under license various patents, trademarks and service marks. The Company's "Galey & Lord", "Swift Denim" and "Swift Textiles" trademarks are registered with many countries worldwide, including the United States Patent and Trademark Office. In addition, the Company's "Klopman" trademarks are registered with many European countries. Other than the "Galey & Lord", "Swift Denim", "Swift Textiles" and "Klopman" trademarks, the Company does not consider any of its patents, licensed technology, trademarks or service marks to be material to the conduct of its business.

Backlog

     The Company's order backlog at September 30, 2000 was $178.4 million, a 44% increase from the October 2, 1999 backlog of $124.2 million. While the Company's backlog has increased from the previous year, many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not provide as meaningful information with regard to the Company's future sales as order backlogs have in the past.

Seasonality

     The Company's business is not highly seasonal. Galey & Lord Apparel's product mix varies seasonally (with demand for corduroy fabric primarily in the fall/winter selling season and sportswear in the spring/summer selling season). Galey & Lord Apparel's weaving, dyeing and finishing equipment and processes are configured to produce both corduroy and other woven fabrics, allowing the Company to adapt to seasonal demand and to maintain consistent levels of production throughout the entire year. Swift Denim's sales, consistent with the denim industry, are historically lower in the March quarter; however, to meet June and September customer demand, production is generally unaffected. Klopman International's sales are historically lower in the September quarter due to the European vacation period in August. The Home Fashion Fabrics Division experiences a very minimal fluctuation in the demand for the products it produces.

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

     Under the Caribbean Basin Initiatives (CBI) the U.S. Congress has established several incentives that provide favorable treatment to the U.S. textile industry. Under the provisions of CBI, garments manufactured in the Caribbean can be imported into the U.S. with favorable quota and duty treatment as long as the fabric is made in the U.S. beginning with U.S. yarn. While the Company to date has not experienced any increased fabric sales related to CBI it expects that the initiatives will positively impact its future sales. CBI however, will have a negative impact on the Company's garment facilities as low labor cost facilities in the Caribbean will compete with Mexican garment production on substantially the same quota and duty basis.

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

     Galey & Lord Apparel.   There are several major competitors in the finished
cotton casual apparel fabrics business, none of which dominates the market. The Company's major competitors include Delta Woodside Industries, Inc., Graniteville Company, a division of Avondale Mills, Inc. and Milliken & Company Inc. The Company's technical expertise in finishing enables it to provide a number of value-added fabrics to differentiate itself from its competitors, including an extensive range of suede finished fabrics. The Company is the only vertically integrated domestic producer of corduroy fabrics. Competition to the Company's corduroy business is mostly from imported garments and, to a lesser extent, a domestic converter of fabrics. As previously discussed, the Company produces garment packages for its fabric customers thereby allowing its customers to avoid dealing with multiple suppliers to bring products to market.

     The Company's major domestic competitors in the workwear and careerwear business are Graniteville Company, Riegel Textile Corp., a division of Mount Vernon Mills, Inc., Milliken & Company Inc. and Springs Industries, Inc.

     Swift Denim. The U.S. denim market is highly concentrated, with four denim manufacturers supplying approximately 70% of the market. Cone Mills Corporation, Avondale Mills, Inc. and Burlington are Swift's major competitors.

     Klopman International. Klopman is the leading pan-European manufacturer and distributor of workwear and careerwear fabrics. It competes with domestic suppliers in each country it serves. Its major competitors in its principal markets are Lauffenmuhle GmbH, Carrington Career and Workwear Fabrics and Royal Ten-Cate NV.

     Home Fashion Fabrics. The Company's Home Fashion Fabrics division competes with a number of printers and dyers offering similar services, including Raytex Finishing Company, Santee Print Works, Inc. and Slater Screen Print Works.

     Other. In Europe, the Company believes that its joint venture, Swift Europe, is the leader in the value-added denim market with a rich mix of differentiated products. Its principal competitors include Kaihara in Japan, Hellenic Fabrics S.A. in Greece, Orta Anadolu in Turkey, Atlantic Mills Ltd. in Ireland and Tavex Alogodoner, S.A. in Spain.

Employees

     At September 30, 2000, the Company had approximately 5,700 U.S. employees, approximately 600 of whom were covered by a collective bargaining agreement. Of these U.S. employees, approximately 5,450 were employed in manufacturing and 250 in administration and sales. As a result of the Fiscal 2000 Strategic Initiatives, 1,336 of the above U.S. employees will be terminated in December quarter 2000, including all the employees discussed above covered by a collective bargaining agreement. The collective bargaining agreement covering these employees was scheduled to expire in January 2001. At September 30, 2000, G&L Service Company had approximately 3,750 employees in Mexico. Approximately 48% of these employees are covered by a collective bargaining agreement which expires in January 2001. The Company is currently in negotiations with representatives of the employees. Management believes that a new collective bargaining agreement will be signed in January 2001. Also, at September 30, 2000, the Company had approximately 800 Canadian employees and 810 employees in operations elsewhere in the world, mainly in Europe. The majority of these employees are covered by collective bargaining agreements. As a result of the Fiscal 2000 Strategic Initiatives, 34 of the European employees will be terminated in fiscal 2001. Substantially all of the Company's employees are full-time. The Company believes that its employee relations are satisfactory.

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

Item 2.  PROPERTIES
-------------------

     The following table sets forth the general location, principal uses and approximate size of the Company's principal properties and whether such properties are leased or owned:

                                                                                                   Approximate        Leased
                                                                                                     Area In             Or
Facility Name              Location                    Use                                         Square Feet         Owned
-------------              --------                    ---                                         -----------         -----
Flint....................  Gastonia, NC                Spinning                                      250,000           Owned
Brighton/(1)/............  Shannon, GA                 Spinning and weaving                          877,000           Owned
McDowell.................  Marion, NC                  Weaving                                       222,000           Owned
Society Hill.............  Society Hill, SC            Dyeing and finishing                          527,000           Owned
Society Hill II..........  Society Hill, SC            Dyeing, finishing and warehousing             250,000           Owned
Asheboro.................  Asheboro, NC                Weaving and greige cloth storage              386,000           Owned
Caroleen.................  Caroleen, NC                Spinning                                      375,000           Owned
Corporate Offices........  Greensboro, NC              Corporate                                      24,000           Leased
Executive Offices........  New York, NY                Executive and sales office                     22,000           Leased
Blue Warehouse...........  Society Hill, SC            Greige and finished cloth storage             100,000           Owned
Hermitage Warehouse......  Rome, GA                    Cotton and yarn storage                        45,000           Leased
Riverside Warehouse......  Rome, GA                    Cotton and yarn storage                        20,000           Leased
Red Warehouse............  Marion, NC                  Yarn storage                                   33,000           Owned
Elm Street Warehouse.....  Greensboro, NC              Finished cloth storage                        108,000           Owned
Dimmit Industries........  Piedras Negras, Mexico      6 sewing & garment finishing facilities       228,000           Leased
Alta Loma................  Monclova, Mexico            Sewing and warehousing facility               200,000           Leased
Eagle Pass Facilities....  Eagle Pass, TX              1 cutting and 1 warehousing facility           16,000           Leased
Swift Executive Offices..  Atlanta, GA                 Executive offices                              14,000           Leased
Swift Operations Offices.  Columbus, GA                Operations and sales                           27,000           Leased
Erwin Plant/(1)/.........  Erwin, NC                   Spinning                                    1,325,000           Owned
Erwin Plant/(1)/.........  Erwin, NC                   Weaving, dyeing and finishing                 343,000           Owned
6th Avenue Plant.........  Columbus, GA                Spinning                                      963,000           Owned
Boland Plant.............  Columbus, GA                Weaving, dyeing and finishing                 480,000           Owned
Drummondville Plant......  Drummondville, Quebec       Spinning, weaving, dyeing and finishing       523,000           Owned
Klopman Plant............  Frosinone, Italy            Spinning, weaving, dyeing and finishing       861,000           Owned
Tunisia Plant............  Monastir, Tunisia           Spinning and weaving                           79,500           Leased

/(1)/ As a result of the Fiscal 2000 Strategic Initiatives, operations at the Erwin plant and at the yarn spinning facility at the Brighton Plant will cease. See Management's Discussion and Analysis of Financial Condition and Results of Operations -Significant Events".

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

                                    PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK
----------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

     The Company's common stock, $.01 par value, (the "Common Stock") is traded on the New York Stock Exchange under the symbol "GNL". As of November 30, 2000, the Company had approximately 2,050 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.


                                                2000                             1999
                                    ----------------------------    ---------------------------
                                      High                Low         High               Low
                                    --------            --------    --------           --------
First Quarter...................    $2 15/16            $1 1/4       $13 3/4             $8
Second Quarter..................    $2 11/16            $1 5/8       $8 15/16            $3 1/2
Third Quarter...................    $3 1/8              $1 13/16     $5 3/16             $3 1/16
Fourth Quarter..................    $4 5/8              $2 1/16      $5 1/2              $2 1/2

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

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

                      SUMMARY OF SELECTED FINANCIAL DATA
                 (Amounts in thousands, except per share data)

                                                                                         FISCAL YEAR
                                                               ----------------------------------------------------------
Statements of Operations Data/(1)/:                           2000/(2)/     1999        1998/(3)/     1997/(4)/     1996/(5)/
                                                              ---------    --------    ----------     --------      ---------
Net sales...................................................   $957,760    $953,116    $  902,651    $493,362    $411,455
Cost of sales...............................................    855,045     874,571       796,219     439,207     367,992
Gross profit................................................    102,715      78,545       106,432      54,155      43,463
Selling, general and administrative expenses................     33,408      34,269        30,524      18,123      13,526
Amortization of intangible assets...........................      4,768       4,826         3,793       1,679       1,298
Impairment of fixed assets..................................     49,251           -             -           -           -
Plant closing costs.........................................     14,316           -             -           -           -
Operating income............................................        972      39,450        72,115      34,353      28,639
Interest expense............................................     66,081      60,935        47,566      12,326      11,579
Income from associated companies............................     (6,258)     (4,240)       (2,621)          -           -
Bridge financing interest expense...........................          -           -         3,928           -           -
Loss on foreign currency hedges.............................          -           -         2,745           -           -
Write-off of merger costs...................................          -           -             -           -       1,600
Income (loss) before income taxes and extraordinary items...    (58,851)    (17,245)       20,497      22,027      15,460
Income tax expense (benefit)................................    (20,563)     (6,209)        8,678       8,350       5,982
Income (loss) before extraordinary items....................    (38,288)    (11,036)       11,819      13,677       9,478
Extraordinary items.........................................          -           -          (524)          -           -
Net income (loss)...........................................   $(38,288)   $(11,036)   $   11,295    $ 13,677    $  9,478

Weighted average number of shares outstanding...............     11,942      11,881        12,173      11,986      11,910
Net income (loss) per common share - diluted:
Income (loss) before extraordinary items....................   $  (3.21)   $   (.93)   $      .97    $   1.14    $    .80
Extraordinary items.........................................          -           -          (.04)          -           -
Net income (loss) - diluted.................................   $  (3.21)   $   (.93)   $      .93    $   1.14    $    .80
Cash dividends per common share.............................   $      -    $      -    $        -    $      -    $      -

Balance Sheet Data:
   Total assets.............................................   $896,104    $978,716    $1,038,293    $349,191    $304,876
   Long-term debt...........................................    648,505     658,051       682,926     176,755     149,265
   Stockholders' equity.....................................     55,589     108,737       127,877     104,317      89,645

/(1)/ The Company uses a 52-53 week fiscal year. Fiscal 1998 was a 53-week year.
      All other fiscal years presented were 52-week years.
/(2)/ Includes $63.7 million (pre-tax) of charges related to the Company's
      Fiscal 2000 Strategic Initiatives announced in September 2000. Excluding charges related to the strategic initiatives, net income would have been $3.2 million or $.27 per common share. See Note J to the Company's consolidated financial statements.
/(3)/ Includes the acquisition of the apparel fabrics business of Dominion
      Textile, Inc. which occurred on January 29, 1998.
/(4)/ Selling, general and administrative expenses include a $3.0 million pre-tax charge taken due to the bankruptcy of a Home Fashion Fabrics customer.

/(5)/ Includes the write-off of merger costs associated with the termination of the previously announced merger of the Company and the Graniteville Company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------

     SIGNIFICANT EVENTS

     Fiscal 2000 Strategic Initiatives

     The Company operates in an extremely competitive environment. Imports of foreign-made textile and apparel products are a significant source of competition and have increased significantly over the last few years. This surge of lower price imports have made it necessary for the Company to permanently reduce its cost of goods sold to remain competitive and profitable. In the September quarter 2000, the Company announced a series of strategic initiatives aimed at increasing the Company's competitiveness and profitability by reducing the cost of products manufactured. The principal manufacturing initiatives include:

          (1) Completion of a joint venture, Swift Denim-Hidalgo, in Mexico to produce denim (see further discussion below). This operation will be expanded over the next 12 months to accommodate the growing demand for denim produced in the Western Hemisphere, particularly Mexico.

          (2) Closing the Company's denim manufacturing facility in Erwin, North Carolina in December 2000. Value added denim produced by this plant will be transferred to the Company's Columbus, Georgia plant which will also be expanded. The remaining volume, mostly basic denim, will be produced in Mexico by the Company's new joint venture, Swift Denim-Hidalgo, beginning in fiscal 2001.

          (3) Closing the Company's yarn spinning operation at its Brighton Plant in Shannon, Georgia in December 2000. The weaving operation at this plant will continue and will be modernized over the next three years with approximately $25-$30 million of planned capital expenditures. The yarn requirements for this plant will be outsourced to Parkdale Mills, Inc., the world's largest supplier of sales yarn.

     In addition to the principal manufacturing initiatives above, the Company also provided for the elimination of duplicate personnel in its Klopman International operation in Italy that impacted 34 positions.

     The total of all of the above initiatives resulted in plant closing and impairment charges totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The components of the plant closing and impairment charge include $49.3 million for fixed asset impairments, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. Approximately 1,370 employees will be terminated as a result of the initiatives and are principally production workers, administrative support and management. All production at the effected facilities will cease during the December quarter 2000 at which time substantially all of the effected employees will be terminated. Severance will be paid out either in a lump sum or over a maximum period of up to eighteen months. As of September 30, 2000, no employees were terminated and no plant closing costs were paid with respect to the initiatives. The Company expects that the sale of real estate and equipment could take 12 months or longer to complete.

The Company expects to incur run-out expenses related to the plant closings of $6-$9 million before taxes. Run-out expenses include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs. These expenses will be charged to operations as incurred primarily in the December quarter 2000 and continuing to a lesser extent in March quarter 2001. Of the total closing and run-out costs, approximately $21 million will be cash costs and are expected to be substantially offset by cash receipts from asset sales and lower working capital needs.

The Company will also curtail defined benefit pension and post-retirement medical plan benefits for employees terminated under the strategic initiatives. The financial effect of curtailment and settlement of the benefit plans will result in a $2.3 million net curtailment gain. The Company expects to recognize this gain in the December quarter 2000, when the related employees are terminated.

As part of its strategic initiatives, the Company amended its credit agreement to allow for the creation of foreign secured senior indebtedness under certain conditions. The placement of senior secured indebtedness would result in a better utilization of foreign cash flow and reduce cash taxes in foreign locations.

Swift Denim-Hidalgo Joint Venture

The Company on August 18, 2000 completed a transaction which formed Swift Denim-Hidalgo, a 50/50 joint venture (the "Joint Venture") in Mexico, pursuant to which the Company received a 50% equity interest in a newly formed Mexican entity which simultaneously acquired an existing denim manufacturing business (the "Existing Business") from a group which included the Company's partner in the Joint Venture. The Existing Business is a "state-of-the-art" denim fabric factory built within the past three years. The Company has contributed cash and inventory. In addition, equipment from the closure of the Company's Erwin facility (see discussion above) will be transferred to the joint venture as part of an expansion. The Company's investment including the above equipment will total $14.0 million.

Since the North American Free Trade Agreement was enacted in 1994, some U.S. denim fabric producers as well as many jeans sewing factories have established operations in Mexico.

The Company believes the Joint Venture will enable it to:

 . Lower Its Risk of Entering Mexico. The Joint Venture has enabled the Company to enter Mexico to manufacture denim, with a partner with an existing denim manufacturing business, who has local expertise in everything from hiring and communication with the work force to dealing with legal, governmental and regulatory issues of Mexico. In addition, the Company's joint venture partner was already operating its modern manufacturing facilities profitably, which eliminates a major risk inherent in building a new manufacturing facility.

 . Accelerate Its Move into Mexico at a Lower Capital Cost. The Joint Venture has provided the Company with a two-year head start in establishing a denim manufacturing facility in Mexico. It would take the Company two years to build a new manufacturing facility in Mexico. Also, building a new facility would require capital expenditures and interest expense all during the two-year construction period as well as significant start-up costs in the first year of operations. With the Joint Venture, the Company has invested in and started with a business that was already profitable.

 . Lower Fabric Cost per Yard. The Joint Venture will enable the Company to produce some basic denim fabric in Mexico, which is unprofitable in its U.S. manufacturing facilities. Due to the lower cost of production in Mexico, the Company believes the Joint Venture will enable it to maintain its market share in all price points of denim fabric.

Dominion Textile, Inc. Acquisition

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

RESULTS OF OPERATIONS

The Company's operations are classified into four operating segments: (1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for fiscal 2000, 1999 and 1998 for each segment are shown below:

                                                     Fiscal Year Ended
                                         September 30,   October 2,   October 3,
                                              2000          1999         1998*
                                            ------        ------       ------
Net Sales Per Segment
 Galey & Lord Apparel                       $459.4        $457.9       $481.5
 Swift Denim                                 348.6         324.7        277.3
 Klopman International                       128.9         140.8         97.8
 Home Fashion Fabrics                         20.9          29.7         46.1
                                            ------        ------       ------
 Total                                      $957.8        $953.1       $902.7
                                            ======        ======       ======

Operating Income (Loss) Per Segment As
 Reported
 Galey & Lord Apparel                       $ 25.9        $ 23.0       $ 26.7
 Swift Denim                                 (33.6)          5.2         37.6
 Klopman International                        11.2          11.6          5.5
 Home Fashion Fabrics                         (2.2)          (.2)         2.8
 Corporate**                                  (0.3)          (.2)         (.5)
                                            ------        ------       ------
 Total                                      $  1.0        $ 39.4       $ 72.1
                                            ======        ======       ======

                                                                   Fiscal Year Ended
                                                   September 30,       October 2,         October 3,
                                                       2000               1999               1998*
                                                      ------             ------             ------
Operating Income (Loss) Per Segment
 Excluding Strategic Initiatives
 Galey & Lord Apparel                                 $ 37.3             $ 23.0             $ 26.7
 Swift Denim                                            18.0                5.2               37.6
 Klopman International                                  11.9               11.6                5.5
 Home Fashion Fabrics                                   (2.2)               (.2)               2.8
 Corporate**                                            (0.3)               (.2)               (.5)
                                                      ------             ------             ------
 Total                                                $ 64.7             $ 39.4             $ 72.1
                                                      ======             ======             ======

* Includes the results for the Acquired Business from January 29, 1998, the date the acquisition was completed.

** Corporate operating income (loss) consists principally of administrative expenses from the Company's various holding companies.

The Company's order backlog at September 30, 2000 was $178.4 million, a 44% increase from the October 2, 1999 backlog of $124.2 million. While the Company's backlog has increased from the previous year, many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not provide as meaningful information with regard to the Company's future sales as order backlogs have in the past.

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales
---------

Net sales for fiscal 2000 were $957.8 million as compared to $953.1 million for fiscal 1999. The $4.7 million increase in net sales primarily resulted from improved sales volume partially offset by lower selling prices.

Galey & Lord Apparel Galey & Lord Apparel's net sales for fiscal 2000 were $459.4 million, a $1.5 million increase over fiscal 1999's net sales of $457.9 million. The net sales increase is primarily attributable to a 1% increase in fabric sales volume and a 35% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's Monclova, Mexico garment facility which is continuing to increase production. Overall, average selling prices, inclusive of product mix changes, declined approximately 1.9%.

Swift Denim Swift Denim's net sales for fiscal 2000 were $348.6 million as compared to $324.7 million in fiscal 1999. The $23.9 million increase in net sales is primarily due to a 12% increase in volume, partially offset by a 4% decline in selling prices with the remainder due to changes in product mix.

Klopman International Klopman International's net sales for fiscal 2000 were $128.9 million, an $11.9 million decline compared to fiscal 1999's net sales of $140.8 million. The weakening of the Euro resulted in a 13% decline in net sales. The remainder of the decline was due to a 3% decline in selling prices, partially offset by a 5% increase in sales volume.

Home Fashion Fabrics Net sales for Home Fashion Fabrics for fiscal 2000 were $20.9 million compared to $29.7 million in fiscal 1999. The $8.8 million decline in net sales has principally resulted from a 22% decline in volume and a 3% decline in average selling prices.

Operating Income

Fiscal 2000 operating income was $1.0 million compared to $39.4 million in fiscal 1999. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, fiscal 2000 operating income would have been $64.7 million. Included in consolidated operating income in fiscal 1999 was a $1.8 million charge related to severance.

Galey & Lord Apparel Galey & Lord Apparel's operating income for fiscal 2000 was $25.9 million as compared to $23.0 million for fiscal 1999. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel's operating income would have been $37.3 million. The operating income increase, excluding the Fiscal 2000 Strategic Initiatives, principally reflects the impact of $17.5 million related to lower raw material prices and improved manufacturing efficiencies, a $0.4 million charge related to severance in fiscal 1999 and a $3.0 million improvement in the Company's garment production facilities in Mexico, partially offset by $14.3 million of lower fabric selling prices. While the Company's garment facilities have shown improvement in fiscal 2000, the Company expects to continue to incur inefficiencies at the Company's Monclova, Mexico garment facility until it reaches full production.

In addition, during fiscal 2000 the Company received a $1.9 million recovery from the arbitration settlement of a claim with a supplier. The claim resulted from the delivery of defective chemicals which rendered inventory produced unsuitable for the intended customer's use.

Swift Denim Swift Denim's operating loss for fiscal 2000 was $33.6 million compared to fiscal 1999 operating income of $5.2 million. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, Swift Denim's operating income would have been $18.0 million. The increase in Swift Denim's operating income, excluding the Fiscal 2000 Strategic Initiatives, principally reflects a $15.0 million improvement in raw material variances and a $7.8 million improvement in fixed cost spending and absorption, partially offset by a $13.0 million decline in selling prices.

Klopman International Klopman International's operating income in fiscal 2000 was $11.2 million as compared to $11.6 million in fiscal 1999. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, Klopman International's operating income would have been $11.9 million. The operating income increase, excluding the Fiscal 2000 Strategic Initiatives, principally reflects a $7.0 million improvement related to manufacturing efficiencies, changes in product mix, lower selling, general and administrative expense and foreign exchange gains on sales not denominated in Euros, partially offset by $4.6 million related to the impact of lower selling prices. In addition, Klopman's results were negatively impacted by $1.8 million by foreign currency translation due to the weakness of the Euro to the US Dollar.

Home Fashion Fabrics Home Fashion Fabrics reported an operating loss for fiscal 2000 of $2.2 million as compared to an operating loss for fiscal 1999 of $0.2 million. The decrease in operating income was principally due to the lower sales volume and selling prices discussed above, partially offset by favorable manufacturing variances.

Income from Associated Companies

Income from associated companies was $6.3 million in fiscal 2000 as compared to $4.2 million in fiscal 1999. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $66.1 million in fiscal 2000 compared to $60.9 million in fiscal 1999. The increase in interest expense was primarily due to higher interest rates paid by the Company as a result of increased spreads over LIBOR due to the July 13, 1999 amendment of the Senior Credit Facility (as defined herein), higher prime and LIBOR base rates and higher average debt balances in fiscal 2000 as compared to fiscal 1999. The average interest rate paid by the Company on its bank debt in fiscal 2000 was 8.9% per annum as compared to 8.5% per annum in fiscal 1999.

Income Taxes

The Company's overall tax rate for fiscal 2000 was approximately 34.9% as compared to 36.0% for fiscal 1999. The difference from the statutory rate resulted primarily from changes in the relative amounts of domestic and foreign earnings in fiscal 2000 as compared to fiscal 1999. In fiscal 2000, domestic losses were partially offset by higher foreign earnings.

Net Income (Loss) and Net Income (Loss) Per Share

The Company reported a net loss for fiscal 2000 of $38.3 million or $3.21 per common share compared to a net loss for fiscal 1999 of $11.0 million or $.93 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for fiscal 2000 would have been $3.2 million or $.27 per common share.

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales

Net sales for fiscal 1999 were $953.1 million as compared to $902.7 million for fiscal 1998. The $50.4 million increase in net sales primarily resulted from four additional months of net sales in fiscal 1999 from the Acquired Business, due to the timing of the Acquisition on January 29, 1998, partially offset by a $23.6 million decline in Galey & Lord Apparel net sales and a $16.4 million decline in Home Fashion Fabrics net sales. Fiscal 1999 was also a 52-week year compared to a 53-week year in fiscal 1998.

Galey & Lord Apparel Galey & Lord Apparel's net sales for fiscal 1999 were $457.9 million, a $23.6 million decline over fiscal 1998 net sales of $481.5 million. Fabric sales volume declined 5% primarily due to lower volume in corduroy and uniform fabrics partially offset by an increase in woven sportswear. In garments, which represents approximately 10% of the segment's sales, volume increased 38% due principally to the addition of the Monclova, Mexico facility that began production at the end of fiscal 1998. Overall, the segment's average selling prices declined slightly principally due to reduced volume of corduroy which has higher average selling prices than other fabrics.

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

Klopman International Klopman International's net sales for fiscal 1999 were $140.8 million, a $43.0 million increase over fiscal 1998 net sales of $97.8 million. Of the $43.0 million increase in net sales, an increase of $54.1 million is attributable to an additional four months of net sales in fiscal 1999, due to the timing of the Acquisition. The increase was partially offset by a 5% decline in volume and a 5% decline in sales due to exchange rate changes with the remainder due to sales price declines.

Home Fashion Fabrics Net sales for Home Fashion Fabrics for fiscal 1999 were $29.7 million compared to $46.1 million for fiscal 1998. The $16.4 million decline in net sales has principally resulted from a 21% decline in volume and a 17% decline in average selling price, inclusive of product mix changes.

Operating Income

Operating income for fiscal 1999 was $39.4 million compared to $72.1 million in fiscal 1998. Included in consolidated operating income in fiscal 1999 is a $1.8 million charge related to severance in connection with management's goal of reducing ongoing costs. Each of the segments' results below reflect the impact of the severance charge for that segments' affected employees. All the employees affected were terminated prior to the end of fiscal 1999. Cash expenditures related to the affected employees will be made over the next two fiscal years.

Galey & Lord Apparel Galey & Lord Apparel's operating income was $23.0 million for fiscal 1999 as compared to $26.7 million for fiscal 1998. The $3.7 million decline principally reflects the impact of $5.2 million related to lower volume in fabric sales, $6.6 million for changes in price and product mix, $2.6 million related to manufacturing inefficiencies in garment manufacturing principally related to start up costs at the Monclova, Mexico garment operation that began production in the September quarter of fiscal 1998 and a $0.4 million charge related to severance in connection with the management's goal of reducing ongoing costs. These declines were partially offset by improvement of $10.1 million in raw material prices, manufacturing efficiencies and higher first quality yields in woven sportswear fabric production. In addition, selling, general and administrative expenses declined $1.2 million.

During fiscal 1999, the Company's garment operations continued to experience lower efficiencies and profitability than management's expectations. Accordingly, the Company, as discussed previously, initiated a change in product mix in its garment operations during the fourth quarter of fiscal 1999. The change was designed to improve productivity and profitability by reducing the number of garment styles produced thereby reducing the number of style changes that generally result in lower efficiencies.

Swift Denim Fiscal 1999 operating income for Swift Denim was $5.2 million, a $32.4 million decline from the fiscal 1998 operating income of $37.6 million. The decline in Swift Denim's operating income principally reflects the impact of $25.3 million related to lower volume including the related impacts on manufacturing efficiencies, $11.1 million in selling prices and a charge of $1.4 million related to severance in connection with the management's goal of reducing ongoing costs. These declines were partially offset by $4.7 million for the impact of four additional months of results in fiscal 1999.

Klopman International Klopman International's operating income in fiscal 1999 increased $6.1 million to $11.6 million as compared to fiscal 1998 operating income of $5.5 million. The increase was primarily due to $3.6 million related to four additional months of results in fiscal 1999, due to the timing of the Acquisition and $6.7 million in manufacturing efficiencies partially offset by $3.9 million related to the impact of volume and pricing changes discussed above and $.5 million related to the effect of foreign currency translation.

Home Fashion Fabrics Home Fashion Fabrics reported an operating loss for fiscal 1999 of $0.2 million as compared to operating income for fiscal 1998 of $2.8 million. The decrease in the operating income for fiscal 1999 is principally due to $3.2 million in lower margins resulting from the lower volumes and the decline in average sales prices. This decrease was partially offset by lower selling, general and administrative expenses of $0.2 million.

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

Interest Expense

Interest expense was $60.9 million in fiscal 1999 compared to $51.5 million in fiscal 1998 which included a $1.8 million pre-tax charge related to borrowings under the Bridge Financing (as defined herein) and a charge of $2.1 million pre-tax of loan costs related to the Bridge Financing. The increase in interest expense in fiscal 1999 compared to fiscal 1998 was due to indebtedness incurred to fund the Acquisition being outstanding for the full fiscal year as compared to the eight months in the 1998 fiscal year. In addition to the higher overall average outstanding balances, interest expense also increased due to higher spreads over LIBOR due to the amendments of the Senior Credit Facility (as defined herein) during the 1999 fiscal year. The average interest rate paid by the Company on its bank debt in fiscal 1999 was 8.5% as compared to 8.6% in fiscal 1998.

Income Taxes

The Company's overall tax rate for fiscal 1999 was approximately 36.0% as compared to 42.3% for fiscal 1998. The difference from the statutory rate reflects the offset of state tax benefits with the effect on pre-tax income of nondeductible goodwill associated with the Acquisition.

Net Income (Loss) and Net Income (Loss) Per Share

The Company reported a net loss of $11.0 million or $.93 per common share on a diluted basis as compared to net income of $11.3 million or $.93 per common share on a diluted basis for fiscal 1998. Fiscal 1998 net income included charges of $7.5 million pre-tax or $.38 per common share related to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries had cash and cash equivalents totaling $9.6 million and $14.3 million at September 30, 2000 and October 2, 1999, respectively. The Company had a total of $69.9 million of borrowing availability under its Senior Credit Facility at September 30, 2000.

During fiscal 2000, the Company primarily utilized its available cash and revolving credit borrowings under its Senior Credit Facility to fund the Company's operating and investing requirements.

Senior Credit Facility

On January 29, 1998 the Company entered into a new credit agreement, as amended, (the "Senior Credit Facility") with First Union National Bank ("FUNB"), as agent and lender, and its syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million (reduced to $200 million pursuant to the July 1999 Amendment, as defined below) or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). Portions of Term Loan B and Term Loan C were repaid pursuant to the July 1999 Amendment.

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with FUNB, as agent and lender, and its syndicate of lenders. The amendment, which became effective as of July 3, 1999 (the "July 1999 Amendment"), replaced the Adjusted Leverage Ratio covenant (as defined in the July 1999 Amendment) with a minimum EBITDA covenant (as defined in the July 1999 Amendment) until the Company's December quarter 2000, replaced the Consolidated Net Worth covenant with a Consolidated Retained Earnings covenant (both as defined in the July 1999 Amendment), waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio until the Company's December quarter 2000 and modified the Company's covenant related to capital expenditures.

On September 7, 2000, the Company amended the Senior Credit Facility to exclude charges related to the Company's Fiscal 2000 Strategic Initiatives from the computation of the covenants. For additional information regarding the Company's Fiscal 2000 Strategic Initiatives, see "Significant Events" above.

Under the Senior Credit Facility (as amended by the July 1999 Amendment), for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus
 .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of
(A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.75% and (B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or
(ii) LIBOR plus a margin of 3.75%. In addition, pursuant to the July 1999 Amendment, the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments.
In addition, the Company and each of its domestic subsidiaries granted the lenders, as additional collateral, a lien on all real property owned in the United States. In connection with the July 1999 Amendment, the Company incurred charges of $0.6 million during fiscal 1999 principally related to the real estate liens and legal fees.

Beginning with the quarter ending December 30, 2000, the Company will be subject to leverage and fixed charge coverage ratios, as amended pursuant to the July 1999 Amendment. In addition, under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $349,157 through March 27, 2004, three quarterly payments of $32,820,773 and final amount of $27,854,048 on Term Loan B's maturity of April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $247,687 through April 2, 2005, three quarterly payments of $23,034,918 and a final amount of $19,511,595 on Term Loan C's maturity of April 1, 2006. Pursuant to the July 1999 Amendment, borrowings under the Senior Credit Facility will bear interest in accordance with the following pricing options beginning on February 16, 2001. Under the Senior Credit Facility, as amended on December 22, 1998 and July 3, 1999, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either
(i) (a) the greater of the prime rate or the federal funds rate plus .50% plus
(b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or
(ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios and (B) with respect to Term Loan C, either (i) (a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios.

At September 30, 2000, interest on the Company's term loan and revolving credit borrowings were based on one and three-month market LIBOR rates averaging 6.62% and on a prime rate of 9.5%. The Company's weighted average borrowing rate on these loans at September 30, 2000 was 10.13%, which includes spreads ranging from 3.00% to 3.75% on the LIBOR borrowings and a spread of 1.75% on the prime rate borrowings.

The Company's obligations under the Senior Credit Facility are secured by all of the assets of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom. For fiscal 2000, the Company's Excess Cash Flow payment, which was made on December 19, 2000, was $15.6 million.

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

The Company expects to spend approximately $24 million for capital expenditures in fiscal 2001. The Company anticipates that approximately 60% of the forecasted capital expenditures will be used to increase the Company's capacity while the remaining 40% will be used to maintain existing capacity.

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

On August 18, 2000, the Company and its noteholders amended the indenture, dated February 24, 1998 ("the Indenture"), entered into in connection with the Notes to amend the definition of "Permitted Investment" in the Indenture to allow the Company and its Restricted Subsidiaries (as defined in the Indenture) to make additional investments (as defined in the Indenture) totaling $15 million at any time outstanding in one or more joint ventures which conduct manufacturing operations primarily in Mexico. This amendment was completed to allow the Company sufficient flexibility in structuring its investment in the Swift Denim-Hidalgo joint venture discussed above.

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

Tax Matters

At September 30, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $34.3 million, which will be carried forward to offset future taxable income and will expire in 2019-2020 if unused. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $53.1 million at September 30, 2000 will be realized. This review, along with the timing of the reversal of its temporary differences and the expiration dates of the NOLs, were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

Other

Pursuant to an agreement (the "Pension Funding Agreement"), dated January 29, 1998 with the Pension Benefit Guaranty Corporation ("PBGC"), the Company was required to provide $5.0 million additional funding to three defined benefit pension plans previously sponsored by Dominion, $3.0 million of which was paid at the closing of the Acquisition, $1.0 million was paid during the March quarter 1999 and the remaining $1.0 million was paid in the March quarter 2000. The Pension Funding Agreement also gives the PBGC a priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company's obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, if (i) the pension plans are fully funded for two consecutive years and (ii) the Company receives an investment grade rating on its debt.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("FAS 133"), which is required to be adopted in years beginning after June 15, 2000. The Company is required to adopt FAS 133 effective October 1, 2000. Under FAS 133, the Company will be required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at September 30, 2000, the Company has calculated that the adoption will not have a material impact on the Company's results of operations or statement of financial position.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. As of September 30, 2000, a 10% decline in market price would have a negative impact of approximately $8.0 million on the value of the contracts.

Interest Rate Exposures

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company currently has interest rate swap agreements on $25.0 million of its outstanding floating-rate bank debt. The interest rate swaps assure that the Company will pay a maximum LIBOR rate of 5.53% (excluding any applicable spread required by the Senior Credit Facility) for the period ending January 2001. The following table provides information about the Company's interest rate swap agreements that are sensitive to changes in interest rates. The table presents notional amounts and interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be made under the contracts.


                                              Notional
                                               Amount
                                            Maturing in
                                            Fiscal Year       2000
                                               2001        Fair Value
                                               ----        ----------
          Interest Rate Swaps              (Dollar amounts in 000's)
            Notional amount                   $13,000         $  51
                                              $12,000         $  47

          Average receive rate                   6.08%
          Average pay rate                       5.53%

Derivative Financial Instruments

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on sales, purchases, short-term assets and commitments. These short-term assets and commitments principally related to accounts receivable and trade payable positions and fixed asset purchase obligations. The following table provides information about the Company's foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company's financial statements. The table presents the notional amounts at the current exchange rate and contractual foreign currency exchange rates by contractual maturity dates. The tables do not include firmly committed transactions that have not been hedged or transactions that are not firmly committed even though the probability of certain transactions occurring is high.

                                                     Maturity      2000       Maturity      1999
                                                        in      Unrealized       In      Unrealized
                                                       2001     Gain/(loss)    2000      Gain/(loss)
                                                       ----     -----------    ----      -----------
                                                               (Dollar amounts in 000's)
Forward contracts to sell British Pounds
  Notional amount                                     $8,579        $ (74)     $    -       $    -
  Average contract rate in Lira                        3,211                        -
Forward contracts to purchase U.S. Dollars
  Notional amount                                     $    -        $   -      $1,500       $   (7)
  Average contract rate in Lira                            -                    1,815

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Galey & Lord, Inc.


     We have audited the accompanying consolidated balance sheets of Galey & Lord, Inc. as of September 30, 2000 and October 2, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galey & Lord, Inc. at September 30, 2000 and October 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         Ernst & Young LLP


Greensboro, North Carolina
October 30, 2000

                              GALEY & LORD, INC.

                          CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except per share and share data)


                                                      ASSETS

                                                                                                 September 30,   October 2,
                                                                                                      2000          1999
                                                                                                 -------------   ----------
Current assets:
  Cash and cash equivalents.....................................................................    $   9,641    $  14,300
  Trade accounts receivable, less deductions for doubtful receivables, discounts, returns and
    allowances of $6,911 in 2000 and $6,531 in 1999.............................................      197,422      176,547
  Sundry notes and accounts receivable..........................................................        7,461        6,994
  Inventories...................................................................................      166,522      175,101
  Income taxes receivable.......................................................................        1,556       10,586
  Deferred income taxes.........................................................................       12,902       11,776
  Prepaid expenses and other current assets.....................................................        3,957        4,773
                                                                                                    ---------    ---------
        Total current assets....................................................................      399,461      400,077

Property, plant and equipment, at cost:
  Land..........................................................................................       11,489       15,946
  Buildings.....................................................................................      121,775      142,476
  Machinery, fixtures and equipment.............................................................      339,303      361,961
                                                                                                    ---------    ---------
                                                                                                      472,567      520,383
  Less accumulated depreciation and amortization................................................     (172,484)    (136,682)
                                                                                                    ---------    ---------

                                                                                                      300,083      383,701

Investment in and advances to associated companies..............................................       31,878       22,966
Deferred charges, net...........................................................................       13,571       15,437
Other non-current assets........................................................................        1,735        2,391
Intangibles, net................................................................................      149,376      154,144
                                                                                                    ---------    ---------
                                                                                                    $ 896,104    $ 978,716
                                                                                                    =========    =========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.............................................................    $   3,072    $   3,072
  Trade accounts payable........................................................................       59,907       63,288
  Accrued salaries and employee benefits........................................................       24,028       25,278
  Accrued liabilities...........................................................................       45,583       32,931
  Income taxes payable..........................................................................        1,507        4,790
                                                                                                    ---------    ---------
        Total current liabilities...............................................................      134,097      129,359

Long-term debt..................................................................................      648,505      658,051
Other long-term liabilities.....................................................................       22,813       21,561
Deferred income taxes...........................................................................       35,100       61,008

Stockholders' equity:
  Common Stock-$.01 par value, authorized 25,000,000 shares; issued
    12,349,960 shares in 2000 and 12,292,121 shares in 1999,
    Outstanding 11,960,754 shares in 2000 and 11,902,915 shares in 1999.........................          124          123
  Contributed capital in excess of par value....................................................       39,673       39,420
  Retained earnings.............................................................................       32,537       70,825
  Less 389,206 Common Stock shares in 2000 and 1999 in treasury, at cost........................       (2,247)      (2,247)
  Accumulated other comprehensive income (loss).................................................      (14,498)         616
                                                                                                    ---------    ---------
        Total stockholders' equity..............................................................       55,589      108,737
                                                                                                    ---------    ---------
                                                                                                    $ 896,104    $ 978,716
                                                                                                    =========    =========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                                                                 For the Years Ended
                                                                                       ----------------------------------------
                                                                                       September 30,   October 2,   October 3,
                                                                                            2000         1999         1998
                                                                                          --------     --------     --------
Net sales............................................................................       $957,760     $953,116     $902,651
Cost of sales........................................................................        855,045      874,571      796,219
                                                                                            --------     --------     --------
Gross profit.........................................................................        102,715       78,545      106,432
Selling, general and administrative expenses.........................................         33,408       34,269       30,524
Amortization of intangible assets....................................................          4,768        4,826        3,793
Impairment of fixed assets...........................................................         49,251            -            -
Plant closing costs..................................................................         14,316            -            -
                                                                                            --------     --------     --------
Operating income.....................................................................            972       39,450       72,115
Interest expense.....................................................................         66,081       60,935       47,566
Income from associated companies.....................................................         (6,258)      (4,240)      (2,621)
Bridge financing interest expense....................................................              -            -        3,928
Loss on foreign currency hedges......................................................              -            -        2,745
                                                                                            --------     --------     --------
Income (loss) before income taxes and extraordinary item.............................        (58,851)     (17,245)      20,497
Income tax expense (benefit):
   Current...........................................................................          3,738          374        1,014
   Deferred..........................................................................        (24,301)      (6,583)       7,664
                                                                                            --------     --------     --------
                                                                                             (20,563)      (6,209)       8,678
                                                                                            --------     --------     --------
Income (loss) before extraordinary item..............................................        (38,288)     (11,036)      11,819
Extraordinary loss from debt refinancing (net of income tax benefit of $332).........              -            -          524
                                                                                            --------     --------     --------
Net income (loss)....................................................................       $(38,288)    $(11,036)    $ 11,295
                                                                                            ========     ========     ========
Net income (loss) per common share:

Basic:

   Average common shares outstanding.................................................         11,942       11,881       11,743

   Income (loss) per share before extraordinary item.................................       $  (3.21)    $   (.93)    $   1.01
   Extraordinary item................................................................              -            -         (.05)
                                                                                            --------     --------     --------
   Net income (loss) per common share - basic........................................       $  (3.21)    $   (.93)    $    .96
                                                                                            ========     ========     ========

Diluted:

   Average common shares outstanding.................................................         11,942       11,881       12,173

   Income (loss) per share before extraordinary item.................................       $  (3.21)    $   (.93)    $    .97
   Extraordinary item................................................................              -            -         (.04)
                                                                                            --------     --------     --------
   Net income (loss) per common share - diluted......................................       $  (3.21)    $   (.93)    $    .93
                                                                                            ========     ========     ========



          See accompanying notes to consolidated financial statements.

                              GALEY & LORD, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                                For the Years Ended
                                                                                      ---------------------------------------
                                                                                      September 30,   October 2,   October 3,
                                                                                          2000           1999         1998
                                                                                      -------------   ----------   ----------
Cash flows from operating activities:
   Net income (loss)................................................................       $(38,288)    $(11,036)  $   11,295
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation of property, plant and equipment................................         40,028       41,819       31,528
       Amortization of intangible assets  549                                                 4,768        4,826        3,793
       Amortization of deferred charges.............................................          2,844        2,548        3,622
       Deferred income taxes........................................................        (24,301)      (6,582)       7,664
  Non-cash compensation.............................................................            254          207        1,180
       (Gain)/loss on disposals of property, plant and equipment....................            500         (132)         115
       Undistributed income from associated companies...............................         (6,258)      (4,240)      (2,621)
       Impairment of fixed assets...................................................         49,251            -            -
       Plant closing costs..........................................................         14,316            -            -
       Extraordinary loss from debt refinancing  -                                                -            -          524
       Other........................................................................              -            -          688
       Changes in assets and liabilities (net of acquisition):
   Accounts receivable - net........................................................        (25,314)       4,509      (25,959)
   Sundry notes and accounts receivable.............................................         (1,242)       4,351        4,788
   Inventories  (2,584)                                                                       3,611        9,192      (11,690)
   Prepaid expenses and other current assets........................................            309         (628)       3,445
   Other non-current assets.........................................................            511       (1,039)        (848)
   Trade accounts payable...........................................................            210       (1,509)      (1,248)
   Accrued liabilities..............................................................            860       (2,325)       6,192
   Income taxes payable.............................................................          5,568       (3,510)      (2,542)
   Other long-term liabilities......................................................           (327)         155        1,017
                                                                                           --------     --------   ----------
     Total adjustments..............................................................         65,588       47,642       19,648
                                                                                           --------     --------   ----------
  Net cash provided by (used in) operating activities...............................         27,300       36,606       30,943
                                                                                           --------     --------   ----------

Cash flows from investing activities:
 Acquisition of business - net of cash acquired.....................................              -            -     (457,078)
 Property, plant and equipment expenditures.........................................        (19,001)     (27,185)     (33,784)
 Proceeds from sale of property, plant and equipment................................            339        5,014        5,812
 Distributions received from associated companies...................................          5,142        6,519        3,662
 Investment in affiliates...........................................................         (7,821)           -            -
 Other..............................................................................           (942)       1,066       (2,045)
                                                                                           --------     --------   ----------
  Net cash provided by (used in) investing activities...............................        (22,283)     (14,586)    (483,433)
                                                                                           --------     --------   ----------

Cash flows from financing activities:
 Increase/(decrease) in revolving line of credit....................................          4,900        8,600      (22,900)
 Principal payments on long-term debt...............................................        (12,959)     (51,604)    (813,983)
 Issuance of long-term debt.........................................................              -       18,000    1,323,490
 Net proceeds from issuance of common stock.........................................              -           22        1,779
 Tax benefit from exercise of stock options.........................................              -          205          152
 Payment of bank fees and loan costs................................................           (828)      (2,687)     (18,719)
                                                                                           --------     --------   ----------
  Net cash provided by (used in) financing activities...............................         (8,887)     (27,464)     469,819
 Effect of exchange rate changes on cash and cash equivalents.......................           (789)        (202)         340
                                                                                           --------     --------   ----------
 Net increase (decrease) in cash and cash equivalents...............................         (4,659)      (5,646)      17,669
 Cash and cash equivalents at beginning of period...................................         14,300       19,946        2,277
                                                                                           --------     --------   ----------
 Cash and cash equivalents at end of period.........................................       $  9,641     $ 14,300   $   19,946
                                                                                           ========     ========   ==========

         See accompanying notes to consolidated financial statements.

                              GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (Amounts in thousands, except share data)

                                                                                                       Accumulated
                                                                                                          Other
                                          Comprehensive   Common  Contributed  Retained   Treasury    Comprehensive
                                          Income (Loss)   Stock     Capital    Earnings     Stock     Income (Loss)     Total
                                          -------------   ------  -----------  ---------  ---------  ---------------  ----------
Balance at September 27, 1997.........                      $121      $35,877  $ 70,566    $(2,247)  $             -   $104,317

Issuance of 166,011 shares of Common
 Stock upon exercise of options.......                         1        1,638         -          -                 -       1,639
Issuance of 7,686 shares of
 Restricted Common Stock..............                         -          140         -          -                 -         140
Tax benefit from exercise of stock
 options..............................                         -          152         -          -                 -         152
Compensation earned related to
 issuance of stock options............                         -        1,180         -          -                 -       1,180
Comprehensive income:
 Foreign currency translation
  adjustment..........................         $  9,154        -            -         -          -             9,154       9,154
   Net income for fiscal 1998.........           11,295        -            -    11,295          -                 -      11,295
                                               --------     ----      -------  --------   --------   ---------------    --------
Total comprehensive income............         $ 20,449
                                               ========
Balance at October 3, 1998............                      $122      $38,987  $ 81,861    $(2,247)  $         9,154    $127,877

Issuance of 37,200 shares of Common
 Stock upon exercise of options.......                         1           21         -          -                 -          22
Issuance of 27,530 shares of
 Restricted Common Stock..............                         -          138         -          -                 -         138
Tax benefit from exercise of stock
 options..............................                         -          205         -          -                 -         205
Compensation earned related to
 issuance of stock options............                         -           69         -          -                 -          69
Purchase of 2 shares of Treasury Stock                         -            -         -          -                 -           -
Comprehensive income (loss):
 Foreign currency translation
  adjustment..........................         $ (8,538)       -            -         -          -            (8,538)     (8,538)
 Net income (loss) for fiscal 1999....          (11,036)       -            -   (11,036)         -                 -     (11,036)
                                               --------     ----      -------  --------   --------   ---------------    --------
Total comprehensive income (loss).....         $(19,574)
                                               ========
Balance at October 2, 1999............                      $123      $39,420  $ 70,825    $(2,247)  $           616    $108,737

Issuance of 57,839 shares of
 Restricted Common Stock..............                         1          119         -          -                 -         120
Compensation earned related to
 issuance of stock options............                         -          134         -          -                 -         134
Comprehensive income (loss):
 Foreign currency translation
  adjustment..........................         $(15,114)       -            -         -          -           (15,114)    (15,114)
 Net income (loss) for fiscal 2000....          (38,288)       -            -   (38,288)         -                 -     (38,288)
                                               --------     ----      -------  --------   --------   ---------------    --------
Total comprehensive income (loss).....         $(53,402)
                                               ========
Balance at September 30, 2000.........                      $124      $39,673  $ 32,537    $(2,247)  $       (14,498)   $ 55,589
                                                            ====      =======  ========   ========   ===============    ========

         See accompanying notes to consolidated financial statements.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998


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

   Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to cost the majority of domestic inventories. The cost of other inventories is determined by the first-in, first-out (FIFO) method.

   Income Taxes: The Company uses the liability method of accounting for deferred income taxes which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

   Property, Plant and Equipment: Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 40 years for buildings and 5 to 15 years for machinery, fixtures and equipment.

   Deferred Charges: Deferred debt charges are being amortized over the lives of related debt as an adjustment to interest expense. Accumulated amortization at September 30, 2000 and October 2, 1999 was $6.3 million and $3.6 million, respectively.

   Goodwill: The excess of the purchase cost over the fair value of assets acquired is being amortized over 20 to 40 years. Accumulated amortization at September 30, 2000 and October 2, 1999 was $15.4 million and $11.9 million, respectively. The Company evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life to determine whether goodwill is recoverable. The Company believes that no impairment of goodwill existed at September 30, 2000.

   Other Intangibles: The Company has $48.6 million and $49.9 million of other intangibles at September 30, 2000 and October 2, 1999, respectively. The other intangibles represent the value of certain trademarks acquired in the January 1998 acquisition of the apparel assets of Dominion Textile, Inc. These trademarks are amortized over 40 years. Accumulated amortization at September 30, 2000 and October 2, 1999 was $3.4 million and $2.1 million, respectively.

   Accounting for Stock-Based Compensation: The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which require that the Company recognize expense for the fair value of stock-based compensation awarded during the year.

   Foreign Currency Translation: The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates established during the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate effectively as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the consolidated statements of operations. Foreign currency transaction losses included in the consolidated statement of operations are not material.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998


NOTE A - Summary of Significant Accounting Policies (Continued)

   Derivative Financial Instruments: The Company utilizes derivative financial instruments principally to manage market risks and reduce its exposure resulting from fluctuations in foreign currency exchange rates, interest rates and raw material cotton prices. Derivative instruments include swap agreements, forward exchange and purchase contracts. Gains and losses relating to qualifying hedges are deferred and are recognized in income or as an adjustment to carrying amounts when the hedged transaction occurs. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. To the extent that the anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses charged to earnings on a current basis. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations.

   Revenue Recognition: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During fiscal 2000, 1999 and 1998, invoices issued under these terms represent 14%, 20% and 19% of revenue, respectively.

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

   Fiscal Year: The Company uses a 52-53 week fiscal year. The years ended September 30, 2000 and October 2, 1999 were 52-week years. The year ended October 3, 1998 was a 53-week year.

   Recently Issued Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("FAS 133"), which is required to be adopted in years beginning after June 15, 2000. The Company is required to adopt FAS 133 effective October 1, 2000. Under FAS 133, the Company will be required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at September 30, 2000, the Company has calculated that the adoption will not have a material impact on the Company's results of operations or statement of financial position.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE B - Business Acquisitions

     On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion Textile, Inc. ("Dominion") and certain other parties, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of approximately $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group, the Klopman Group and Swift Europe. Swift Denim is the second largest supplier of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities (see Note D - Long-term Debt below). The Company used the net proceeds from the private placement closed on February 24, 1998 of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 to repay portions of such credit facilities. In connection with the Acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair value of approximately $585.6 million and assumed liabilities of approximately $191.6 million. During fiscal 1999, the Company finalized the allocation of the fixed portion of the purchase price and has recorded goodwill of approximately $72.9 million for the excess of purchase price (including assumed liabilities) over the fair market value of the assets acquired. During fiscal 2000, the Company and Polymer finalized the cash settlement. Goodwill is being amortized over a 40-year period. The results of operations of the Acquired Business have been included in the consolidated financial statements from the date of the Acquisition.

   The following unaudited pro forma results of operations assumes that the Acquisition had occurred at the beginning of fiscal 1998. These pro forma results give effect to certain adjustments, including depreciation of property, plant and equipment, amortization of the cost of the Acquisition in excess of net assets acquired and interest expense resulting from the acquisition and related financing. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combination been in effect on the dates indicated or which may occur in the future.

                                                                                   For the Year Ended
                                                                                   ------------------
                                                                                    October 3, 1998
                                                                                    ---------------
                                                                          (in thousands except per share data)
          Net sales....................................................                 $   1,065,964
          Income before extraordinary item.............................                 $       2,927
          Income before extraordinary item per share - diluted.........                 $         .24
          Net income...................................................                 $       2,403
          Net income per share - diluted...............................                 $         .20

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE C - Inventories

   Inventories at September 30, 2000 and October 2, 1999 are summarized as follows (in thousands):

                                                                  2000        1999
                                                                  ----        ----
   Raw materials.............................................   $  5,009    $  7,503
   Stock in process..........................................     32,502      28,413
   Produced goods............................................    126,348     139,949
   Dyes, chemicals and supplies..............................     11,536      11,050
                                                                --------    --------
   Total inventory at first-in, first-out (FIFO) cost........    175,395     186,915
   Less LIFO and other reserves..............................     (8,873)    (11,814)
                                                                --------    --------
                                                                $166,522    $175,101
                                                                ========    ========

   Inventories valued using the LIFO method comprised approximately 67% and 70% of domestic inventories at September 30, 2000 and October 2, 1999, respectively. Inventory held at foreign locations was $33.8 million and $39.0 million at September 30, 2000 and October 2, 1999, respectively.

       During fiscal 2000, the Company's inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with fiscal 2000 costs, the effect of which increased cost of sales by approximately $247,000 and decreased net income by $164,000 or $.01 per common share.

NOTE D - Long-term Debt

Long-term debt consists of the following (in thousands):

                                                              2000      1999
                                                              ----      ----
   Senior Credit Facility:
          Revolving Credit Note...........................   $120,000  $115,100
          Term Loan B.....................................    131,062   132,601
          Term Loan C.....................................     92,973    94,066
   Senior Subordinated Notes..............................    298,887   298,737
   Other borrowings with various rates and maturities.....      8,655    20,619
                                                             --------  --------
                                                              651,577   661,123
   Less Current portion...................................     (3,072)   (3,072)
                                                             --------  --------
                                                             $648,505  $658,051
                                                             ========  ========

   At September 30, 2000, the annual maturities of the principal amounts of long-term debt were as follows (in thousands):

   2001..............................     $  3,072
   2002..............................        3,105
   2003..............................        3,141
   2004..............................      188,158
   2005..............................      107,589
   Thereafter........................      346,512

Senior Credit Facility

   The Company's principal credit facility, dated as of January 29, 1998, as amended (the "Senior Credit Facility"), is with First Union National Bank ("FUNB"), as agent and lender, and its syndicate of lenders. On September 7, 2000, the Senior Credit Facility was amended to exclude charges related to the Company's Fiscal 2000 Strategic Initiatives from the computation of the covenants and permitted senior secured indebtedness under certain conditions. For additional information regarding the Company's Fiscal 2000 Strategic Initiatives, see Note J.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE D - Long-term Debt (Continued)

   The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million (reduced to $200 million pursuant to the July 1999 Amendment) or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). Portions of Term Loan B and Term Loan C were repaid pursuant to the July 1999 Amendment (as defined below).

   In an amendment to the Senior Credit Facility which became effective as of July 3, 1999 (the "July 1999 Amendment"), the Adjusted Leverage Ratio covenant (as defined in the July 1999 Amendment) was replaced with a minimum EBITDA covenant (as defined in the July 1999 Amendment) until the Company's December quarter 2000, the Consolidated Net Worth covenant was replaced with a Consolidated Retained Earnings covenant (both as defined in the July 1999 Amendment), compliance by the Company with the Adjusted Fixed Charge Coverage Ratio was waived until the Company's December quarter 2000 and the Company's covenant related to capital expenditures was modified.

   Under the Senior Credit Facility, for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or
(ii) LIBOR plus a margin 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% and (B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or (ii) LIBOR plus a margin of 3.75%. In addition, in connection with the July 1999 Amendment the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. In addition, the Company and each of its domestic subsidiaries granted the lenders, as additional collateral, a lien on all real property owned in the United States. In connection with the July 1999 Amendment, the Company incurred charges of $0.6 million principally related to the real estate liens and legal fees.

   Beginning with the quarter ending December 30, 2000, the Company will be subject to leverage and fixed charge coverage ratios under the Senior Credit Facility, as amended by the July 1999 Amendment. In addition, under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $349,157 until March 27, 2004, three quarterly payments of $32,820,773 and final amount of $27,854,048 on Term Loan B's maturity on April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $247,687 until April 2, 2005, three quarterly payments of $23,034,918 and a final amount of $19,511,595 on Term Loan C's maturity of April 1, 2006. Pursuant to the July 1999 Amendment, borrowings under the Senior Credit Facility will bear interest in accordance with the following pricing options beginning on February 16, 2001. The revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or
(ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios and (B) with respect to Term Loan C, either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios.

   At September 30, 2000, the Company's availability under its revolving line of credit under the Senior Credit Facility was $69.9 million. At September 30, 2000, interest on the Company's term loan and revolving credit borrowings were based on one and three-month market LIBOR rates averaging 6.62% and on a prime rate of 9.5%. The Company's weighted average borrowing rate on these loans at September 30, 2000 was 10.13%, which includes spreads ranging from 3.0% to 3.75% on the LIBOR borrowings and a spread of 1.75% on the prime rate borrowings.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE D - Long-term Debt (Continued)

   The Company's obligations under the Senior Credit Facility, as amended pursuant to the July 1999 Amendment, are secured by all of the assets of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

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

Senior Subordinated Debt

   On February 24, 1998, the Company closed a private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Initial Notes"). Net proceeds from the offering of $289.3 million (net of Initial Purchaser's discount and offering expenses), were used to repay (i) $275.0 million principal amount of Bridge Financing (as defined herein) borrowings under a Senior Subordinated Credit Agreement incurred to partially finance the Acquisition and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility.

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

     On August 18, 2000, the Company and its noteholders amended the indenture, dated February 24, 1998 (the "Indenture") entered into in connection with the Notes to amend the definition of "Permitted Investment" in the Indenture to allow the Company and its Restricted Subsidiaries (as defined in the Indenture) to make additional Investments (as defined in the Indenture) totaling $15 million at any time outstanding in one or more joint ventures which conduct manufacturing operations primarily in Mexico.

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

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE D - Long-term Debt (Continued)

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

   Interest rate swap agreements - The fair value of the Company's interest rate swap agreements is determined by comparing the agreements' anticipated cash flows based on current interest rates to the cash flows of a similar interest rate swap agreement which could be obtained as of September 30, 2000.

   Forward exchange contracts - The fair value of outstanding forward exchange contracts is determined based on quotes obtained from public-trading currency markets.

Publicly Traded Debt

   At September 30, 2000 and October 2, 1999, the fair value of the Company's 9 1/8% Senior Subordinated Notes Due 2008 was approximately $64.0 million and $75.0 million, respectively, as compared to the carrying values of $298.9 million and $298.7 million, respectively.

Interest Rate Swap Agreements

   The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company currently has interest rate swap agreements on $25 million of its outstanding floating-rate bank debt. The interest rate swaps assure that the Company will pay a maximum LIBOR rate of 5.53% (excluding any applicable spread required by the Senior Credit Facility) for the period ending January 2001. The amount paid or received under the swap agreements is based on the changes in actual interest rates and is recorded as an adjustment to interest expense. At September 30, 2000 and October 2, 1999, the fair value of the Company's interest rate swaps was $98,300 and $162,300 respectively.

Forward Exchange Contracts

   The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on sales, purchases, short-term assets and commitments. These short-term assets and commitments principally related to accounts receivable and trade payable positions and fixed asset purchase obligations.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE E - Financial Instruments (Continued)

     The table (in thousands) below summarizes by currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars. The purchased amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies and the sold amounts represent the net U.S dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. Forward exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year. All contracts are scheduled to be settled in fiscal year 2001.

                                                2000                                             1999
                           --------------------------------------------     ---------------------------------------------
                             Contractual    Contractual     Unrealized        Contractual    Contractual      Unrealized
         Currency          Value Purchases   Value Sold     Gain/(Loss)     Value Purchases   Value Sold      Gain/(Loss)
         --------          ---------------   ----------     -----------     ---------------   ----------      -----------
     U.S. Dollar             $          -     $       -      $       -         $      1,500   $       -         $   (7)
     British Pound                      -         8,579            (74)                   -           -              -

NOTE F - Income Taxes

   Income (loss) from continuing operations before the provision of income taxes and the extraordinary item consisted of (in thousands):

                                                                           2000                1999                1998
                                                                           ----                ----                ----

     Domestic.........................................................   $(83,537)           $(38,544)            $ 3,786
     Foreign..........................................................     24,686              21,299              16,711
                                                                         --------            --------             -------
                                                                         $(58,851)           $(17,245)            $20,497
                                                                         ========            ========             =======

   The components of income tax expense (benefit) from continuing operations before the extraordinary item are as follows (in thousands):

                                                                           2000                1999                1998
                                                                           ----                ----                ----
Current tax provision:
   Federal..........................................................   $      -             $(2,174)            $(2,703)
   State............................................................         70                  51                  (7)
   Foreign..........................................................      3,668               2,497               3,724
                                                                       --------             -------             -------
Total current tax provision.........................................      3,738                 374               1,014
                                                                       --------             -------             -------

Deferred tax provision:
   Federal..........................................................    (27,051)             (9,999)              4,021
   State............................................................     (3,980)             (1,472)              1,213
   Foreign..........................................................      6,730               4,888               2,430
                                                                       --------             -------             -------
Total deferred tax provision........................................    (24,301)             (6,583)              7,664
                                                                       --------             -------             -------

Total provision for income taxes....................................   $(20,563)            $(6,209)            $ 8,678
                                                                       ========             =======             =======

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE F - Income Taxes (Continued)

   The following is a reconciliation of the United States statutory tax rate to the effective rate expressed as a percentage of income (loss) before income taxes and extraordinary item:

                                                                           2000                 1999                1998
                                                                           ----                 ----                ----
          Federal statutory rate...................................        (35.0)%             (35.0)%              35.0%
          Distribution of Canadian limited partnership earnings
           subject to U.S. tax.....................................          3.7                   -                   -
          Undistributed foreign earnings subject to U.S. tax.......          1.7                   -                   -
          State taxes, net of federal benefit......................         (4.8)               (5.3)                3.8
          Goodwill amortization....................................          1.1                 4.7                 3.8
          Foreign sales corporation................................            -                   -                (2.7)
          Foreign taxes in excess of (less than) federal
           statutory rate..........................................         (2.3)               (0.3)                1.5
          Other....................................................          0.7                (0.1)                0.9
                                                                          ------              ------                ----
          Effective rate...........................................        (34.9)%             (36.0)%              42.3%
                                                                          ======              ======                ====

     Deferred income taxes are provided for temporary differences between the carrying amounts and the tax bases of assets and liabilities. At September 30, 2000 and October 2, 1999, the Company had $53.1 million and $32.2 million, respectively, of deferred income tax assets and $75.3 million and $81.4 million, respectively, of net deferred income tax liabilities which have been netted for financial statement presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows (in thousands):

                                                               September 30, 2000         October 2, 1999
                                                            ------------------------  ------------------------
                                                              Current    Noncurrent     Current    Noncurrent
                                                               Asset        Asset        Asset        Asset
                                                            (Liability)  (Liability)  (Liability)  (Liability)
                                                            -----------  -----------  -----------  -----------

   Inventory valuation....................................     $  (491)    $      -      $   217     $      -
   Accruals and allowances................................       9,210            -        8,488            -
   Property, plant and equipment..........................           -      (53,783)           -      (60,335)
   Intangibles............................................           -      (20,210)           -      (20,325)
   Net operating loss carryforward........................           -       14,753        3,071       10,919
   Postretirement benefits................................           -        4,565            -        3,717
   Impairment of fixed assets and plant closing costs.....       4,183       20,409            -            -
   Other..................................................           -          (34)           -        5,816
   Valuation allowance....................................           -         (800)           -         (800)
                                                               -------     --------      -------     --------

      Total...............................................     $12,902     $(35,100)     $11,776     $(61,008)
                                                               =======     ========      =======     ========

     During fiscal 2000, the Company incurred net operating losses for U.S. federal and state income tax purposes of approximately $10.9 million which will be carried forward for U.S. federal income tax purposes to offset future taxable income. At September 30, 2000, the Company has a total of approximately $34.3 million U.S. federal net operating loss carryforwards which will expire in years 2019-2020. All state net operating loss carryforwards will be carried forward and will expire in years 2004-2015. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $53.1 million at September 30, 2000 will be realized.

   During fiscal 1999, the Company finalized the fixed portion of the purchase cost of the Acquired Business. In conjunction with the finalization, the value of certain trademarks was determined. Accordingly, a deferred tax liability was recognized through an increase in recorded goodwill.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE F - Income Taxes (Continued)

     At October 2, 1999, the Company had foreign net operating loss carryforwards of $8.4 million. These loss carryforwards, which principally relate to the Company's operations in Italy, were fully utilized in fiscal 2000. During fiscal 1999, the Company reduced the valuation reserve for these foreign loss carryforwards from $10.6 million to $0.8 million at October 2, 1999. The decrease in the valuation reserve reflects the utilization of loss carryforwards against foreign earnings in fiscal 1999 and the projected foreign earnings of fiscal 2000. The decrease in valuation allowance resulted in a reduction of goodwill. During fiscal 2000, the valuation allowance remained at $0.8 million and related to Irish net operating loss carryforwards which existed at the time of the Acquisition.

     At September 30, 2000 and October 2, 1999, undistributed earnings of the Company's foreign subsidiaries amounted to approximately $36.3 million and $23.3 million, respectively. The foreign undistributed earnings are either permanently reinvested or distribution will not result in incremental U.S. taxes. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated. During fiscal 2000, the Company, as part of its intent to place debt in foreign operations, incurred additional tax expense to facilitate the repatriation of existing cash and potential loan proceeds from its Canadian operations.

NOTE G - Supplemental Cash Flow Information

   Cash paid (received) for interest and income taxes is as follows (in thousands):

                                                                                    2000       1999      1998
                                                                                   -------    -------   -------
     Interest...................................................................   $63,033    $57,723   $31,328
     Income taxes...............................................................   $(2,010)   $ 1,691   $ 1,044


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

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE H - Benefit Plans (Continued)

   The following sets forth the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at September 30, 2000 and October 2, 1999 (in thousands):

                                                             Defined Benefit Plans    Supplemental Plan     Postretirement Benefit
                                                             ---------------------    -----------------     ----------------------
                                                                2000        1999        2000       1999         2000        1999
                                                                ----        ----        ----       ----         ----        ----
Change in benefit obligation:
Benefit obligation at beginning of year..................      $60,838     $60,496    $ 2,363    $ 1,783      $ 9,008      $ 9,023
Service cost.............................................        5,475       5,428        269        290          264          283
Interest cost............................................        4,212       4,086        165        145          645          627
Participant contributions................................            -           -          -          -          140          122
Actuarial (gain) loss....................................          919      (5,193)      (276)       (19)        (641)        (356)
Benefits paid............................................       (6,093)     (7,832)         -          -         (678)        (691)
Plan amendments..........................................            -       3,853          -        164            -            -
                                                               -------     -------    -------    -------      -------      -------
Benefit obligation at end of year........................      $65,351     $60,838    $ 2,521    $ 2,363      $ 8,738      $ 9,008
                                                               =======     =======    =======    =======      =======      =======

Change in plan assets:
Fair value of assets at beginning of year................      $66,020     $56,699    $     -    $     -      $     -      $     -
Actual return on plan assets.............................        8,889      11,016          -          -            -            -
Employer contributions...................................        4,301       6,137          -          -          538          569
Participant contributions................................            -           -          -          -          140          122
Benefits paid............................................       (6,093)     (7,832)         -          -         (678)        (691)
                                                               -------     -------    -------    -------      -------      -------
Fair value of assets at end of year......................      $73,117     $66,020    $     -    $     -      $     -      $     -
                                                               =======     =======    =======    =======      =======      =======

Funded status:
Funded status............................................      $ 7,766     $ 5,182    $(2,521)   $(2,363)     $(8,738)     $(9,008)
Unrecognized prior service cost..........................            -           -        253        291            -            -
Unrecognized net actuarial (gain) loss...................       (7,609)     (5,384)       267        560       (1,056)        (436)
Plan amendments..........................................        2,667       2,806          -          -            -            -
                                                               -------     -------    -------    -------      -------      -------
Net amount recognized....................................      $ 2,824     $ 2,604    $(2,001)   $(1,512)     $(9,794)     $(9,444)
                                                               =======     =======    =======    =======      =======      =======

Amounts recognized in the consolidated
 balance sheet:
Prepaid benefit cost.....................................      $ 2,824     $ 2,604    $     -    $     -      $     -      $     -
Accrued benefit liability................................            -           -     (2,001)    (1,512)      (9,794)      (9,444)
                                                               -------     -------    -------    -------      -------      -------
Net amount recognized....................................      $ 2,824     $ 2,604    $(2,001)   $(1,512)     $(9,794)     $(9,444)
                                                               =======     =======    =======    =======      =======      =======

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 30, 2000, October 2, 1999  and October 3, 1998

NOTE H - Benefit Plans (Continued)

  Net pension cost for the plans for the years ended September 30, 2000, October 2, 1999 and October 3, 1998 included the following components (in thousands):

                                                       Defined Benefit Plans       Supplemental Plan      Postretirement Benefit
                                                       ---------------------       -----------------      ----------------------
                                                     2000      1999      1998    2000    1999    1998     2000     1999     1998
                                                     ----      ----      ----    ----    ----    ----     ----     ----     ----
Components of net periodic benefit cost:
Service cost.................................     $ 5,475   $ 5,428   $ 4,683   $ 269   $ 291   $ 158    $ 264    $ 283    $ 227
Interest cost................................       4,212     4,086     3,217     165     145      98      645      627      415
Expected return on plan assets...............      (5,535)   (4,944)   (3,709)      -       -       -        -        -        -
Amortization of prior service cost...........         139       (87)      (87)     38      38      23        -        -        -
Recognized net actuarial (gain) loss.........        (210)      230        40      18      51      28      (22)       -        -
                                                  -------   -------   -------   -----   -----   -----    -----    -----    -----
Net periodic benefit cost....................     $ 4,081   $ 4,713   $ 4,144   $ 490   $ 525   $ 307    $ 887    $ 910    $ 642
                                                  =======   =======   =======   =====   =====   =====    =====    =====    =====

Weighted-average assumptions:
Discount rate................................        7.80%     7.40%     6.95%   7.80%   7.40%   6.95%    7.80%    7.40%    6.95%
Expected return on plan assets...............        8.50      8.50      8.50       -       -       -        -        -        -
Rate of compensation increase................        5.00      5.00      5.50       -       -       -        -        -        -

  The assumed health care cost trend rate was 8% for fiscal 2000, decreasing to 5% by the year 2003 and remaining at that level thereafter. A one-percentage point change in assumed health care cost trend rates have the following effects on fiscal 2000:

                                                                                           One-Percentage      One-Percentage
                                                                                           Point Increase      Point Decrease
                                                                                           --------------      --------------
     Effect on total of service and interest cost components..........................          $109                 $ (94)

     Effect on postretirement benefit obligation......................................           781                  (684)

Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), the Company has given the PBGC a first priority lien of $10 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more pension plans are terminated.

Defined Contribution Plans

   The Company has various defined contribution plans covering qualified U.S. employees. The plans include a provision which allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. During fiscal 1999, the plans were amended to provide for the Company to make a guaranteed match of the employee's contributions and to eliminate the discretionary profit-sharing contribution plan provision. The Company contributions for fiscal 2000, 1999 and 1998 were approximately $3.5 million, $2.9 million and $3.1 million, respectively.

   In addition, the Company provides life and health benefits to substantially all U.S. employees. Employees contribute a fixed amount weekly or monthly as set forth in the plan with the balance paid by the Company. The Company contributions for fiscal 2000, 1999 and 1998 were approximately $17.3 million, $16.3 million and $13.8 million, respectively.

Deferred Compensation Plan

   The Company has a nonqualified, unfunded deferred compensation plan which provides certain key executives with a deferred compensation award which will earn interest at the United States Treasury Bill rate. The award, which is based on the year's operating results, was $792,000, $0 and $307,000 for fiscal 2000, 1999 and 1998, respectively. The plan participants will be vested in the awards upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE H - Benefit Plans (Continued)

termination subject to certain limitations, upon permanent and total disability or death, whichever occurs first. In the event of retirement or disability, any unpaid deferred awards will be paid on the normal five-year maturity schedule. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant's estate or pay the award on the normal five-year maturity schedule.

Foreign Employee Plans

   A significant number of the Company's European employees participate in a government mandated deferred compensation plan. This plan provides benefits to employees upon termination of service with the Company. Employees accrue benefits under the plan based on compensation levels and length of service. Accrued benefits are adjusted upward annually for interest earned on accumulated balances and cost of living increases. Approximately $1.4 million, $1.7 million and $1.5 million has been recognized as expense related to the plan in the accompanying statements of operations for fiscal 2000, 1999 and 1998, respectively. A liability of approximately $7.8 million and $10.1 million is included within other long-term liabilities in the Company's consolidated balance sheets as of September 30, 2000 and October 2, 1999, respectively, to provide for payment of accrued benefits under the plan. Employees are 100% vested in the benefits accrued.

   Many of the Company's European employees participate in government sponsored healthcare and pension plans. Annually, the Company and its employees contribute an amount equal to approximately 45% (35% by the Company; 10% by the employees) of the Company's gross salaries and wages to the government for administration of these plans and other social programs. For fiscal 2000, 1999 and 1998, the Company's portion of the funding totaled $5.7 million, $6.5 million and $4.8 million, respectively.

   The Company's Canadian employees participate in government sponsored healthcare and pension plans. The pension plan requires contributions from the employer and the employee while the healthcare plan requires only employer contributions. The Company's required contributions paid for these plans for fiscal 2000, 1999 and 1998 were approximately $1.4 million, $1.3 million and $0.9 million, respectively. In addition, the Company provides supplemental health and life insurance benefits with contributions for fiscal 2000, 1999 and 1998 totaling $0.4 million, $0.3 million and $0.2 million, respectively. The Company's qualified Canadian employees are also eligible to participate in various retirement savings plans. The plans provide for voluntary pre-tax contributions from employees and guaranteed Company contributions ranging from 2% to 10% of an employee's annual salary. Contributions made to these plans for fiscal 2000, 1999 and 1998 were $0.6 million, $0.6 million and $0.4 million, respectively.

NOTE I - Commitments and Contingencies

   Future minimum commitments for operating leases at September 30, 2000 are as follows (in thousands):


          2001...................................................       $12,489
          2002...................................................         8,835
          2003...................................................         4,313
          2004...................................................         2,184
          2005...................................................         1,728
          Thereafter.............................................           919
                                                                        -------
          Total minimum lease payments...........................       $30,468
                                                                        =======

     Approximately 56% of minimum lease payments on operating leases pertain to real estate as of September 30, 2000. The remainder covers a variety of machinery and equipment. Rental expense for all operating leases was approximately $12.9 million, $11.7 million and $9.1 million in fiscal 2000, 1999 and 1998, respectively.

     The Company is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE J - Fiscal 2000 Strategic Initiatives

     In the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives aimed at increasing the Company's competitiveness and profitability by reducing costs. The initiatives include completing a joint venture in Mexico, closing two of the Company's plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The components of the plant closing and impairment charge include $49.3 million for fixed asset write-offs, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. Approximately 1,370 employees will be terminated as a result of the initiatives and are principally production workers, administrative support and management. All production at the effected facilities will cease during December quarter 2000 at which time substantially all of the effected employees will be terminated. Severance will be paid out in either a lump sum or over a maximum period of up to eighteen months. As of September 30, 2000, no employees were terminated and no plant closing costs were paid in connection with the strategic initiatives. The Company expects that the sale of the related real estate and equipment could take 12 months or longer to complete.

     The table below summarizes the plant closing costs (excluding impairment charges), the amounts paid and the accrual balance as of September 30, 2000:

                                                                            Accrual Balance
                                         Total Charges     Cash Payments      at 9/30/00
                                         -------------     -------------      ----------
     Severance benefits                  $   10,763        $           -     $    10,763
     Lease cancellation and other             3,553                                3,553
                                         ----------        -------------     -----------
                                         $   14,316        $           -     $    14,316
                                         ==========        =============     ===========

   The Company expects to incur run-out expenses related to the plant closings. Run-out expenses include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs. These expenses will be charged to operations as incurred primarily in the December quarter of fiscal 2001 and continuing to a lesser extent in March quarter 2001.

   The Company will also curtail defined benefit pension and post-retirement medical plan benefits for employees terminated under the strategic initiatives. The financial effect of curtailment and settlement of the benefit plans will result in a net curtailment gain which will be recognized when the related employees terminate during fiscal 2001.

NOTE K - Severance Charge

   During the third quarter of fiscal 1999, the Company recognized a $1.8 million charge associated with the termination of 46 salaried employees. The charge was recorded as a component of selling, general and administrative expenses. All affected employees have been terminated with cash payments expected to be spread over a period not to exceed two years from termination. At September 30, 2000, accrued severance was $0.1 million which is equal to the expected future cash expenditures to such terminated employees.

NOTE L - Stockholders' Equity

   The authorized capital stock of the Company consists of (i) 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,960,754 shares are outstanding at September 30, 2000, (ii) 5,000,000 shares of Nonvoting Common Stock, par value $.01 per share, none of which is issued or outstanding, and
(iii) 5,000,000 shares of Preferred Stock, par value $.01 per share, none of which is issued or outstanding.

   On February 9, 1999, the Company's stockholders approved the 1999 Stock Option Plan (the "Plan") which replaced the Company's previous 1989 Stock Option Plan that expired on that date. The Plan authorizes the granting of qualified and non-qualified stock options to officers, directors, consultants and key employees of the Company. Options may be granted through the Plan's expiration in February 2009 at an exercise price of not less than fair market value. The Plan provides for the issuance of up to 500,000 shares of the Company's Common Stock, 405,500 of which were available for issuance at September 30, 2000. Currently, the Company has both fixed stock options and target stock price performance stock options outstanding under the Plan.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE L - Stockholders' Equity (Continued)

Fixed Stock Options

     The exercise price of each fixed stock option granted is equal to the market price of the Company's Common Stock on the date of grant with a maximum term of 10 years. Options granted to directors vest 12 months from the date of grant while options granted to certain management employees vest 20% each year over a five-year period from the date of grant.

     The fair value of each option granted after September 30, 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998: expected dividend yield of 0% for all years; expected volatility of 130.4%, 34% and 34%, respectively; weighted average risk-free interest rate of 6.62%, 4.73% and 5.45%, respectively; and expected lives of 5 years for all years.

     During fiscal 2000, 66,700 options due to expire were extended. In connection with the extended options, the Company incurred a non-cash charge of approximately $85,000.

     A summary of the status of the Company's fixed stock options as of September 30, 2000, October 2, 1999 and October 3, 1998, and changes during the years are presented below:

                                               2000                          1999                        1998
                                   --------------------------   ---------------------------  ---------------------------
                                                Weighted                      Weighted                       Weighted
                                   Number of     Average        Number of      Average        Number of      Average
                                    Shares     Exercise Price    Shares      Exercise Price    Shares     Exercise Price
                                   ---------  ---------------   ---------   ---------------  ----------   --------------
Outstanding, beginning of year...    456,599      $  9.96         503,249      $   9.48         582,560      $   9.22
Granted..........................      4,500         2.02          11,350          7.71           6,500         18.12
Exercised........................          -            -         (37,200)          .59         (80,611)         8.05
Forfeited or canceled............          -            -         (20,800)        13.67          (5,200)        13.68
                                    --------      -------        --------      --------       ---------      --------

Outstanding, end of year.........    461,099      $  9.89         456,599      $   9.96         503,249      $   9.48
                                    ========      =======        ========      ========       =========      ========

Options exercisable at year-end..    455,599                      432,449                       450,349
                                    ========                     ========                     =========
Weighted average fair value of
   options granted during the
   year calculated using
   modified Black-Scholes model..   $   1.77                     $   2.92                     $    7.12

     The following table summarizes information about fixed stock options outstanding at September 30, 2000:

                                                                        Options Exercisable
                                                                    ---------------------------
                       Number      Weighted Avg.                      Number
     Range of        Outstanding     Remaining      Weighted Avg.   Exercisable  Weighted Avg.
  Exercise Prices    at 9/30/00   Contractual Life  Exercise Price  at 9/30/00   Exercise Price
-------------------  -----------  ----------------  --------------  -----------  --------------
  $1.75 to 2.13           71,200        5.0 Yrs         $ 1.77          66,700       $ 1.75
  4.50 to 14.00          324,050        2.2              10.51         323,050        10.51
 14.25 to 18.31           65,849        4.4              15.60          65,849        15.60
-------------------      -------        ---             ------         -------       ------
$1.75 to 18.31           461,099        3.0             $ 9.89         455,599       $ 9.96

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE L - Stockholders' Equity (Continued)

Target Stock Price Performance Stock Options

     The exercise price of each target stock price performance stock option granted is equal to the market price of the Company's Common Stock on the date of grant and vests as the Company's Common Stock price achieves certain pre-established targets, ranging from $6 to $30, which were set on the date of grant. All options which have not vested within five years of the date of grant will expire. All options which have vested within such time expire ten years from the date of grant.

     The fair value of each option granted was estimated on the date of grant using a modified Black-Scholes option-pricing model which, in addition to the required inputs, takes into consideration the target stock price (or barrier) which must be attained. The following assumptions were incorporated into the model for options granted in 2000 and 1998: weighted average risk-free interest rate of 6.86% and 5.53%, respectively; expected dividend yield of 0% for both years; expected lives ranging from 2.0 to 3.0 years and 1.42 to 2.17 years, respectively; and volatility of 108% and 34%, respectively. There were no target stock price performance stock options issued during 1999.

     A summary of the status of the Company's target stock price performance stock options as of September 30, 2000, October 2, 1999 and October 3, 1998 and changes during the year is presented below:

                                             2000                          1999                          1998
                                  ---------------------------   ----------------------------  ----------------------------
                                                Weighted                      Weighted                       Weighted
                                   Number of      Average       Number of      Average        Number of       Average
                                    Shares     Exercise Price    Shares      Exercise Price    Shares      Exercise Price
                                   ---------  ---------------   ---------   ----------------  ---------   ----------------
Outstanding, beginning of year...    499,600       $11.21         507,100      $  11.27         522,334      $  10.64
Granted..........................     90,000         2.00               -             -          71,000         16.38
Exercised........................          -            -               -             -         (85,400)        11.61
Forfeited or canceled............          -            -          (7,500)        15.52            (834)        13.25
                                    --------       ------        --------      --------        --------      --------

Outstanding, end of year.........    589,600       $ 9.80         499,600      $  11.21         507,100      $  11.27
                                    ========       ======        ========      ========        ========      ========

Options exercisable at year-end..    484,600                      484,600                       492,100
                                    ========                     ========                      ========
Weighted average fair value of
   options granted during the
   year calculated using
   modified Black-Scholes model..   $   1.19                     $      -                      $   3.53

   As of September 30, 2000, the 589,600 target stock price performance options outstanding under the Plan have a weighted average remaining contractual life of
6.51 years assuming all options vest.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE M - Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                          2000                   1999                   1998
                                                                          ----                   ----                   ----
Numerator:
 Income (loss) before extraordinary item..................              $(38,288)              $(11,036)               $11,819
 Extraordinary loss.......................................                     -                      -                    524
                                                                        --------               --------                -------
 Net income (loss)........................................              $(38,288)              $(11,036)               $11,295
                                                                        ========               ========                =======
Denominator:
 Denominator for basic earnings per share -
   Weighted average shares................................                11,942                 11,881                 11,743
 Effect of dilutive securities:
   Stock options..........................................                     -                      -                    430
                                                                        --------               --------                -------
 Diluted potential common shares denominator
   For diluted earnings per share - adjusted
   Weighted average shares and assumed exercises..........                11,942                 11,881                 12,173
                                                                        ========               ========                =======

NOTE N - Concentration of Credit Risk

     The Company manufactures and sells textile products to companies located worldwide which are predominantly in the apparel and home fabrics industries. The Company performs periodic credit evaluations of its customers' financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. At September 30, 2000, all trade accounts receivable are from customers in the apparel and home furnishings industry. Receivables generally are due within 60 days, and credit losses have consistently been within management's expectations. All credit losses are provided for in the financial statements.

     The Company had sales to Levi Strauss and its related companies which comprised 22%, 22% and 19% of the Company's consolidated net sales for fiscal 2000, 1999 and 1998, respectively.

NOTE O - Segment Information

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

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE O - Segment Information (Continued)

     The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses, principally net interest expense and income taxes, are excluded from the chief operating decision makers' assessment of segment performance. Accordingly, such expenses have not been allocated to segment results. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies (see Note A above). The corporate segment's operating income (loss) represents principally the administrative expenses from the Company's various holding companies. Additionally the corporate segment's assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

     Information about the Company's operations in its different industry segments for the past three years is as follows (in thousands) (see Note A):

                                              2000           1999           1998
                                              ----           ----           ----
    Net Sales to External Customers
       Galey & Lord Apparel                 $459,410       $457,851       $481,422
       Swift Denim                           348,540        324,661        277,313
       Klopman International                 128,923        140,838         97,812
       Home Fashion Fabrics                   20,887         29,766         46,104
                                            --------       --------       --------
       Consolidated                         $957,760       $953,116       $902,651
                                            ========       ========       ========

    Operating Income (Loss)/(1)/
       Galey & Lord Apparel                 $ 25,897       $ 23,020       $ 26,649
       Swift Denim                           (33,600)         5,223         37,608
       Klopman International                  11,198         11,600          5,552
       Home Fashion Fabrics                   (2,198)          (243)         2,835
       Corporate                                (325)          (150)          (529)
                                            --------       --------       --------
                                                 972         39,450         72,115
    Interest expense                          66,081         60,935         47,566
    Income from associated companies          (6,258)        (4,240)        (2,621)
    Bridge financing interest expense              -              -          3,928
    Loss on foreign currency hedges                -              -          2,745
                                            --------       --------       --------
    Income (loss) before income taxes and
       extraordinary loss                   $(58,851)      $(17,245)      $ 20,497
                                            ========       ========       ========

    Depreciation and Amortization
       Galey & Lord Apparel                 $ 14,062       $ 15,092       $ 12,932
       Swift Denim                            22,056         22,205         14,719
       Klopman International                   5,598          6,199          4,299
       Home Fashion Fabrics                    3,293          3,300          3,342
       Corporate                                 598            578            451
                                            --------       --------       --------
                                            $ 45,607       $ 47,374       $ 35,743
                                            ========       ========       ========

    Other Non-cash Charges
       Galey & Lord Apparel                 $    218       $     11       $  1,058
       Swift Denim                                36             25             76
       Klopman International                     466              -              -
       Home Fashion Fabrics                        -              -              -
       Corporate                                   -             33             46
                                            --------       --------       --------
                                            $    720       $     69       $  1,180
                                            ========       ========       ========

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE O - Segment Information (Continued)

                                            2000          1999           1998
                                            ----          ----           ----
    Assets/(2,3)/
       Galey & Lord Apparel               $306,846      $300,422     $  307,517
       Swift Denim                         373,881       440,068        459,734
       Klopman International               105,992       131,018        152,238
       Home Fashion Fabrics                 55,165        56,447         61,466
       Corporate                            54,220        50,761         57,338
                                          --------      --------     ----------
                                          $896,104      $978,716     $1,038,293
                                          ========      ========     ==========

    Capital Expenditures
       Galey & Lord Apparel               $  7,038      $ 19,275     $   19,992
       Swift Denim                           9,108         4,940         10,551
       Klopman International                 2,594         2,848          2,715
       Home Fashion Fabrics                    261           122            526
                                          --------      --------     ----------
                                          $ 19,001      $ 27,185     $   33,784
                                          ========      ========     ==========

    Net Sales to External Customers/(4)/
       United States                      $738,741      $732,257     $  756,762
       Europe                              128,923       140,838         97,813
       Canada                               83,589        80,021         48,076
       Mexico                                6,507             -              -
                                          --------      --------     ----------
       Consolidated                       $957,760      $953,116     $  902,651
                                          ========      ========     ==========

    Long-lived Assets
       United States                      $197,520      $265,849     $  282,951
       Europe/(5)/                          53,790        69,119         86,385
       Canada                               31,411        31,559         32,628
       Other Foreign Countries              17,362        17,174         15,601
                                          --------      --------     ----------
       Consolidated                       $300,083      $383,701     $  417,565
                                          ========      ========     ==========

   /(1)/ Fiscal 2000 operating income (loss) includes plant closing and impairment charges related to the Fiscal 2000 Strategic Initiatives of $11.4 million, $51.6 million and $0.7 million for Galey & Lord Apparel, Swift
         Denim and Klopman International, respectively.
   /(2)/ Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.
   /(3)/ Assets include long-lived assets to be disposed of in connection with the Fiscal 2000 Strategic Initiatives of $0.8 million and $12.5million for
         Galey & Lord Apparel and Swift Denim, respectively.
   /(4)/ Revenues are attributed to countries based on geographic origin.
   /(5)/ Principally all of the European long-lived assets are located in Italy.


     The Company has a single customer which exceeds 10% of consolidated net sales. Galey & Lord Apparel net sales to this customer were $171.8 million, $145.8 million and $108.1 million for fiscal 2000, 1999 and 1998, respectively. Swift Denim net sales to this customer were $33.8 million, $59.2 million and $66.8 million for fiscal 2000, 1999 and 1998, respectively. Klopman International's net sales to this customer were $1.5 million, $5.3 million and $1.2 million for fiscal 2000, 1999 and 1998, respectively.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998

NOTE P - Investments in and Advances to Associated Companies

          In the consolidated balance sheets, investments in and advances to associated companies represent several 50% joint venture interests, including the Company's most recently formed joint venture, Swift Denim-Hidalgo. This joint venture was formed on August 18, 2000 with Grupo Dioral to manufacture denim in Mexico. In exchange for a 50% interest in the ownership of the joint venture, the Company has contributed cash and inventory. In addition, equipment from the closure of the Company's Erwin facility will be transferred to the joint venture. The Company's initial investment including the above equipment will total $14.0 million. As of September 30, 2000, the Company had contributed $7.8 million in cash and inventory. The remaining assets will be transferred during fiscal 2001. The joint venture is accounted for under the equity method and the results of operations are reported on a one-month lag.

          The Company has advanced $1.2 million to Swift Denim-Hidalgo to fund working capital needs. These loans are included in investments in and advances to associated companies at September 30, 2000. The loans are unsecured, bear interest at the prime rate plus 1% and the principal is payable in a balloon payment due August 2002. Also included in investments in and advances to associated companies are secured loans to Swift Europe of $3.7 million at September 30, 2000 and $4.7 million at October 2, 1999. These loans bear interest at 5% and are payable in installments through 2009.

          At September 30, 2000 and October 2, 1999, the excess of the Company's investment over its equity in the underlying net assets of its joint venture interests is approximately $11.0 million and $11.6 million, respectively, (net of accumulated amortization of $1.7 million and $1.1 million, respectively) and is being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies.

          The following table presents condensed balance sheet and income statement information as of September 30, 2000 and October 2, 1999 and for the years ended September 30, 2000 and October 2, 1999. The financial information has been derived from statutory financial statements and has been adjusted to conform to U.S. generally accepted accounting principles.

                                                      2000            1999
                                                      ----            ----
                                                         (In thousands)
                Selected Balance Sheet Data:
                 Current assets                     $  44,589      $ 24,158
                 Noncurrent assets                     48,615        10,970
                 Current liabilities                   37,749        22,766
                 Noncurrent liabilities                21,462         8,965
                 Stockholders' equity                  33,993         3,397
                Selected Income Statement Data:
                 Net sales                          $  74,955      $ 58,726
                 Gross profit                          21,624        17,740
                 Operating income                      15,147        10,948
                 Net income                         $  13,708      $  9,778

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998


NOTE Q - Quarterly Results of Operations (Unaudited)

   The Company's unaudited consolidated results of operations are presented below (in thousands, except per share data):

                                                                           Fiscal 2000 Quarters
                                                              ----------------------------------------------
                                                               December     March      June     September/(1)/
                                                              ----------  ---------  ---------  ------------
Net sales...................................................   $201,144   $ 251,000   $262,243    $ 243,373
Cost of sales...............................................    178,435     226,552    231,731      218,327
                                                               --------   ---------   --------    ---------
Gross profit................................................     22,709      24,448     30,512       25,046
Income tax expense (benefit)................................       (938)        164      1,553      (21,342)
Net income (loss)...........................................   $   (891)  $     202   $  2,506    $ (40,105)
                                                               ========   =========   ========    =========

Per share data - basic:
Average common shares outstanding...........................     11,903      11,942     11,961       11,961
Net income (loss) - basic...................................   $   (.07)  $     .02   $    .21    $   (3.35)
                                                               ========   =========   ========    =========

Per share data - diluted:
Average common shares outstanding...........................     11,903      11,952     11,979       11,961
Net income (loss) - diluted.................................   $   (.07)  $     .02   $    .21    $   (3.35)
                                                               ========   =========   ========    =========


                                                                          Fiscal 1999 Quarters
                                                              ---------------------------------------------
                                                              December     March        June     September
                                                              ---------  ----------  ----------  ----------
Net sales...................................................   $246,035   $237,433    $249,476    $220,172
Cost of sales...............................................    218,113    215,227     234,369     206,862
                                                               --------   --------    --------    --------
Gross profit................................................     27,922     22,206      15,107      13,310
Income tax expense (benefit)................................      1,880     (1,012)     (2,828)     (4,249)
Net income (loss)...........................................   $  3,370   $ (1,106)   $ (5,880)   $ (7,420)
                                                               ========   ========    ========    ========

Per share data - basic:
Average common shares outstanding...........................     11,841     11,875      11,903      11,903
Net income (loss) - basic...................................   $    .28   $   (.09)   $   (.49)   $   (.62)
                                                               ========   ========    ========    ========

Per share data - diluted:
Average common shares outstanding...........................     11,968     11,875      11,903      11,903
Net income (loss) - diluted.................................   $    .28   $   (.09)   $   (.49)   $   (.62)
                                                               ========   ========    ========    ========

All quarters presented are 13-week periods.

(1) September quarter 2000 includes $63.7 million (pre-tax) of charges related to the Company's Fiscal 2000 Strategic Initiatives.

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998


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

                                                                              September 30, 2000
                                              ---------------------------------------------------------------------------------
                                                                                (in thousands)

                                                                Guarantor         Non-Guarantor
Financial Position                                Parent       Subsidiaries        Subsidiaries     Eliminations   Consolidated
------------------                              ----------     ------------        ------------     -------------  ------------
Current assets:
 Trade accounts receivable                      $       -            $157,707            $ 39,715   $          -       $197,422
 Inventories                                            -             133,375              33,809           (662)       166,522
 Other current assets                               3,658              15,803              16,056              -         35,517
                                                ---------            --------            --------   ------------       --------
   Total current assets                             3,658             306,885              89,580           (662)       399,461

Property, plant and equipment, net                      -             212,485              87,598              -        300,083

Intangibles, net                                        -             149,376                   -              -        149,376
Investments in subsidiaries and other assets      204,891               6,298              31,064       (195,069)        47,184
                                                ---------            --------            --------   ------------       --------
                                                $ 208,549            $675,044            $208,242   $   (195,731)      $896,104
                                                =========            ========            ========   ============       ========

Current liabilities:
 Trade accounts payable                         $      46            $ 38,243            $ 21,618   $          -       $ 59,907
 Accrued liabilities                               23,085              29,841              16,698            (13)        69,611
 Other current liabilities                          5,850              (2,696)              1,425              -          4,579
                                                ---------            --------            --------   ------------       --------
   Total current liabilities                       28,981              65,388              39,741            (13)       134,097

Net intercompany balance                         (516,566)            594,709             (78,143)             -              -

Long-term debt                                    640,537               6,523               1,445              -        648,505
Other non-current liabilities                           8              48,445               9,652           (192)        57,913

Stockholders' equity                               55,589             (40,021)            235,547       (195,526)        55,589
                                                ---------            --------            --------   ------------       --------
                                                $ 208,549            $675,044            $208,242   $   (195,731)      $896,104
                                                =========            ========            ========   ============       ========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998


NOTE R - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                               October 2, 1999
                                              --------------------------------------------------------------------------------
                                                                                (in thousands)

                                                               Guarantor       Non-Guarantor
Financial Position                                Parent      Subsidiaries     Subsidiaries     Eliminations   Consolidated
------------------                              ----------    ------------     ------------     -------------  ------------
Current assets:
 Trade accounts receivable                      $       -            $133,969           $ 42,578      $       -       $176,547
 Inventories                                            -             136,804             38,990           (693)       175,101
 Other current assets                               4,895              27,644             24,513         (8,623)        48,429
                                                ---------            --------           --------      ---------       --------
   Total current assets                             4,895             298,417            106,081         (9,316)       400,077

Property, plant and equipment, net                      -             280,933            102,768              -        383,701

Intangibles, net                                        -             154,144                  -              -        154,144
Investments in subsidiaries and other assets      271,134              10,913             23,832       (265,085)        40,794
                                                ---------            --------           --------      ---------       --------
                                                $ 276,029            $744,407           $232,681      $(274,401)      $978,716
                                                =========            ========           ========      =========       ========

Current liabilities:
 Trade accounts payable                         $      80            $ 40,489           $ 22,719      $       -       $ 63,288
 Accrued liabilities                               17,119              23,255             17,452            383         58,209
 Other current liabilities                          2,859               2,010              1,998            995          7,862
                                                ---------            --------           --------      ---------       --------
   Total current liabilities                       20,058              65,754             42,169          1,378        129,359

Net intercompany balance                         (495,207)            576,419            (81,212)             -              -

Long-term debt                                    638,116               7,210             12,725              -        658,051
Other non-current liabilities                       4,325              80,832              9,112        (11,700)        82,569

Stockholders' equity                              108,737              14,192            249,887       (264,079)       108,737
                                                ---------            --------           --------      ---------       --------
                                                $ 276,029            $744,407           $232,681      $(274,401)      $978,716
                                                =========            ========           ========      =========       ========

                              GALEY & LORD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2000, October 2, 1999 and October 3, 1998


NOTE R - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                      For the year ended September 30, 2000
                                              -----------------------------------------------------------------------------------
                                                                               (in thousands)
                                                             Guarantor         Non-Guarantor
Results of Operations                           Parent      Subsidiaries       Subsidiaries      Eliminations     Consolidated
---------------------                           ------      ------------       ------------      ------------     ------------
Sales                                           $    -          $754,007           $251,704          $(47,951)    $    957,760

Gross profit                                         -            73,050             29,634                31          102,715

Operating income (loss)                            (99)          (17,696)            18,736                31              972

Interest expense, income taxes and other, net     (175)           37,700              3,634            (1,899)          39,260

Net income (loss)                               $   76          $(55,396)          $ 15,102          $  1,930     $    (38,288)

                                                                      For the year ended October 2, 1999
                                              -------------------------------------------------------------------------------
                                                                                (in thousands)
                                                              Guarantor         Non-Guarantor
Results of Operations                            Parent      Subsidiaries        Subsidiaries     Eliminations   Consolidated
---------------------                            ------      ------------        ------------     ------------   ------------
Sales                                           $     -          $735,804            $247,784         $(30,472)      $953,116

Gross profit                                        218            49,596              28,516              215         78,545

Operating income (loss)                            (181)           22,050              17,503               78         39,450

Interest expense, income taxes and other, net    (1,669)           43,281               3,788            5,086         50,486

Net income (loss)                               $ 1,488          $(21,231)           $ 13,715         $ (5,008)      $(11,036)

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 30, 2000 October 2, 1999 and October 3, 1998


NOTE R - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                      For the year ended September 30, 2000
                                                  -----------------------------------------------------------------------------
                                                                                 (in thousands)
                                                                 Guarantor        Non-Guarantor
Cash Flows                                         Parent      Subsidiaries       Subsidiaries     Eliminations   Consolidated
----------                                         ------      ------------       ------------     ------------   ------------
Cash provided by (used in) operating activities  $  8,775          $ (9,142)          $ 28,404            $(737)      $ 27,300

Cash provided by (used in) investing activities    11,153           (10,411)           (23,778)             753        (22,283)

Cash provided by (used in) financing activities   (19,918)           17,621             (6,574)             (16)        (8,887)

Effect of exchange rate change on cash and cash
 equivalents                                            -                 -               (789)               -           (789)
                                                 --------          --------           --------     ------------       --------

Net change in cash and cash equivalents                10            (1,932)            (2,737)               -         (4,659)

Cash and cash equivalents at beginning of period
                                                        -             6,126              8,174                -         14,300
                                                 --------          --------           --------     ------------       --------

Cash and cash equivalents at end of period       $     10          $  4,194           $  5,437     $          -       $  9,641
                                                 ========          ========           ========     ============       ========

                                                                      For the year ended October 2, 1999
                                                  --------------------------------------------------------------------------
                                                                                (in thousands)
                                                               Guarantor      Non-Guarantor
Cash Flows                                         Parent    Subsidiaries      Subsidiaries     Eliminations   Consolidated
----------                                         ------    ------------      ------------     ------------   ------------
Cash provided by (used in) operating activities   $  6,834       $ 14,596            $ 15,281        $  (105)      $ 36,606

Cash provided by (used in) investing activities    (48,102)       (24,881)             59,050           (653)       (14,586)

Cash provided by (used in) financing activities     41,154          8,085             (77,461)           758        (27,464)

Effect of exchange rate change on cash and cash
 equivalents                                             -              -                (202)             -           (202)
                                                  --------       --------            --------        -------       --------

Net change in cash and cash equivalents               (114)        (2,200)             (3,332)             -         (5,646)

Cash and cash equivalents at beginning of period
                                                       114          8,326              11,506              -         19,946
                                                  --------       --------            --------        -------       --------

Cash and cash equivalents at end of period        $      -       $  6,126            $  8,174        $     -       $ 14,300
                                                  ========       ========            ========        =======       ========

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Proposal 1 - Election of Directors," "Executive Officers" and "Security Ownership."

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Executive Compensation."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Security Ownership."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Transactions."

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  1.  Financial Statements
         --------------------

         The following financial statements of Galey & Lord, Inc. are included under Item 8. of this Report:

          Report of Independent Auditors.

          Consolidated Balance Sheets as of September 30, 2000 and October 2, 1999.

          Consolidated Statements of Operations for the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998.

          Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998.

          Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998.

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
         -------------------------------------------------

         The Registrant filed a Form 8-K on September 21, 2000 to report, among other things, a series of strategic initiatives aimed at increasing the Company's competitiveness and profitability by reducing costs.

                                 EXHIBIT INDEX

  Exhibit                                                                                              Sequential
   Number                                         Description                                           Page No.
   -----                                          -----------                                           --------
      3.1  -  Form of Restated Certificate of Incorporation of the Company./(1)/

      3.2  -  Form of Amended and Restated Bylaws of the Company./(1)/

      4.1  -  Form of Common Stock Certificate./(1)/

     10.1  -  Form of Registration Rights Agreement, by and among the Company, Arthur C. Wiener,
              Burlington and Citicorp Venture Capital, Ltd. ("CVC")./(1)/

     10.2  -  Amended and Restated 1989 Stock Option Plan of the Company./(1)/*

     10.3  -  Agreement, dated February 11, 1991, between Burlington and Industries./(1)/

     10.4  -  Service Agreement, dated as of March 2, 1991, between Burlington and Industries./(1)/

     10.5  -  Form of Voting Agreement, by and among the Company, Arthur C. Wiener and CVC./(1)/

     10.6  -  The Retirement Plan of Galey & Lord, Inc./(1)/*

     10.7  -  The Retirement Plan of Galey & Lord Industries, Inc. as Amended and Restated
              Effective April 1, 1992./(2)/*

     10.8  -  The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. as Amended and
              Restated April 1, 1992./(2)/*

     10.9  -  Form of Purchase Agreement dated as of March 29, 1994 between Burlington and
              Industries./(3)/

    10.10  -  Assumption Agreement dated as of April 29, 1994 between Burlington and
              Industries./(3)/

    10.11  -  Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated
              August 25, 1994./(4)/*

    10.12  -  Second Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries,
              Inc. dated April 27, 1994./(5)/*

    10.13  -  Loan Agreement dated as of May 1, 1994 between South Carolina Jobs - Economic
              Development Authority and Industries./(5)/

    10.14  -  Reimbursement and Security Agreement dated as of May 1, 1994 between Industries and
              Wachovia./(5)/

    10.15  -  Guaranty Agreement dated as of May 1, 1994 from the Company to Wachovia./(5)/

    10.16  -  The Supplemental Executive Retirement Plan of Galey & Lord Industries, Inc./(5)/*

                                 EXHIBIT INDEX

  Exhibit                                                                                              Sequential
   Number                                         Description                                           Page No.
   ------                                         -----------                                           --------
    10.17  -  The Deferred Compensation Plan of Galey & Lord Industries, Inc./5)/*

    10.18  -  First Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April
              27, 1994./(6)/*

    10.19  -  Second Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated
              April 25, 1995./(7)/*

    10.20  -  Fourth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries,
              Inc. dated April 25, 1995./(7)/*

    10.21  -  Letter of Intent dated September 22, 1995 between the Company and Triarc Companies,
              Inc./(8)/

    10.22  -  Fifth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries,
              Inc. dated August 29, 1995./(10)/*

    10.23  -  Asset Purchase Agreement, dated as of May 20, 1996, among the Company, Industries,
              Farah Incorporated, Farah U.S.A., Inc. and Dimmit (excluding Schedules and
              Exhibits)./(11)/

    10.24  -  Amended and Restated Credit Agreement dated as of June 4, 1996 between Industries, the Company and certain subsidiaries and First Union National Bank of North
              Carolina, as agent and lender, and the other lender's party thereto./(12)/

    10.25  -  Third Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated June
              7, 1996./(13)/*

    10.26  -  Sixth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries,
              Inc. dated June 7, 1996./(13)/*

    10.27  -  Seventh Amendment to The Savings and Profit Sharing Plan of Galey & Lord
              Industries, Inc. dated September 30, 1996./(13)/*

    10.28  -  Amended and Restated Reimbursement and Security Agreement, dated as of June 4,
              1996, among Galey & Lord Industries, Inc., Galey & Lord, Inc. and Wachovia Bank of
              North Carolina, N.A./(14)/

    10.29  -  Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated
              February 7, 1995./(15)/*

    10.30  -  Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated
              February 11, 1997./(15)/*

    10.31  -  1996 Restricted Stock Plan of the Company./(16)/*

                                 EXHIBIT INDEX

  Exhibit                                                                                              Sequential
   Number                                         Description                                           Page No.
   ------                                         -----------                                           --------
    10.32  -  First Amendment to the Amended and Restated Credit Agreement dated May 13, 1997 between Galey & Lord Industries, Inc., the Company and certain subsidiaries and
              First Union National Bank of North Carolina, as agent and lender./(16)/

    10.33  -  Agreement, dated October 27, 1997, between Polymer Group, Inc. ("Polymer"), DT
              Acquisition, Inc. ("DTA") and the Company./(17)/

    10.34  -  Amendment to the Agreement between Polymer, DTA and the Company, dated November 16,
              1997./(17)/

    10.35  -  Operating Agreement, dated December 19, 1997, between Polymer, DTA and the Company./(17)/

    10.36  -  Credit Agreement dated as of December 19, 1997 among Galey & Lord Industries, Inc., the Company, G&L Service Company, North America, Inc. ("Service Company") and First
              Union National Bank, as agent and lender, and the other lenders' party thereto./(17)

    10.37  -  Security Agreement dated as of December 19, 1997, among Industries, the Company,
              Service Company and First Union National Bank, as collateral agent./(17)/

    10.38  -  Pledge Agreement dated as of December 19, 1997, among Industries, the Company,
              Service Company and First Union National Bank, as collateral agent./(17)/

    10.39  -  Senior Subordinated Credit Agreement dated as of December 19, 1997 among
              Industries, the Company and First Union Corporation, as agent and lender./(17)/

    10.40  -  Master Separation Agreement, dated January 29, 1998, among the Company, Polymer,
              DTA, Dominion Textile, Inc. ("Dominion") and certain other parties thereto./(18)/

    10.41  -  Credit Agreement dated as of January 29, 1998 among the Company, Industries,
              Service Company, Swift Textiles Inc. ("Textiles"), Swift Denim Services Inc.
              ("Denim") and First Union National Bank, as agent and lender, and the other lenders' party thereto./(18)/

    10.42  -  Security Agreement dated as of January 29, 1998, among the Company, Industries,
              Service Company, Textiles, Denim and First Union National Bank, as collateral agent./(18)/

    10.43  -  Pledge Agreement dated as of January 29, 1998, among the Company, Industries,
              Service Company, Textiles, Denim and First Union National Bank, as collateral agent./(18)/

                                 EXHIBIT INDEX

  Exhibit                                                                                              Sequential
   Number                                          Description                                          Page No.
   ------                                          -----------                                          --------
    10.44  -  Foreign Subsidiary Pledge Agreement dated as of January 29, 1998, among the Company, certain of its subsidiaries party thereto and First Union National Bank, as collateral agent./(18)/

    10.45  -  First Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among Industries, the Company and First Union Corporation, as agent and lender./(18)/

    10.46  -  Second Amendment to Senior Subordinated Credit Agreement dated as of January 29,
              1998 among the Company, Industries, Service Company, Textiles, Denim and First Union
              Corporation, as agent and lender./(18)/

    10.47  -  Waiver, Release and First Amendment to the Credit Agreement dated March 19, 1998 among the Company, Industries, Service Company, Textiles, Denim  and First Union
              National Bank, as agent and lender./(19)/

    10.48  -  Second Amendment to the Credit Agreement dated March 27, 1998, among the Company,
              Industries, Service Company, Textiles, Denim and First Union Nation Bank, as agent and lender, and the other lenders' party thereto./(19)/

    10.49  -  Indenture, dated as of February 24, 1998 among the Company, Industries, Service
              Company, Textiles, Denim and Suntrust Bank, Atlanta./(20)/

    10.50  -  Note Purchase Agreement, dated February 19, 1998 among the Company, Industries,
              Service Company, Textiles, Denim and First Union Capital Markets, a division of
              Wheat First Securities, Inc./(20)/

    10.51  -  Form of Initial Global Note./(20)/

    10.52  -  Form of Initial Certificated Note./(20)/

    10.53  -  Registration Rights Agreement, dated February 24, 1998, by and among the Company,
              Industries, Service Company, Textiles, Denim and First Union Capital Markets, a
              division of Wheat First Securities, Inc./(21)/

    10.54  -  Third Amendment, Consent and Release, to the Credit Agreement dated September 15,
              1998, among the Company, Industries, Service Company, Textiles, Denim and First
              Union Nation Bank, as agent and lender, and the other lenders' party thereto./(24)/

    10.55  -  Fourth Amendment to the Credit Agreement dated December 23, 1998, among the Company,
              Industries, Service Company, Textiles, Denim and First Union Nation Bank, as agent and lender, and the other lenders' party thereto./(24)/

    10.56  -  Agreement dated April 29, 1996, between Dominion and John J. Heldrich./(24)/*

    10.57  -  Galey & Lord, Inc. 1999 Stock Option Plan./(22)/*

                                 EXHIBIT INDEX

  Exhibit                                                                                              Sequential
   Number                                         Description                                           Page No.
   ------                                         -----------                                           --------
     10.58 -  Fifth Amendment to the Credit Agreement dated July 3, 1999 among the Company,
              Industries, Service Company, Textiles, Denim, Galey & Lord Properties, Inc., Swift
              Denim Properties, Inc. and First Union National Bank, as agent and lender, and the other lenders' thereto./(23)/

     10.59 -  Amended and Restated Retirement Plan for Employees of Galey & Lord, Inc./(25)/*

     10.60 -  Amended and Restated Galey & Lord Retirement Savings Plan (401(k))./(25)/*

     10.61 -  Form of Supplemental Indenture./(26)/

     10.62 -  Sixth Amendment to the Credit Agreement dated September 7, 2000 among the Company,
              Industries, Service Company, Textiles, Denim, Galey & Lord Properties, Inc., Swift
              Denim Properties, Inc. and First Union National Bank, as agent and lender, and the other lenders' thereto.

     10.63 -  Employment Agreement between the Company and Arthur C. Wiener.*

     10.64 -  Employment Agreement between the Company and John J. Heldrich, Jr.*

     10.65 -  Employment Agreement between the Company and Robert McCormack.*

     10.66 -  Employment Agreement between the Company and Charles A. Blalock.*

     21    -  Subsidiaries of the Company./(24)/

     23.1  -  Consent of Ernst & Young LLP.

     27    -  Financial Data Schedule

     /(1)/    Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No.
              33-45895) which was declared effective by the Securities and Exchange Commission on
              April 30, 1992 and incorporated herein by reference.

     /(2)/    Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1993 and incorporated herein by reference.

     /(3)/    Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1994 and incorporated herein by reference.

     /(4)/    Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No.
              33-52248) dated August 25, 1994 and incorporated herein by reference.

     /(5)/    Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 and incorporated herein by reference.

                                 EXHIBIT INDEX

  Exhibit                                                                                              Sequential
   Number                                         Description                                           Page No.
   ------                                         -----------                                           --------
    /(6)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994 and incorporated herein by reference.

    /(7)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1995 and incorporated herein by reference.

    /(8)/     Filed as an Exhibit to the Company's Form 8-K dated September 22, 1995 and incorporated herein by reference.

    /(9)/     Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

   /(10)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1996 and incorporated herein by reference.

   /(13)/     Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 and incorporated herein by reference.

   /(14)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 1996 and incorporated herein by reference.

   /(15)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1997 and incorporated herein by reference.

   /(16)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1997 and incorporated herein by reference.

   /(17)/     Filed as an Exhibit to the Company's Form 8-K dated December 19, 1997 and incorporated herein by reference.

   /(18)/     Filed as an Exhibit to the Company's Form 8-K dated January 29, 1998 and incorporated herein by reference.

   /(19)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998 and incorporated herein by reference.

   /(20)/     Filed as an Exhibit to the Company's Form 8-K dated February 24, 1998 and incorporated herein by reference.

   /(21)/     Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No.
              333-49503) dated April 22, 1998 and incorporated herein by reference.

   /(22)/     Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No.
              333-78809) dated May 19, 1999 and incorporated herein by reference.

   /(23)/     Filed as an Exhibit to the Company's Form 8-K dated July 13, 1999 and incorporated herein by reference.

                                 EXHIBIT INDEX

  Exhibit                                                                                              Sequential
   Number                                         Description                                           Page No.
   ------                                         -----------                                           --------
   /(24)/     Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended October 3,
              1998 and incorporated herein by reference.

   /(25)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2000 and incorporated herein by reference.

   /(26)/     Filed as an Exhibit to the Company's Form 8-K dated June 1, 2000 and incorporated herein by reference.

     *        Management contract or compensatory plan or arrangement identified pursuant to item
              14(a)3 of this report.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               GALEY & LORD, INC.

                                 (in thousands)


--------------------------------------------------------------------------------------------------------------------
                      COL. A                          COL. B      COL. C       COL. D         COL. E        COL. F
--------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                                ----------------------
                                                    Balance at  Charged to   Charged to                   Balance at
                                                    Beginning    Costs and      Other     Deductions-       End of
Classification                                      of Period    Expenses     Accounts    Describe(1)       Period
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2000

Reserves and allowances deducted from
   asset accounts:
     Allowance for uncollectible accounts,
       discounts, returns and allowances..........      $6,531      $1,292     $   (524)          $  388         $6,911
                                                    ----------  ----------   ----------      -----------     ----------

         Totals...................................      $6,531      $1,292     $   (524)          $  388         $6,911
                                                    ==========  ==========   ==========      ===========     ==========


YEAR ENDED OCTOBER 2, 1999

Reserves and allowances deducted from
   asset accounts:
     Allowance for uncollectible accounts,
       discounts, returns and allowances..........      $8,215      $ (320)    $   (308)          $1,056         $6,531
                                                    ----------  ----------   ----------      -----------     ----------

         Totals...................................      $8,215      $ (320)    $   (308)          $1,056         $6,531
                                                    ==========  ==========   ==========      ===========     ==========


YEAR ENDED OCTOBER 3, 1998

Reserves and allowances deducted from
   asset accounts:
     Allowance for uncollectible accounts,
       discounts, returns and allowances..........      $4,687      $1,052     $  5,433/(2)/      $2,957         $8,215
                                                    ----------  ----------   ----------      -----------     ----------

         Totals...................................      $4,687      $1,052     $  5,433           $2,957         $8,215
                                                    ==========  ==========   ==========      ===========     ==========



___________________

/(1)/Uncollectible accounts written off.
/(2)/Includes reserves for the Acquired Business as of the date of Acquisition.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GALEY & LORD, INC.


December 27, 2000                              /s/ Arthur C. Wiener
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

/s/ Arthur C. Wiener                 December 27, 2000  /s/ Michael R. Harmon                  December 27, 2000
------------------------------------------------------  --------------------------------------------------------
Arthur C. Wiener                       Date             Michael R. Harmon                        Date
Chairman of the Board                                   Executive Vice President,
and President (Principal Executive Officer)             Chief Financial Officer (Principal Financial and
                                                        Accounting Officer), Treasurer and Secretary

/s/ Michael T. Bradley               December 27, 2000  /s/ Howard S. Jacobs                   December 27, 2000
------------------------------------------------------  --------------------------------------------------------
Michael T. Bradley                     Date             Howard S. Jacobs                         Date
Director                                                Director

/s/ Paul G. Gillease                 December 27, 2000  /s/ William M.R. Mapel                 December 27, 2000
------------------------------------------------------  --------------------------------------------------------
Paul G. Gillease                       Date             William M.R. Mapel                       Date
Director                                                Director

/s/ William deR. Holt                December 27, 2000  /s/ Stephen C. Sherrill                December 27, 2000
------------------------------------------------------  --------------------------------------------------------
William deR. Holt                      Date             Stephen C. Sherrill                      Date
Director                                                Director