Form 10-Q
period 2000-12-30
GALEY & LORD INC
filed 2001-02-08
CIK 884124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000
                               -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number 0-20080
                       -------

                              GALEY & LORD, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                  56-1593207
     -------------------------------                 --------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 (Identification No.)

980 Avenue of the Americas
New York, New York                                            10018
----------------------------------------                  -------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No __.
                                         --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 11,960,754 shares as of January 31, 2001.

                                             Exhibit Index at page 32

INDEX

                               GALEY & LORD, INC.

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets --                                     3
        December 30, 2000, January 1, 2001
        and September 30, 2000

        Consolidated Statements of Income --                               4
        Three months ended December 30, 2000
        and January 1, 2000

        Consolidated Statements of Cash Flows --                           5
        Three months ended December 30, 2000 and
        January 1, 2000

        Notes to Consolidated Financial Statements --                   6-18
        December 30, 2000

Item 2. Management's Discussion and Analysis of                        19-28
        Financial Condition and Results of
        Operations

Item 3. Quantitative and Qualitative Disclosures About                    29
        Market Risk

PART II.  OTHER INFORMATION
-----------------------------

Item 1. Legal Proceedings                                                 30

Item 2. Changes in Securities                                             30

Item 3. Defaults upon Senior Securities                                   30

Item 4. Submission of Matters to a Vote of Security                       30
        Holders

Item 5  Other Information                                                 30

Item 6. Exhibits and Reports on Form 8 - K                                30

SIGNATURES                                                                31
----------

EXHIBIT INDEX                                                             32
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                  December 30,      January 1,       September 30,
                                                       2000            2000              2000
                                                   (Unaudited)     (Unaudited)             *
                                                  ------------     -----------       -------------
ASSETS
------
Current assets:
  Cash and cash equivalents                       $     11,913     $    13,717       $       9,641
  Trade accounts receivable                            165,632         160,414             197,422
  Sundry notes and accounts receivable                   6,718           7,115               7,461
  Inventories                                          173,450         200,041             166,522
  Income taxes receivable                                1,563           7,832               1,556
  Deferred income taxes                                 13,402          10,810              12,902
  Prepaid expenses and other current assets              3,979           4,182               3,957
                                                  ------------     -----------       -------------
         Total current assets                          376,657         404,111             399,461

Property, plant and equipment, at cost                 480,379         519,400             472,567
Less accumulated depreciation and
  amortization                                        (181,165)       (146,132)           (172,484)
                                                  ------------     -----------       -------------
                                                       299,214         373,268             300,083

Investments in and advances to associated
  companies                                             34,317          24,382              31,878
Deferred charges, net                                   12,917          14,787              13,571
Other non-current assets                                 1,794           2,077               1,735
Intangibles, net                                       148,188         152,952             149,376
                                                  ------------     -----------       -------------
                                                  $    873,087     $   971,577       $     896,104
                                                  ============     ===========       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt               $      2,914     $     3,051       $       3,072
  Trade accounts payable                                58,962          63,440              59,907
  Accrued salaries and employee benefits                24,789          26,154              24,028
  Accrued liabilities                                   38,731          29,007              45,583
  Income taxes payable                                   4,258           2,521               1,507
                                                  ------------     -----------       -------------
         Total current liabilities                     129,654         124,173             134,097

Long-term debt                                         630,018         665,027             648,505
Other long-term liabilities                             20,023          20,265              22,813
Deferred income taxes                                   32,952          57,316              35,100

Stockholders' equity:
  Common stock                                             124             123                 124
  Contributed capital in excess of par value            39,979          39,424              39,673
  Retained earnings                                     32,607          69,934              32,537
  Treasury stock, at cost                               (2,247)         (2,247)             (2,247)
  Accumulated other comprehensive income               (10,023)         (2,438)            (14,498)
                                                  ------------     -----------       -------------
         Total stockholders' equity                     60,440         104,796              55,589
                                                  ------------     -----------       -------------
                                                  $    873,087     $   971,577       $     896,104
                                                  ============     ===========       =============

*Condensed from audited financial statements.
         See accompanying notes to consolidated financial statements.

                              GALEY & LORD, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Amounts in thousands except per share data)

                                                                     Three Months Ended
                                                                ----------------------------
                                                                December 30,       January 1,
                                                                    2000             2000
                                                                -----------       ----------
Net sales                                                       $  221,685        $  201,144
Cost of sales                                                      199,901           178,435
                                                                ----------        ----------
Gross profit                                                        21,784            22,709
Selling, general and administrative expenses                         8,920             9,270
Amortization of intangibles                                          1,188             1,192
Plant closing costs                                                   (445)                -
Net gain on benefit plan curtailments                               (2,327)                -
                                                                ----------        ----------
Operating income                                                    14,448            12,247

Interest expense                                                    16,431            15,853

Income from associated companies                                    (1,864)           (1,777)
                                                                ----------        ----------
Income (loss) before income taxes                                     (119)           (1,829)
Income tax expense (benefit):
   Current                                                           2,459             1,877
   Deferred                                                         (2,648)           (2,815)
                                                                ----------        ----------
Net income (loss)                                               $       70        $     (891)
                                                                ==========        ==========
Net income (loss) per common share:
Basic:
 Average common shares outstanding                                  11,961            11,903
 Net income (loss) per common share - Basic                     $      .01        $     (.07)
                                                                ==========        ==========
Diluted:
 Average common shares outstanding                                  11,984            11,903
 Net income (loss) per common share - Diluted                   $      .01        $     (.07)
                                                                ==========        ==========

         See accompanying notes to consolidated financial statements.

                              GALEY & LORD, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in thousands)

                                                                             Three Months Ended
                                                                         --------------------------
                                                                         December 30,    January 1,
                                                                             2000           2000
                                                                         ------------    ----------
Cash flows from operating activities:
  Net income (loss)                                                      $     70        $   (891)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation of property, plant and equipment                           8,174          10,080
    Amortization of intangible assets                                       1,188           1,192
    Amortization of deferred charges                                          731             707
    Deferred income taxes                                                  (2,648)         (2,815)
    Non-cash compensation                                                     306               4
    (Gain)/loss on disposals of property, plant
      and equipment                                                            17               8
    Undistributed income from associated companies                         (1,864)         (1,777)
    Plant closing costs                                                      (445)              -
    Net gain on benefit plan curtailments                                  (2,327)              -
    Other                                                                      32               -
Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable - net                       32,996          15,174
    (Increase)/decrease in sundry notes & accounts
            receivable                                                      1,452            (362)
    (Increase)/decrease in inventories                                     (5,612)        (26,165)
    (Increase)/decrease in prepaid expenses and other
      current assets                                                           70             412
    (Increase)/decrease in other non-current assets                           (42)            263
    (Decrease)/increase in accounts payable - trade                        (2,097)          1,370
    (Decrease)/increase in accrued liabilities                             (4,181)         (2,317)
    (Decrease)/increase in income taxes payable                             2,106             680
    (Decrease)/increase in other long-term liabilities                     (3,274)           (683)
                                                                         --------        --------
Net cash provided by (used in) operating activities                        24,652          (5,120)

Cash flows from investing activities:
  Property, plant and equipment expenditures                               (4,072)         (3,271)
  Proceeds from sale of property, plant and equipment                         240              17
  Distributions received from associated companies                          1,142               -
  Investment in affiliates                                                 (1,110)              -
  Other                                                                       (47)            293
                                                                         --------        --------
Net cash provided by (used in) investing activities                        (3,847)         (2,961)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                          (3,200)          6,500
  Principal payments on long-term debt                                    (16,221)           (712)
  Issuance of long-term debt                                                  596           1,936
                                                                         --------        --------
Net cash provided by (used in) financing activities                       (18,825)          7,724

Effect of exchange rate changes on cash and cash equivalents                  292            (226)
                                                                         --------        --------
Net increase/(decrease) in cash and cash equivalents                        2,272            (583)

Cash and cash equivalents at beginning of period                            9,641          14,300
                                                                         --------        --------
Cash and cash equivalents at end of period                               $ 11,913        $ 13,717
                                                                         ========        ========

         See accompanying notes to consolidated financial statements.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (Unaudited)

NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of December 30, 2000 and the results of operations and cash flows for the periods ended December 30, 2000 and January 1, 2000. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE B - Accounting Change

Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (FAS 133), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of October 1, 2000 was not material to the Company's financial statements.

Cash Flow Hedging Strategy
The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency cash flows resulting from sales or purchases denominated in other than the Company's functional currencies over the next year, the Company has instituted a foreign currency hedging program. The Company hedges portions of its forecasted sales and purchases denominated in foreign currencies with forward contracts.

Foreign currency forward contracts that hedge forecasted sales and purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the three months ended December 30, 2000 and is included in cost of sales in the consolidated statement of income.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (Unaudited)

NOTE B - Accounting Change (Continued)

The majority of the Company's long-term debt bears interest at floating rates. In order to reduce its exposure to changes in interest rates, the Company has interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis through January 2001. Approximately 21% ($25 million) of the Company's outstanding Term Loan B was hedged by interest rate swap agreements at December 30, 2000. The gain recognized related to the ineffective portion of the swap for the three months ended December 30, 2000 was immaterial and is included in interest expense in the consolidated statement of income.

At December 30, 2000, the Company expects to reclassify $0.4 million of pre-tax gains ($0.2 million after-tax) on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur and the payment of variable interest associated with the floating-rate debt is made.

Fair Value Hedging Strategy
The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the three months ended December 30, 2000 and is included in cost of sales in the consolidated statement of income.

NOTE C - Inventories

The components of inventory at December 30, 2000, January 1, 2000, and September 30, 2000 consisted of the following (in thousands):



                                  December 30,    January 1,     September 30,
                                      2000          2000            2000
                                  -----------     ----------     ------------
Raw materials                     $    4,611      $    6,147       $    5,009
Stock in process                      30,180          29,087           32,502
Produced goods                       134,828         164,740          126,348
Dyes, chemicals and supplies          12,198          11,715           11,536
                                  ----------      ----------       ----------
                                     181,817         211,689          175,395
Less LIFO and other reserves          (8,367)        (11,648)          (8,873)
                                  ----------      ----------       ----------
                                  $  173,450      $  200,041       $  166,522
                                  ==========      ==========       ==========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (Unaudited)

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

Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom. On December 19, 2000, the Company made an Excess Cash Flow payment related to fiscal 2000 of $15.6 million.

NOTE E - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                       Three Months Ended
                                                                ------------------------------
                                                                 December 30,       January 1,
                                                                     2000              2000
                                                                -------------      -----------
Numerator:
   Net income (loss)                                            $          70      $      (891)
                                                                =============      ===========
Denominator:
   Denominator for basic earnings per share                            11,961           11,903
   Effect of dilutive securities:
     Stock options                                                         23                -
                                                                -------------      -----------
   Diluted potential common shares denominator
     for diluted    earnings per share - adjusted
     weighted average shares  and assumed
     exercises                                                         11,984           11,903
                                                                =============      ===========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (Unaudited)

NOTE E - Net Income (Loss) Per Common Share (Continued)

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 867,499 shares and 874,499 shares of common stock were outstanding during the three months ended December 30, 2000 and January 1, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 105,000 shares and 15,000 shares of common stock were outstanding during the three months ended December 30, 2000 and January 1, 2000, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

NOTE F - Stockholders' Equity

Comprehensive income represents the change in stockholders' equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income, foreign currency translation adjustments and gains on derivative instruments. Total comprehensive income (loss) for the three months ended December 30, 2000 and January 1, 2000 was $4.5 million and $(3.9) million, respectively.

Activity in Stockholders' Equity is as follows (in thousands):

                                                                                                 Accumulated
                            Current Year                                                           Other
                           Comprehensive    Common     Contributed    Retained     Treasury     Comprehensive
                              Income        Stock        Capital      Earnings       Stock       Income(Loss)      Total
                           -------------  ----------  -------------  ----------  ------------   -------------   -----------
Balance at
  September 30, 2000                      $      124  $      39,673  $   32,537  $     (2,247)  $     (14,498)  $    55,589
Compensation earned
  related to stock
  options                                          -            306           -             -               -           306
Comprehensive
  income(loss):
  Net income for three
    months ended
    December 30, 2000      $          70           -              -          70             -               -            70
  Foreign currency
    Translation
     adjustment                    4,292           -              -           -             -           4,292         4,292
  Gain on derivative
     instruments                     183           -              -           -             -             183           183
                           -------------  ----------  -------------  ----------  ------------   -------------   -----------
  Total comprehensive
     Income                $       4,545
                           =============
Balance at
  December 30, 2000                       $      124  $      39,979  $   32,607  $     (2,247)  $     (10,023)  $    60,440
                                          ==========  =============  ==========  ============   =============   ===========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (Unaudited)

NOTE F - Stockholders' Equity (Continued)

Included in Accumulated Other Comprehensive Income (Loss) at December 30, 2000 was a $10.2 million loss related to foreign currency translation adjustment and a $0.2 million gain related to derivative instruments.

NOTE G - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

                                               Three Months Ended
                                           --------------------------
                                           December 30,    January 1,
                                               2000           2000
                                           ------------    ----------
Current tax provision:
   Federal                                 $          5    $        -
   State                                             19            14
   Foreign                                        2,435         1,863
                                           ------------    ----------
Total current tax provision                       2,459         1,877

Deferred tax provision:
   Federal                                       (2,519)       (4,071)
   State                                           (297)         (215)
   Foreign                                          168         1,471
                                           ------------    ----------
Total deferred tax provision                     (2,648)       (2,815)
                                           ------------    ----------
Total provision for income taxes           $       (189)   $     (938)
                                           ============    ==========

The Company's overall tax rate for the three months ended December 30, 2000 was approximately 158.8% as compared to 51.3% for the three months ended January 1, 2000. The difference from the statutory rate principally results from domestic tax benefits being established at a higher effective rate than foreign tax expense. The result is an overall tax benefit rate which is higher than the statutory rate.

At December 30, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $34.3 million. The federal NOLs will expire in years 2019-2020, and the state NOLs will expire in years 2004-2015. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $13.4 million at December 30, 2000 will be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (Unaudited)

NOTE H - Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives aimed at increasing the Company's competitiveness and profitability by reducing costs. The initiatives include completing a joint venture in Mexico, closing two of the Company's plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. In the December quarter 2000, the Company recorded a change in estimate that reduced the plant closing and impairment charge by $0.5 million. The components of the plant closing and impairment charge include $49.3 million for fixed asset write-offs, $10.3 million for severance expense and $3.5 million for the write-off of leases and other exit costs. All production at the affected facilities ceased during the December quarter 2000. Of the 1,370 employees to be terminated, 1,294 have terminated as of December 30, 2000. The remaining employees are expected to be terminated by the end of fiscal 2001. Severance will be paid out in either a lump sum or over a maximum period of up to eighteen months. The Company expects that the sale of the related real estate and equipment could take 12 months or longer to complete.

The table below summarizes the activity related to the plant closing accruals for the three months ended December 30, 2000 (in thousands):

                            Accrual                                   Accrual
                          Balance at                                 Balance at
                         September 30,       Cash       Change in   December 30,
                             2000          Payments      Estimate       2000
                         -------------     --------     ---------   ------------
Severance benefits       $      10,763     $ (3,902)    $    (445)  $      6,416
Lease cancellation
and other                        3,553         (230)            -          3,323
                         -------------     --------     ---------   ------------
                         $      14,316     $ (4,132)    $    (445)  $      9,739
                         =============     ========     =========   ============

The Company incurred run-out expenses totaling $4.7 million during the three months ended December 30, 2000. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included in cost of sales in the consolidated statement of income.

In connection with the Fiscal 2000 Strategic Initiatives, the Company curtailed the defined benefit pension and post-retirement medical plans. The financial effect of the curtailment and settlement of these plans resulted in a $2.3 million net gain and was recorded during the three months ended December 30, 2000.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (unaudited)

NOTE I - Fiscal 1999 Severance Charge

During the June quarter 1999, the Company recognized a $1.8 million charge associated with the termination of 46 salaried employees. The charge was recorded as a component of selling, general and administrative expenses. All affected employees have been terminated with cash payments expected to be spread over a period not to exceed two years. At December 30, 2000, there remained a balance of $35 thousand which is equal to the expected future cash expenditures to such terminated employees.

NOTE J - Segment Information

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

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (unaudited)

NOTE J - Segment Information (Continued)

Information about the Company's operations in its different industry segments for the three months ended December 30, 2000 and January 1, 2000 is as follows (in thousands):

                                                           Three Months Ended
                                                        --------------------------
                                                        December 30,     January 1,
                                                            2000           2000
                                                        ----------      ----------
Net Sales to External Customers
   Galey & Lord Apparel                                 $  107,556      $   98,709
   Swift Denim                                              78,604          63,665
   Klopman International                                    31,824          33,191
   Home Fashion Fabrics                                      3,701           5,579
                                                        ----------      ----------
   Consolidated                                         $  221,685      $  201,144
                                                        ==========      ==========
Operating Income (Loss)/(1)/
   Galey & Lord Apparel                                 $    6,381      $    5,496
   Swift Denim                                               7,433           4,069
   Klopman International                                     2,003           3,921
   Home Fashion Fabrics                                     (1,109)           (426)
   Corporate                                                  (260)           (813)
                                                        ----------      ----------
                                                            14,448          12,247
Interest expense                                            16,431          15,853
Income from associated companies/(2)/                       (1,864)         (1,777)
                                                        ----------      ----------
Income (loss) before income taxes                       $     (119)     $   (1,829)
                                                        ==========      ==========
Assets/(3)/
   Galey & Lord Apparel                                 $  286,414      $  333,876
   Swift Denim                                             357,004         426,918
   Klopman International                                   116,209         128,456
   Home Fashion Fabrics                                     54,620          32,389
   Corporate                                                58,840          49,938
                                                        ----------      ----------
                                                        $  873,087      $  971,577
                                                        ==========      ==========

/(1)/December quarter 2000 operating income (loss) includes run-out charges and plant closing costs related to the Fiscal 2000 Strategic Initiatives of $1.6 million for Galey & Lord Apparel and $0.3 million for Swift Denim.

/(2)/Net of amortization of $163 and $153, respectively.
/(3)/Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (unaudited)

NOTE K - Supplemental Condensed Consolidating Financial Information

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

                                                         December 30, 2000
                             ----------------------------------------------------------------------------
                                                          (in thousands)

                                                              Non-
                                           Guarantor        Guarantor
                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                             ------      ------------     ------------     ------------     ------------
Financial Position
------------------
Current assets:
   Trade accounts
     receivable             $       -      $ 123,570        $ 42,062         $       -              $165,632
   Inventories                      -        134,832          38,618                 -               173,450
   Other current
     assets                     3,673         17,456          16,446                 -                37,575
                            ---------      ---------        --------         ---------              --------
        Total current
           assets               3,673        275,858          97,126                 -               376,657

Property, plant and
  equipment, net                    -        209,028          90,186                 -               299,214

Intangibles                         -        148,188               -                 -               148,188

Other assets                  205,799          7,517          33,226          (197,514)               49,028
                            ---------      ---------        --------         ---------              --------
                            $ 209,472      $ 640,591        $220,538         $(197,514)             $873,087
                            =========      =========        ========         =========              ========
Current liabilities:
   Trade accounts
     payable                $      40      $  36,322        $ 22,600         $       -              $  58,962
   Accrued
     liabilities               27,011         21,072          15,450               (13)               63,520
   Other current
     liabilities                5,692         (2,638)          4,118                 -                 7,172
                            ---------      ---------        --------         ---------              --------
      Total current
         liabilities           32,743         54,756          42,168               (13)              129,654

Net intercompany balance
                             (506,087)       582,350         (76,263)                -                     -
Long-term debt                621,413          6,421           2,184                 -               630,018
Other non-current
  liabilities                     963         42,577          10,487            (1,052)               52,975

Stockholders' equity           60,440        (45,513)        241,962          (196,449)               60,440
                            ---------      ---------        --------         ---------              --------
                            $ 209,472      $ 640,591        $220,538         $(197,514)             $873,087
                            =========      =========        ========         =========              ========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (Unaudited)


NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                                         January 1, 2000
                          -----------------------------------------------------------------------------
                                                          (in thousands)

                                                             Non-
                                          Guarantor        Guarantor
                             Parent      Subsidiaries    Subsidiaries     Eliminations     Consolidated
                             ------      ------------    ------------     ------------     ------------
Financial Position
------------------

Current assets:
   Trade accounts
     receivable           $         -    $     119,080    $     41,334    $           -    $     160,414
   Inventories                      -          160,271          40,587             (817)         200,041
   Other current
     assets                     3,191           19,598          20,557              310           43,656
                          -----------    -------------    ------------    -------------    -------------
        Total current
          assets                3,191          298,949         102,478             (507)         404,111

Property, plant and
  equipment, net                    -          275,946          97,322                -          373,268

Intangibles                         -          152,952               -                -          152,952

Other assets                  267,326            7,523          24,989         (258,592)          41,246
                          -----------    -------------    ------------    -------------    -------------
                          $   270,517    $     735,370    $    224,789    $    (259,099)   $     971,577
                          ===========    =============    ============    =============    =============

Current liabilities:
   Trade accounts
     payable              $        25    $      39,758    $     23,657    $           -    $      63,440
   Accrued
     liabilities               24,481           17,021          12,953              706           55,161
   Other current
     liabilities                3,297            1,914          (1,277)           1,638            5,572
                          -----------    -------------    ------------    -------------    -------------
        Total current
          liabilities          27,803           58,693          35,333            2,344          124,173

Net intercompany balance     (508,190)         593,951         (85,761)               -                -
Long-term debt                644,056            7,116          13,855                -          665,027
Other non-current
  liabilities                   2,052           66,213           9,068              248           77,581

Stockholders' equity          104,796            9,397         252,294         (261,691)         104,796
                          -----------    -------------    ------------    -------------    -------------
                          $   270,517    $     735,370    $    224,789    $    (259,099)   $     971,577
                          ===========    =============    ============    =============    =============

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (Unaudited)

NOTE K - Supplemental Condensed Consolidating Financial Information
(Continued)

                                               Three Months Ended December 30, 2000
                               --------------------------------------------------------------------------
                                                          (in thousands)

                                                               Non-
                                            Guarantor        Guarantor
                               Parent      Subsidiaries     Subsidiaries    Eliminations     Consolidated
                               ------      ------------     ------------    ------------     ------------
Results of Operations
---------------------

Net sales                       $   -        $170,829          $63,781        $(12,925)         $221,685

Gross profit                        -          12,320            9,464               -            21,784

Operating income (loss)          (269)          7,714            7,003               -            14,448

Interest expense,
  income taxes and
      other, net                   37          14,193            1,008            (860)           14,378

Net income (loss)               $(306)       $ (6,479)         $ 5,995        $    860          $     70



                                               Three Months Ended January 1, 2000
                               --------------------------------------------------------------------------
                                                          (in thousands)

                                                               Non-
                                             Guarantor       Guarantor
                               Parent      Subsidiaries     Subsidiaries    Eliminations     Consolidated
                               ------      ------------     ------------    ------------     ------------
Results of Operations
---------------------

Net sales                      $    -        $154,513          $56,758        $(10,127)        $201,144

Gross profit                        -          15,024            7,625              60           22,709

Operating income (loss)          (417)          7,869            4,764              31           12,247

Interest expense,
  income taxes and
      other, net                 (542)         13,443              368            (131)          13,138

Net income (loss)              $  125        $ (5,574)         $ 4,396        $    162         $   (891)

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (Unaudited)

NOTE K - Supplemental Condensed Consolidating Financial Information
(Continued)

                                               Three Months Ended December 30, 2000
                              ----------------------------------------------------------------------------
                                                          (in thousands)

                                                               Non-
                                             Guarantor       Guarantor
                              Parent        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                              ------        ------------    ------------     ------------     ------------
Cash Flows
----------

Cash provided by
  (used in) operating
  activities                  $  6,117         $ 17,276       $  1,768          $ (509)          $ 24,652

Cash provided by
  (used in) investing
  activities                     2,731           (2,900)        (4,340)            662             (3,847)

Cash provided by
  (used in) financing
  activities                    (8,848)         (12,459)         2,635            (153)           (18,825)

Effect of exchange
  rate change on cash
  and equivalents                    -                -            292               -                292
                              --------         --------       --------          ------           --------

Net change in cash
  and cash equivalents               -            1,917            355               -              2,272

Cash and cash
  equivalents at
  beginning of period               10            4,194          5,437               -              9,641
                              --------         --------       --------          ------           --------

Cash and cash
  equivalents at end
  of period                   $     10         $  6,111       $  5,792          $    -           $ 11,913
                              ========         ========       ========          ======           ========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                               December 30, 2000
                                  (unaudited)

NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                                 Three Months Ended January 1, 2000
                                 ----------------------------------------------------------------------------
                                                           (in thousands)

                                                                   Non-
                                                Guarantor        Guarantor
                                 Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                 ------       ------------     ------------     ------------     ------------
Cash Flows
----------
Cash provided by
  (used in) operating
  activities                  $  8,060         $(16,752)         $ 3,708          $  (136)         $(5,120)

Cash provided by
  (used in) investing
  activities                     2,126           (2,859)             687           (2,915)          (2,961)

Cash provided by
  (used in) financing
  activities                   (10,134)          17,427           (2,620)           3,051            7,724

Effect of exchange
  rate change on cash
  and equivalents                    -                -             (226)               -             (226)
                              --------         --------          -------          -------          -------
Net change in cash
  and cash equivalents              52           (2,184)           1,549                -             (583)

Cash and cash
  equivalents at
  beginning of period                -            6,089            8,211                -           14,300
                              --------         --------          -------          -------          -------
Cash and cash
  equivalents at end
  of period                   $     52         $  3,905          $ 9,760          $     -          $13,717
                              ========         ========          =======          =======          =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations are primarily classified into four operating segments:
(1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three months ended December 30, 2000 and January 1, 2000 for each segment are shown below:

                                                                              Three Months Ended
                                                                       --------------------------------
                                                                       December 30,          January 1,
                                                                           2000                2000
                                                                       --------------------------------
                                                                            (Amounts in thousands)
Net Sales per Segment
   Galey & Lord Apparel                                                $ 107,556           $  98,709
   Swift Denim                                                            78,604              63,665
   Klopman International                                                  31,824              33,191
   Home Fashion Fabrics                                                    3,701               5,579
                                                                       ---------           ---------
   Total                                                               $ 221,685           $ 201,144
                                                                       =========           =========
Operating Income (Loss) per Segment As Reported
   Galey & Lord Apparel                                                $   6,381           $   5,496
   Swift Denim                                                             7,433               4,069
   Klopman International                                                   2,003               3,921
   Home Fashion Fabrics                                                   (1,109)               (426)
   Corporate                                                                (260)               (813)
                                                                       ---------           ---------
                                                                       $  14,448           $  12,247
                                                                       =========           =========
Operating Income (Loss) per Segment Excluding
   Strategic Initiatives
   Galey & Lord Apparel                                                $   7,997           $   5,496
   Swift Denim                                                             7,767               4,069
   Klopman International                                                   2,003               3,921
   Home Fashion Fabrics                                                   (1,109)               (426)
   Corporate                                                                (260)               (813)
                                                                       ---------           ---------
                                                                       $  16,398           $  12,247
                                                                       =========           =========

December Quarter 2000 Compared to December Quarter 1999


Net Sales


Net sales for the December quarter 2000 (first quarter of fiscal 2001) were $221.7 million as compared to $201.1 million for the December quarter 1999 (first quarter of fiscal 2000).


Galey & Lord Apparel Galey & Lord Apparel's net sales for the December quarter 2000 were $107.6 million, an $8.9 million increase as compared to the December quarter 1999 net sales of $98.7 million. The net sales improvement was primarily attributable to a 7% increase in fabric sales volume and a 72% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's new Monclova, Mexico garment facility which is continuing to increase production. Overall, average selling prices, inclusive of product mix changes, declined approximately 1.5%.


Swift Denim Swift Denim's net sales for the December quarter 2000 were $78.6 million as compared to $63.6 million in the December quarter 1999. The $15.0 million increase was primarily attributable to an 18% increase in sales volume and by changes in product mix, partially offset by a 1% decline in the average sales price of denim fabrics.


Klopman International Klopman International's net sales for the December quarter 2000 were $31.8 million, a $1.4 million decline as compared to the December quarter 1999 net sales of $33.2 million. The decline was primarily attributable to an 18.4% decline in net sales due to exchange rate changes used in translation and a 5.8% decline in selling prices, inclusive of product mix changes, partially offset by a 15.7% increase in sales volume and $0.5 million of foreign currency transaction exchange gains on sales not denominated in Euros.


Home Fashion Fabrics Net sales for Home Fashion Fabrics for the December quarter 2000 were $3.7 million compared to $5.6 million for the December quarter 1999. The $1.9 million decline in net sales primarily resulted from lower selling prices and changes in product mix.


Operating Income


Operating income for the December quarter 2000 was $14.4 million as compared to $12.2 million for the December quarter 1999. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, the December quarter 2000 operating income would have been $16.4 million.


Galey & Lord Apparel Galey & Lord Apparel's operating income was $6.4 million for the December quarter 2000 as compared to $5.5 million for the December quarter 1999. Excluding the run-out costs associate with the Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel's operating income would have been $8.0 million. The increase principally reflects lower raw material prices, the impact of $1.1 million related to increased sales volume and a $1.5 million improvement in the Company's garment production facilities in Mexico, partially offset by higher utility costs and $1.2 million in lower fabric selling prices. While the Company's garment facilities have shown improvement in the current quarter, the Company expects to continue to incur inefficiencies at the Company's Monclova, Mexico garment facility until it reaches full production. Additionally, the Company expects upcoming style changes at both of its Mexican facilities will lower efficiencies during the March and June quarters of fiscal 2001.


Swift Denim December quarter 2000 operating income for Swift Denim was $7.4 million, a $3.3 million increase as compared to the December quarter 1999 operating income of $4.1 million. Excluding the run-out costs associated with the Fiscal 2000 Strategic Initiatives, Swift Denim's operating income would have been $7.8 million. The increase in Swift Denim's operating income principally reflects $4.9 million related to the impact of higher sales volume and changes in product mix and improvement in raw material variances, partially offset by higher utility costs, $1.2 million related to declines in selling prices and higher selling, general and administrative expenses.



Klopman International Klopman International's operating income in the December quarter 2000 decreased $1.9 million to $2.0 million as compared to the December quarter 1999 operating income of $3.9 million. The decrease principally reflects $3.2 million related to the impact of lower selling prices, changes in product mix, higher raw material and utility costs and higher selling, general and administrative costs, partially offset by $1.7 million related to increases in sales volume and foreign exchange gains on sales not denominated in Euros. In addition, Klopman International's results were negatively impacted $0.4 million by foreign currency translation due to the weakness of the Euro against the US Dollar.


Home Fashion Fabrics Home Fashion Fabrics reported an operating loss for the December quarter 2000 of $1.1 million as compared to an operating loss for the December quarter 1999 of $0.4 million. The decrease in operating income was principally due to changes in product mix and the lower selling prices discussed above.


Corporate The corporate segment reported an operating loss for the December quarter 2000 of $0.3 million as compared to an operating loss for the December quarter 1999 of $0.8 million. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies.


Income from Associated Companies


Income from associated companies was $1.9 million in the December quarter 2000 as compared to $1.8 million in the December quarter 1999. The income represents amounts from several joint venture interests that manufacture and sell denim products.


Interest Expense


Interest expense was $16.4 million for the December quarter 2000 compared to $15.9 million for the December quarter 1999. The increase in interest expense was primarily due to higher prime and LIBOR base rates in the December quarter 2000 as compared to the December quarter 1999, partially offset by lower average debt balances in the December quarter 2000 as compared to the December quarter 1999. The average interest rate paid by the Company on its bank debt in the December quarter 2000 was 9.6% per annum as compared to 9.3% per annum in the December quarter 1999.

Income Taxes

The Company's overall tax rate for the December quarter 2000 was approximately 158.8% as compared to 51.3% for the December quarter 1999. The difference from the statutory rate principally results from domestic tax benefits being established at a higher effective rate than foreign tax expense. The result is an overall tax benefit rate which is higher than the statutory rate.

Net Income (Loss) and Net Income (Loss) Per Share

Net income for the December quarter 2000 was $0.1 million or $.01 per common share, compared to a net loss for the December quarter 1999 of $0.9 million or $.07 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for the December quarter 2000 would have been $1.3 million or $.11 per common share.

Order Backlog

The Company's order backlog at December 30, 2000 was $190.3 million, a 31% increase from the January 1, 2000 backlog of $145.4 million. While the Company's backlog has increased from the previous year, many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that order backlogs may not provide as meaningful information with regard to the Company's future sales as order backlogs have in the past.

Liquidity and Capital Resources

The Company and its subsidiaries had cash and cash equivalents totaling $11.9 million and $13.7 million at December 30, 2000 and January 1, 2000, respectively. The Company had a total of $66.5 million of revolving credit borrowing availability under its Senior Credit Facility at December 30, 2000.

During the December quarter 2000, the Company primarily utilized its available cash and revolving credit borrowings under its Senior Credit Facility (as defined below) to fund the Company's operating and investing requirements.

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

On July 13, 1999, the Company amended its Senior Credit Facility. The amendment, which became effective as of July 3, 1999 (the "July 1999 Amendment"), replaced the Adjusted Leverage Ratio covenant (as defined in the July 1999 Amendment) with a minimum EBITDA covenant (as defined in the July 1999 Amendment) until the Company's December quarter 2000, replaced the Consolidated Net Worth covenant with a Consolidated Retained Earnings covenant (both as defined in the July 1999 Amendment), waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the Amendment) until the Company's December quarter 2000 and modified the Company's covenant related to capital expenditures.

On September 7, 2000, the Company amended the Senior Credit Facility to exclude charges related to the Company's Fiscal 2000 Strategic Initiatives from the computation of the covenants.

Under the Senior Credit Facility (as amended by the July 1999 Amendment), for the period beginning July 4, 1999 through February 15, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus
 .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of
(A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% and (B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or
(ii) LIBOR plus a margin of 3.75%. In addition, pursuant to the July 1999 Amendment, the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduces the remaining quarterly principal payments.
In addition, the Company and each of its domestic subsidiaries granted the lenders, as additional collateral, a lien on all real property owned in the United States. Beginning with the quarter ending December 30, 2000, the Company was subject to leverage and fixed charge coverage ratios, as amended pursuant to the July 1999 Amendment.

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

The Company's obligations under the Senior Credit Facility, as amended pursuant to the July 1999 Amendment, are secured by all of the assets of the Company and each of its domestic subsidiaries, a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom. On December 19, 2000, the Company made an Excess Cash Flow payment related to fiscal 2000 of $15.6 million.

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

The Company was in full compliance with all of its lenders' covenants as of December 30, 2000.

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

On August 18, 2000, the Company and its noteholders amended the indenture, dated February 24, 1998 (the "Indenture), entered into in connection with the Notes to amend the definition of "Permitted Investment" in the Indenture to allow the Company and its Restricted Subsidiaries (as defined in the Indenture) to make additional investments (as defined in the Indenture) totaling $15 million at any time outstanding in one or more joint ventures which conduct manufacturing operations primarily in Mexico. This amendment was completed to allow the Company sufficient flexibility in structuring its investment in the Swift Denim-Hidalgo joint venture.

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

Tax Matters

At December 30, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $34.3 million. The federal NOLs will expire in years 2019-2020 if unused, and the state NOLs will be carried forward and will expire in years 2004-2015 if unused. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $13.4 million at December 30, 2000 will be realized. This review, along with the timing of the reversal of its temporary differences and the expiration dates of the NOLs, were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

Other

The Company expects to spend approximately $24 million for capital expenditures in fiscal 2001, of which $4.1 million was spent in the first three months of fiscal 2001. The Company anticipates that approximately 60% of the forecasted capital expenditures will be used to increase the Company's capacity while the remaining 40% will be used to maintain existing capacity.

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

Accounting Change

Effective October 1, 2000, the Company adopted Financial Accounting Standard
No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (FAS 133), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of October 1, 2000 was not material to the Company's financial statements.

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

The Company's European operations export the majority of its sales to countries that are Participating Countries. As the European pricing policy has historically been based on local currencies, the Company believes that as a result of the Euro conversion the uncertainty of the effect of exchange rate fluctuations will be reduced. In addition, the Company's principal competitors are also located within the Participating Countries. The Company believes that the conversion to the Euro will eliminate much of the advantage or disadvantage coming from exchange rate fluctuation resulting from transactions involving legacy currencies in Participating Countries. Accordingly, competitiveness will be solely based on price, quality and service in the Participating Countries. While the Company believes the increased competitiveness based on these factors will provide the Company with a strategic advantage over smaller local companies, it cannot assess the magnitude of this impact on its operations.

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

Forward Looking Statements

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, successful implementation of the Company's strategic initiatives announced September 20, 2000, raw materials and other costs, the level of the Company's indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein or in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company's market risk sensitive instruments by major category at September 30, 2000 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of December 30, 2000, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of December 30, 2000 would have a negative impact of approximately $7.7 million.

Interest Rate Exposures

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company currently has interest rate swap agreements on $25.0 million of its outstanding floating-rate bank debt. The interest rate swaps assure that the Company will pay a maximum LIBOR rate of 5.53% (excluding any applicable spread required by the Senior Credit Facility) for the period ending January 2001. The fair value of the Company's interest rate swaps at December 30, 2000 was $20 thousand.

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

Item 4.   Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.   Other Information (not applicable)

Item 6.   Exhibits and Reports on Form 8-K


     (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

     (b) Reports on Form 8-K - The Registrant filed a Form 8-K on January 12, 2001 announcing the resignation of the Company's Chief Financial Officer and the appointment of the Company's new Chief Accounting Officer.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Galey & Lord, Inc.
                                              ------------------
                                                 (Registrant)



                                              /s/ Arthur C. Wiener
                                              --------------------
                                              Arthur C. Wiener
                                              Chief Executive Officer and
                                                President



February 8, 2001
----------------
     Date

                                 EXHIBIT INDEX



Exhibit                                                  Sequential
Number    Description                                     Page No.
-------   -----------                                     --------