Form 10-Q
period 2001-03-31
GALEY & LORD INC
filed 2001-05-04
CIK 884124

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                      OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

Common Stock, $.01 Par Value - 11,996,966 shares as of April 30, 2001.

                                                 Exhibit Index at page 39

INDEX

                              GALEY & LORD, INC.

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets --                                   3
        March 31, 2001, April 1, 2000
        and September 30, 2000

        Consolidated Statements of Income --                             4
        Three months and six months ended
        March 31, 2001 and April 1, 2000

        Consolidated Statements of Cash Flows --                         5
        Six months ended March 31, 2001 and
        April 1, 2000

        Notes to Consolidated Financial Statements --                 6-21
        March 31, 2001

Item 2. Management's Discussion and Analysis of                      22-34
        Financial Condition and Results of
        Operations

Item 3. Quantitative and Qualitative Disclosures About                  35
        Market Risk

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                               36

Item 2. Changes in Securities and Use of Proceeds                       36

Item 3. Defaults upon Senior Securities                                 36

Item 4. Submission of Matters to a Vote of Security                     36
        Holders

Item 5. Other Information                                               37

Item 6. Exhibits and Reports on Form 8 - K                              37

SIGNATURES                                                              38
----------

EXHIBIT INDEX                                                           39
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. FINANCIAL STATEMENTS


                              GALEY & LORD, INC.

                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                  March 31,        April 1,        September 30,
                                                     2001             2000             2000
ASSETS                                           (Unaudited)      (Unaudited)           *
------                                          -------------    -------------     -------------
Current assets:
  Cash and cash equivalents                     $      14,246    $      20,135     $       9,641
  Trade accounts receivable                           178,493          193,462           197,422
  Sundry notes and accounts receivable                  4,573            7,229             7,461
  Inventories                                         167,327          193,356           166,522
  Income taxes receivable                               2,346            8,507             1,556
  Deferred income taxes                                13,402           10,135            12,902
  Prepaid expenses and other current assets             3,110            3,393             3,957
                                                -------------    -------------     -------------

       Total current assets                           383,497          436,217           399,461

Property, plant and equipment, at cost                479,412          519,052           472,567
Less accumulated depreciation and
  amortization                                       (185,276)        (155,292)         (172,484)
                                                -------------    -------------     -------------
                                                      294,136          363,760           300,083

Investments in and advances to associated
  companies                                            35,316           24,766            31,878
Deferred charges, net                                  12,512           14,289            13,571
Other non-current assets                                1,632            1,950             1,735
Intangibles, net                                      146,985          151,760           149,376
                                                -------------    -------------     -------------
                                                $     874,078    $     992,742     $     896,104
                                                =============    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt             $       4,787    $       3,056     $       3,072
  Trade accounts payable                               63,252           64,095            59,907
  Accrued salaries and employee benefits               27,220           26,145            24,028
  Accrued liabilities                                  30,377           29,803            45,583
  Income taxes payable                                  5,234            2,194             1,507
                                                -------------    -------------     -------------

       Total current liabilities                      130,870          125,293           134,097

Long-term debt                                        640,475          689,634           648,505
Other long-term liabilities                            18,723           19,805            22,813
Deferred income taxes                                  29,837           57,148            35,100

Stockholders' equity:
  Common stock                                            124              124               124
  Contributed capital in excess of par value           40,337           39,552            39,673
  Retained earnings                                    32,801           70,136            32,537
  Treasury stock, at cost                              (2,247)          (2,247)           (2,247)
  Accumulated other comprehensive income              (16,842)          (6,703)          (14,498)
                                                -------------    -------------     -------------

       Total stockholders' equity                      54,173         100,862             55,589
                                                -------------    -------------     -------------
                                                $     874,078    $     992,742     $     896,104
                                                =============    =============     =============

*Condensed from audited financial statements.

         See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                Three Months Ended                 Six Months Ended
                                         -------------------------------   --------------------------------
                                            March 31,        April 1,         March 31,        April 1,
                                              2001             2000             2001             2000
                                         --------------    -------------   --------------    --------------
Net sales                                  $  231,707       $   251,000       $  453,392      $   452,144
Cost of sales                                 208,460           226,552          408,361          404,987
                                           ----------       -----------       ----------      -----------
Gross profit                                   23,247            24,448           45,031           47,157
Selling, general and administrative
 expenses                                       8,639             7,951           17,559           17,221
Amortization of intangibles                     1,202             1,192            2,390            2,384
Plant closing costs                              (142)                -             (587)               -
Net gain on benefit plan curtailments               -                 -           (2,327)               -
                                           ----------       -----------       ----------      -----------
Operating income                               13,548            15,305           27,996           27,552

Interest expense                               15,368            16,627           31,799           32,480

Equity in (income) loss from
 associated companies                          (1,874)           (1,688)          (3,738)          (3,465)
                                           ----------       -----------       ----------      -----------
Income (loss) before income taxes                  54               366              (65)          (1,463)
Income tax expense (benefit):
   Current                                      2,975              (897)           5,434              980
   Deferred                                    (3,115)            1,061           (5,763)          (1,754)
                                           ----------       -----------       ----------      -----------
Net income (loss)                          $      194       $       202       $      264      $      (689)
                                           ==========       ===========       ==========      ===========

Net income (loss) per common share:
Basic:
   Average common shares outstanding           11,984            11,942           11,973           11,922
   Net income (loss) per common share
     - Basic                               $      .02       $       .02       $      .02      $      (.06)
                                           ==========       ===========       ==========      ===========
Diluted:
   Average common shares outstanding           12,015            11,952           12,000           11,922
   Net income (loss) per common share
     - Diluted                             $      .02       $       .02       $      .02      $      (.06)
                                           ==========       ===========       ==========      ===========

         See accompanying notes to consolidated financial statements.

                              GALEY & LORD, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in thousands)

                                                                      Six Months Ended
                                                               -----------------------------
                                                                 March 31,         April 1,
                                                                   2001              2000
                                                               ------------       ----------
Cash flows from operating activities:
 Net income (loss)                                             $      264        $      (689)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation of property, plant and equipment                    16,341             20,238
  Amortization of intangible assets                                 2,391              2,384
  Amortization of deferred charges                                  1,477              1,414
  Deferred income taxes                                            (5,763)            (1,754)
  Non-cash compensation                                               664                133
  (Gain)/loss on disposals of property, plant
    and equipment                                                      41                267
  Undistributed income from associated companies                   (3,738)            (3,465)
  Plant closing costs                                                (587)                 -
  Net gain on benefit plan curtailments                            (2,327)                 -
  Other                                                               166                  -
 Changes in assets and liabilities:
  (Increase)/decrease in accounts receivable - net                 18,014            (19,166)
  (Increase)/decrease in sundry notes & accounts
  receivable                                                        1,283               (680)
  (Increase)/decrease in inventories                               (1,416)           (20,835)
  (Increase)/decrease in prepaid expenses and other
    current assets                                                    835              1,068
  (Increase)/decrease in other non-current assets                     101                352
  (Decrease)/increase in accounts payable - trade                   3,522              2,858
  (Decrease)/increase in accrued liabilities                       (8,878)            (1,038)
  (Decrease)/increase in income taxes payable                       4,176               (807)
  (Decrease)/increase in other long-term liabilities               (4,046)              (681)
                                                               ----------        -----------
Net cash provided by (used in) operating activities                22,520            (20,401)

Cash flows from investing activities:
  Property, plant and equipment expenditures                      (13,250)            (7,453)
  Proceeds from sale of property, plant and equipment               1,301                 21
  Distributions received from associated companies                  2,742              1,072
  Investment in affiliates                                         (1,148)                 -
  Other                                                              (942)                97
                                                               ----------        -----------
Net cash provided by (used in) investing activities               (11,297)            (6,263)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                  14,490             35,700
  Principal payments on long-term debt                            (29,603)            (2,665)
  Issuance of long-term debt                                        9,000                  -
  Payment of bank fees and loan costs                                (473)              (100)
                                                               ----------        -----------
Net cash provided by (used in) financing activities                (6,586)            32,935

Effect of exchange rate changes on cash and cash equivalents          (32)              (436)
                                                               ----------        -----------
Net increase/(decrease) in cash and cash equivalents                4,605              5,835

Cash and cash equivalents at beginning of period                    9,641             14,300
                                                               ----------        -----------

Cash and cash equivalents at end of period                     $   14,246        $    20,135
                                                               ==========        ===========

          See accompanying notes to consolidated financial statements.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the periods ended March 31, 2001 and April 1, 2000. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

Foreign currency forward contracts that hedge forecasted sales and purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the three months and six months ended March 31, 2001 and is included in cost of sales in the consolidated statement of income.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)


NOTE B - Accounting Change (Continued)

At March 31, 2001, the Company expects to reclassify $0.2 million of pre-tax gains ($0.1 million after-tax) on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur.

Fair Value Hedging Strategy

The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the three months and six months ended March 31, 2001 and is included in cost of sales in the consolidated statement of income.

NOTE C - Inventories

The components of inventory at March 31, 2001, April 1, 2000, and September 30, 2000 consisted of the following (in thousands):

                                        March 31,     April 1,   September 30,
                                          2001         2000          2000
                                        --------     --------    -------------
   Raw materials                        $  3,695     $  5,763      $  5,009
   Stock in process                       30,154       31,312        32,502
   Produced goods                        127,810      154,261       126,348
   Dyes, chemicals and supplies           13,342       11,283        11,536
                                        --------     --------      --------
                                         175,001      202,619       175,395
   Less LIFO and other reserves           (7,674)      (9,263)       (8,873)
                                        --------     --------      --------
                                        $167,327     $193,356      $166,522
                                        ========     ========      ========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

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

As a result of the February 2001 funding of the Company's Canadian Loan Agreement (as defined below), the Company repaid $12.7 million principal amount of its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

NOTE D - Long-Term Debt (Continued)

In February 2001, the Company's wholly owned Canadian subsidiary, Drummondville Services Inc. ("Drummondville"), entered into a Loan Agreement (the "Canadian Loan Agreement") with Congress Financial Corporation (Canada), as lender. The Canadian Loan Agreement provides for (i) a revolving line of credit under which Drummondville may borrow up to an amount equal to the lesser of U.S. $16.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory of Drummondville, as defined in the Canadian Loan Agreement), and (ii) a term loan in the principal amount of U.S. $9.0 million, which was originally borrowed in Canadian dollars.

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville's option, of either (i) the U.S. prime rate plus 0%,
 .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00%, all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

Drummondville's obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville's ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement).

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

NOTE E - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                      Three Months Ended                Six Months Ended
                                                   ------------------------         ------------------------
                                                   March 31,       April 1,         March 31,       April 1,
                                                     2001            2000             2001            2000
                                                   --------        --------         ---------       --------
Numerator:
   Net income (loss)                               $    194        $    202         $     264       $   (689)
                                                   ========        ========         =========       ========

Denominator:
   Denominator for basic earnings per share          11,984          11,942            11,973         11,922
   Effect of dilutive securities:
    stock options                                        31              10                27              -
                                                   --------        --------         ---------       --------
   Diluted potential common shares
    denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed exercises                     12,015          11,952            12,000         11,922
                                                   ========        ========         =========       =========

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 85,450 shares and 874,499 shares of common stock were outstanding during the three months and six months ended March 31, 2001 and April 1, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 798,150 shares and 15,000 shares of common stock were outstanding during the three months and six months ended March 31, 2001 and April 1, 2000, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

On February 13, 2001, the Company's stockholders approved an amendment to the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock available under the Stock Option Plan by an aggregate of 800,000 shares. The approved increase in shares available for grant allowed the Company to cancel and exchange its' employees outstanding options (which were granted under the Company's Amended and Restated 1989 Stock Option Plan which is no longer in effect) with an exercise price equal to or in excess of $10.00 per share for an amount granted under the 1999 Stock Option Plan equal to the same number of options cancelled (the "New Options") with an exercise price of $4.1875 per share. The New Options will vest and become exercisable when the Company's Common Stock equals or exceeds $12 per share for a 90 consecutive trading day period. The Company, as required under Financial Accounting Standard 123, has determined the fair value of the options granted and is expensing this over the expected vesting period.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

NOTE F - Stockholders' Equity

Comprehensive income represents the change in stockholders' equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income, foreign currency translation adjustments and gains on derivative instruments. Total comprehensive income (loss) for the three and six months ended March 31, 2001 was $(6.6) million and $(2.1) million, respectively, and for the three and six months ended April 1, 2000 was $(4.1) million and $(8.0) million, respectively.

Activity in Stockholders' Equity is as follows (in thousands):

                                                                                                         Accumulated
                                   Current Year                                                             Other
                                  Comprehensive     Common     Contributed    Retained     Treasury     Comprehensive
                                  Income (Loss)     Stock        Capital      Earnings       Stock       Income(Loss)      Total
                                  -------------     -----        -------      --------       -----       ------------      -----
Balance at
  September 30, 2000                               $   124       $39,673       $32,537      $(2,247)       $(14,498)       $55,589
Issuance of 36,212
  shares of Restricted
  Common Stock                                           -           102             -            -               -            102
Compensation earned
  related to stock options                               -           562             -            -               -            562

Comprehensive income(loss):
  Net income for six months
   ended March 31, 2001              $   264             -             -           264            -               -            264

  Foreign currency translation
   adjustment                         (2,428)            -             -             -            -          (2,428)        (2,428)
  Gain on derivative instruments          84             -             -             -            -              84             84
                                     -------       -------       -------       -------      -------        --------        -------
  Total comprehensive
    income (loss)                    $(2,080)
                                     =======
Balance at March 31, 2001                          $   124       $40,337       $32,801      $(2,247)       $(16,842)       $54,173
                                                   =======       =======       =======      =======        ========        =======

Included in Accumulated Other Comprehensive Income (Loss) at March 31, 2001 was a $16.9 million loss related to foreign currency translation adjustment and a $0.1 million gain related to derivative instruments.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

NOTE G - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

                                             Three Months Ended                Six Months Ended
                                          ------------------------        --------------------------
                                          March 31,       April 1,        March 31,         April 1,
                                             2001           2000             2001             2000
                                          ---------       --------        ---------         --------
Current tax provision:
   Federal                                $       -       $      -        $       5         $      -
   State                                         27             40               46               54
   Foreign                                    2,948           (937)           5,383              926
                                          ---------       --------        ---------         --------
Total current tax provision                   2,975           (897)           5,434              980

Deferred tax provision:
   Federal                                   (2,782)          (213)          (5,301)          (4,284)
   State                                        (82)           (61)            (379)            (276)
   Foreign                                     (251)         1,335              (83)           2,806
                                          ---------       --------        ---------         --------
Total deferred tax provision                 (3,115)         1,061           (5,763)          (1,754)
                                          ---------       --------        ---------         --------
Total provision for income taxes          $    (140)      $    164        $    (329)        $   (774)
                                          =========       ========        =========         ========

The Company's overall tax rate differed from the statutory rate principally due to the impact of domestic tax benefits being established at a higher effective rate than foreign tax expense. The result is an overall tax benefit rate which is higher than the statutory rate.

At March 31, 2001, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $34.3 million. The federal NOLs will expire in years 2019-2020, and the state NOLs will expire in years 2004-2015. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $13.4 million at March 31, 2001 will be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

NOTE H - Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives aimed at increasing the Company's competitiveness and profitability by reducing costs. The initiatives include completing a joint venture in Mexico, closing two of the Company's plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. In the first six months of fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. The components of the plant closing and impairment charge include $49.3 million for fixed asset write-offs, $10.2 million for severance expense and $3.5 million for the write-off of leases and other exit costs. All production at the affected facilities ceased during the December quarter 2000. Of the 1,370 employees to be terminated, 1,333 have been terminated as of March 31, 2001. The remaining employees are expected to be terminated by the end of fiscal 2001. Severance will be paid out in either a lump sum or over a maximum period of up to eighteen months. The Company expects that the sale of the related real estate and equipment could take 12 months or longer to complete.

The table below summarizes the activity related to the plant closing accruals for the six months ended March 31, 2001 (in thousands):

                                 Accrual                                      Accrual
                                Balance at                                   Balance at
                               September 30,      Cash        Change in      March 31,
                                   2000         Payments      Estimate         2001
                               -------------    --------      ---------      ----------
Severance benefits                $10,763       $(5,680)        $(588)         $4,495
Lease cancellation and
 other                              3,553          (521)            -           3,032
                                  -------       -------         -----          ------
                                  $14,316       $(6,201)        $(588)         $7,527
                                  =======       =======         =====          ======

The Company incurred run-out expenses totaling $2.4 million and $7.1 million during the three and six months ended March 31, 2001, respectively. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included in cost of sales in the consolidated statement of income.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)


NOTE H - Fiscal 2000 Strategic Initiatives (Continued)

In connection with the Fiscal 2000 Strategic Initiatives, the Company curtailed certain defined benefit pension and post-retirement medical plans. The financial effect of the curtailment and settlement of these plans resulted in a $2.3 million net gain and was recorded during the three months ended December 30, 2000.

NOTE I - Segment Information

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

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)


NOTE I - Segment Information (Continued)

Information about the Company's operations in its different industry segments for the three and six months ended March 31, 2001 and April 1, 2000 is as follows (in thousands):

                                                   Three Months Ended               Six Months Ended
                                                ------------------------        ------------------------
                                                March 31,       April 1,        March 31,       April 1,
                                                  2001            2000             2001           2000
                                                ---------       --------        ---------       --------
Net Sales to External Customers
   Galey & Lord Apparel                         $ 112,117      $ 117,170        $ 219,673      $ 215,879
   Swift Denim                                     77,743         91,878          156,347        155,543
   Klopman International                           38,948         35,498           70,772         68,689
   Home Fashion Fabrics                             2,899          6,454            6,600         12,033
                                                ---------      ---------        ---------      ---------
   Consolidated                                 $ 231,707      $ 251,000        $ 453,392      $ 452,144
                                                =========      =========        =========      =========

Operating Income (Loss)/(1)/
   Galey & Lord Apparel                         $   9,231      $  10,596        $  15,612      $  16,092
   Swift Denim                                      2,752          1,451           10,185          5,520
   Klopman International                            3,448          3,507            5,451          7,428
   Home Fashion Fabrics                            (1,264)           (87)          (2,373)          (513)
   Corporate                                         (619)          (162)            (879)          (975)
                                                ---------      ---------        ---------      ---------
                                                   13,548         15,305           27,996         27,552
Interest expense                                   15,368         16,627           31,799         32,480
Income from associated companies/(2)/              (1,874)        (1,688)          (3,738)        (3,465)
                                                ---------      ---------        ---------      ---------
Income (loss) before income taxes               $      54      $     366        $     (65)     $  (1,463)
                                                =========      =========        =========      =========

                                                        March 31,                       April 1,
                                                           2001                           2000
                                                        ---------                       --------
Assets/(3)/
   Galey & Lord Apparel                                 $ 299,346                       $ 323,762
   Swift Denim                                            348,788                         440,528
   Klopman International                                  111,815                         122,382
   Home Fashion Fabrics                                    53,475                          57,030
   Corporate                                               60,654                          49,040
                                                        ---------                       ---------
                                                        $ 874,078                       $ 992,742
                                                        =========                       =========

/(1)/Operating income (loss) for the three and six months ended March 31, 2001 includes run-out charges and plant closing costs related to the Fiscal 2000 Strategic Initiatives of $0.4 million and $2.0 million for Galey & Lord Apparel, respectively, $1.9 million and $2.2 million for Swift Denim, respectively, and $0.1 million and $0.1 million for Corporate, respectively.
/(2)/Net of amortization of $163, $145, $326 and $298, respectively. /(3)/Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)


NOTE J - Supplemental Condensed Consolidating Financial Information

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

                                                          March 31, 2001
                          -------------------------------------------------------------------------------
                                                          (in thousands)

                                                              Non-
                                           Guarantor        Guarantor
                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                           --------      ------------     ------------     ------------     ------------
Financial Position
------------------

Current assets:
   Trade accounts
     receivable            $        -       $  132,669       $   45,824      $         -      $  178,493
   Inventories                      -          131,414           35,913                -         167,327
   Other current
     assets                     3,679           17,349           16,649                -          37,677
                           ----------       ----------       ----------      -----------      ----------
        Total current
           assets               3,679          281,432           98,386                -         383,497

Property, plant and
  equipment, net                    -          210,787           83,349                -         294,136

Intangibles                         -          146,985                -                -         146,985

Other assets                  182,338            5,788           33,529         (172,195)         49,460
                           ----------       ----------       ----------      -----------      ----------

                           $  186,017       $  644,992       $  215,264      $  (172,195)     $  874,078
                           ==========       ==========       ==========      ===========      ==========

Current liabilities:
   Trade accounts
     payable               $        -       $   41,142       $   22,110      $         -      $   63,252
   Accrued
     liabilities               20,470           20,774           16,392              (39)         57,597
   Other current
     liabilities                2,219            1,528            6,274                -          10,021
                           ----------       ----------       ----------      -----------      ----------
        Total current
          liabilities          22,689           63,444           44,776              (39)        130,870

Net intercompany balance     (508,912)         588,350          (79,438)               -               -
Long-term debt                616,388            6,318           17,769                -         640,475
Other non-current
  liabilities                   1,679           37,648            9,738             (505)         48,560

Stockholders' equity           54,173          (50,768)         222,419         (171,651)         54,173
                           ----------       ----------       ----------      -----------      ----------
                           $  186,017       $  644,992       $  215,264      $  (172,195)     $  874,078
                           ==========       ==========       ==========      ===========      ==========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

NOTE J - Supplemental Condensed Consolidating Financial Information (Continued)

                                                          April 1, 2000
                          ------------------------------------------------------------------------------
                                                          (in thousands)

                                                             Non-
                                          Guarantor        Guarantor
                             Parent      Subsidiaries    Subsidiaries     Eliminations     Consolidated
                           --------      ------------    ------------     ------------     ------------
Financial Position
------------------

Current assets:
   Trade accounts
     receivable            $       -     $    149,240    $     44,222     $          -     $    193,462
   Inventories                     -          153,831          39,525                -          193,356
   Other current
     assets                    2,837           21,519          25,292             (249)          49,399
                           ---------     ------------    ------------     ------------     ------------
        Total current
         assets                2,837          324,590         109,039             (249)         436,217

Property, plant and
  equipment, net                   -          271,068          92,692                -          363,760

Intangibles                        -          151,760               -                -          151,760

Other assets                 262,212            7,532          25,302         (254,041)          41,005
                           ---------     ------------    ------------     ------------     ------------
                           $ 265,049     $    754,950    $    227,033     $   (254,290)    $    992,742
                           =========     ============    ============     ============     ============

Current liabilities:
   Trade accounts
     payable               $     125     $     41,324    $     22,646     $          -     $     64,095
   Accrued
     liabilities              19,835           18,278          17,852              (17)          55,948
   Other current
     liabilities               2,857            4,366            (784)          (1,189)           5,250
                           ---------     ------------    ------------     ------------     ------------
        Total current
          liabilities         22,817           63,968          39,714           (1,206)         125,293

Net intercompany balance    (533,334)         616,502         (83,168)               -                -
Long-term debt               672,454            7,020          10,160                -          689,634
Other non-current
  liabilities                  2,250           63,542           8,037            3,124           76,953

Stockholders' equity         100,862            3,918         252,290         (256,208)         100,862
                           ---------     ------------    ------------     ------------     ------------
                           $ 265,049     $    754,950    $    227,033     $   (254,290)    $    992,742
                           =========     ============    ============     ============     ============

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)


NOTE J - Supplemental Condensed Consolidating Financial Information (Continued)

                                                 Three Months Ended March 31, 2001
                           ------------------------------------------------------------------------------
                                                           (in thousands)

                                                               Non-
                                            Guarantor       Guarantor
                              Parent      Subsidiaries     Subsidiaries    Eliminations     Consolidated
                           ------------  ---------------  --------------  ---------------  --------------
Results of Operations
---------------------

Net sales                  $         -         $171,995         $ 69,129        $ (9,417)        $231,707

Gross profit                         -           14,883            8,364               -           23,247

Operating income (loss)           (422)           8,133            5,837               -           13,548

Interest expense,
  income taxes and
    other, net                  (1,270)          13,502              576             546           13,354

Net income (loss)          $       848         $ (5,369)        $  5,261        $   (546)        $    194

                                                  Six Months Ended March 31, 2001
                           ------------------------------------------------------------------------------
                                                           (in thousands)

                                                               Non-
                                            Guarantor       Guarantor
                              Parent      Subsidiaries     Subsidiaries    Eliminations     Consolidated
                           ------------  ---------------  --------------  ---------------  --------------
Results of Operations
-------------------------

Net sales                  $         -         $342,824         $132,910        $(22,342)        $453,392

Gross profit                         -           27,203           17,828               -           45,031

Operating income (loss)           (691)          15,847           12,840               -           27,996

Interest expense,
  income taxes and
    other, net                  (1,233)          27,695            1,584            (314)          27,732

Net income (loss)          $       542         $(11,848)        $ 11,256        $    314         $    264

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

NOTE J - Supplemental Condensed Consolidating Financial Information (Continued)

                                                 Three Months Ended April 1, 2000
                           -------------------------------------------------------------------------------
                                                          (in thousands)

                                                              Non-
                                           Guarantor       Guarantor
                             Parent      Subsidiaries     Subsidiaries    Eliminations     Consolidated
                           -----------  ---------------  --------------  ---------------  ----------------
Results of Operations
---------------------

Net sales                  $         -         $194,976          $ 68,205        $(12,181)        $251,000

Gross profit                         -           16,652             7,825             (29)          24,448

Operating income (loss)            (98)          10,277             5,126               -           15,305

Interest expense,
  income taxes and
    other, net                    (903)          15,011               386             609           15,103

Net income (loss)          $       805         $ (4,734)         $  4,740        $   (609)        $    202

                                                   Six Months Ended April 1, 2000
                           -------------------------------------------------------------------------------
                                                           (in thousands)

                                                               Non-
                                            Guarantor       Guarantor
                              Parent      Subsidiaries     Subsidiaries    Eliminations     Consolidated
                           ------------  ---------------  --------------  ---------------  ---------------
Results of Operations
---------------------

Net sales                  $         -         $349,489          $124,963        $(22,308)        $452,144

Gross profit                         -           31,676            15,450              31           47,157

Operating income (loss)           (515)          18,146             9,890              31           27,552

Interest expense,
  income taxes and
    other, net                  (1,445)          28,454               754             478           28,241

Net income (loss)          $       930         $(10,308)         $  9,136        $   (447)        $   (689)

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)


NOTE J - Supplemental Condensed Consolidating Financial Information (Continued)

                                                  Six Months Ended March 31, 2001
                         ---------------------------------------------------------------------------------
                                                          (in thousands)

                                                              Non-
                                           Guarantor        Guarantor
                            Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                         -------------  ---------------  ---------------  ---------------  ---------------
Cash Flows
----------

Cash provided by
  (used in) operating
  activities                 $ (1,182)         $16,809         $  7,565   $         (672)        $ 22,520

Cash provided by
  (used in) investing
  activities                   17,886           (8,812)         (21,034)             663          (11,297)

Cash provided by
  (used in) financing
  activities                  (16,705)          (6,573)          16,683                9           (6,586)

Effect of exchange
  rate change on cash
  and equivalents                   -                -              (32)               -              (32)
                             --------          -------         --------   --------------         --------

Net change in cash
  and cash equivalents             (1)           1,424            3,182                -            4,605

Cash and cash
  equivalents at
  beginning of period              10            4,194            5,437                -            9,641
                             --------          -------         --------   --------------         --------

Cash and cash
  equivalents at end
  of period                  $      9          $ 5,618         $  8,619   $            -         $ 14,246
                             ========          =======         ========   ==============         ========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

NOTE J - Supplemental Condensed Consolidating Financial Information (Continued)

                                                  Six Months Ended April 1, 2000
                         ---------------------------------------------------------------------------------
                                                          (in thousands)

                                                              Non-
                                           Guarantor        Guarantor
                            Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                         -------------  ---------------  ---------------  ---------------  ---------------
Cash Flows
----------

Cash provided by
  (used in) operating
  activities                  $ 5,136         $(35,096)         $10,358   $         (799)        $(20,401)

Cash provided by
  (used in) investing
  activities                   (1,124)          (6,017)              69              809           (6,263)

Cash provided by
  (used in) financing
  activities                   (3,965)          39,889           (2,979)             (10)          32,935

Effect of exchange
  rate change on cash
  and equivalents                   -                -             (436)               -             (436)
                              -------         --------          -------   --------------         --------

Net change in cash
  and cash equivalents             47           (1,224)           7,012                -            5,835

Cash and cash
  equivalents at
  beginning of period               -            6,126            8,174                -           14,300
                              -------         --------          -------   --------------         --------

Cash and cash
  equivalents at end
  of period                   $    47         $  4,902          $15,186   $            -         $ 20,135
                              =======         ========          =======   ==============         ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations are primarily classified into four operating segments:
(1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three and six months ended March 31, 2001 and April 1, 2000 for each segment are shown below:

                                              Three Months Ended                   Six Months Ended
                                         ----------------------------        -----------------------------
                                          March 31,          April 1,           March 31,         April 1,
                                            2001              2000                2001              2000
                                         --------           --------            --------          --------
                                                              (Amounts in thousands)
Net Sales per Segment
   Galey & Lord Apparel                       $112,117          $117,170          $219,673          $215,879
   Swift Denim                                  77,743            91,878           156,347           155,543
   Klopman International                        38,948            35,498            70,772            68,689
   Home Fashion Fabrics                          2,899             6,454             6,600            12,033
                                              --------          --------          --------          --------
   Total                                      $231,707          $251,000          $453,392          $452,144
                                              ========          ========          ========          ========
Operating Income (Loss) per Segment
   As Reported
   Galey & Lord Apparel                       $  9,231          $ 10,596          $ 15,612          $ 16,092
   Swift Denim                                   2,752             1,451            10,185             5,520
   Klopman International                         3,448             3,507             5,451             7,428
   Home Fashion Fabrics                         (1,264)              (87)           (2,373)             (513)
   Corporate                                      (619)             (162)             (879)             (975)
                                              --------          --------          --------          --------
                                              $ 13,548          $ 15,305          $ 27,996          $ 27,552
                                              ========          ========          ========          ========
Operating Income (Loss) per Segment
   Excluding Strategic Initiatives
   Galey & Lord Apparel                       $  9,621          $ 10,596          $ 17,618          $ 16,092
   Swift Denim                                   4,641             1,451            12,408             5,520
   Klopman International                         3,448             3,507             5,451             7,428
   Home Fashion Fabrics                         (1,264)              (87)           (2,373)             (513)
   Corporate                                      (488)             (162)             (748)             (975)
                                              --------          --------          --------          --------
                                              $ 15,958          $ 15,305          $ 32,356          $ 27,552
                                              ========          ========          ========          ========

March Quarter 2001 Compared to March Quarter 2000

Net Sales

Net sales for the March quarter 2001 (second quarter of fiscal 2001) were $231.7 million as compared to $251.0 million for the March quarter 2000 (second quarter of fiscal 2000).

Galey & Lord Apparel Galey & Lord Apparel's net sales for the March quarter 2001 were $112.1 million, a $5.1 million decrease as compared to the March quarter 2000 net sales of $117.2 million. The decline in net sales was primarily attributable to a decline in average selling prices, inclusive of product mix changes, of approximately 2.9%. The average selling price decline was partially offset by an 8% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's Monclova, Mexico garment facility which is continuing to increase production.

Swift Denim Swift Denim's net sales for the March quarter 2001 were $77.7 million as compared to $91.9 million in the March quarter 2000. The $14.2 million decrease was primarily attributable to the reduction in manufacturing capacity resulting from the closure of the Erwin facility in December quarter 2000, partially offset by changes in product mix as customer orders were comprised of more value-added styles.

Klopman International Klopman International's net sales for the March quarter 2001 were $39.0 million, a $3.5 million increase as compared to the March quarter 2000 net sales of $35.5 million. The increase in net sales was primarily attributable to a 21.3% increase in sales volume, partially offset by an 6.3% decline in net sales due to exchange rate changes used in translation and a 5.3% decline in selling prices, inclusive of product mix changes.

Home Fashion Fabrics Net sales for Home Fashion Fabrics for the March quarter 2001 were $2.9 million compared to $6.4 million for the March quarter 2000. The $3.5 million decline in net sales primarily resulted from changes in product mix and lower selling prices.

Operating Income

Operating income for the March quarter 2001 was $13.5 million as compared to $15.3 million for the March quarter 2000. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, the March quarter 2001 operating income would have been $16.0 million.

Galey & Lord Apparel Galey & Lord Apparel's operating income was $9.2 million for the March quarter 2001 as compared to $10.6 million for the March quarter 2000. Excluding the run-out costs associated with the Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel's operating income would have been $9.6 million. The decrease principally reflects higher utility costs and $1.4 million in lower fabric selling prices and changes in product mix, partially offset by lower raw material prices and a $0.4 million improvement in the Company's garment production facilities in Mexico.

Swift Denim March quarter 2001 operating income for Swift Denim was $2.8 million, a $1.3 million increase as compared to the March quarter 2000 operating income of $1.5 million. Excluding the run-out costs associated with the Fiscal 2000 Strategic Initiatives, Swift Denim's operating income would have been $4.6 million. The increase in Swift Denim's operating income principally reflects changes in product mix and improvement in raw material variances, partially offset by higher utility costs and $0.9 million related to higher selling, general and administrative expenses.

Klopman International Klopman International's operating income in the March quarter 2001 decreased $0.1 million to $3.4 million as compared to the March quarter 2000 operating income of $3.5 million. The decrease principally reflects the impact of lower selling prices, changes in product mix and higher raw material and utility costs, partially offset by $1.5 million related to increases in sales volume. In addition, Klopman International's results were negatively impacted $0.2 million by foreign currency translation due to the weakness of the Euro against the US Dollar.

Home Fashion Fabrics Home Fashion Fabrics reported an operating loss for the March quarter 2001 of $1.3 million as compared to an operating loss for the March quarter 2000 of $0.1 million. The decrease in operating income was principally due to changes in product mix and the lower selling prices discussed above.

Corporate The corporate segment reported an operating loss for the March quarter 2001 of $0.6 million as compared to an operating loss for the March quarter 2000 of $0.2 million. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies.

Income from Associated Companies

Income from associated companies was $1.9 million in the March quarter 2001 as compared to $1.7 million in the March quarter 2000. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $15.4 million for the March quarter 2001 compared to $16.6 million for the March quarter 2000. The decrease in interest expense was primarily due to lower average debt balances in the March quarter 2001 as compared to the March quarter 2000 and lower prime and LIBOR base rates in the March quarter 2001 as compared to the March quarter 2000. The average interest rate paid by the Company on its bank debt in the March quarter 2001 was 9.0% per annum as compared to 9.2% per annum in the March quarter 2000.

Income Taxes

The Company's overall tax rate differed from the statutory rate principally due to the impact of domestic tax benefits being established at a higher effective rate than foreign tax expense. The result is an overall tax benefit rate which is higher than the statutory rate.

Net Income (Loss) and Net Income (Loss) Per Share

Net income for the March quarter 2001 and March quarter 2000 was $0.2 million or $.02 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for the March quarter 2001 would have been $1.7 million or $.14 per common share.

Historically, June quarter has been the Company's strongest fiscal quarter. However, based on current market conditions, the Company anticipates that the June quarter 2001 financial results will be similar to the March quarter 2001 financial results.

First Six Months of Fiscal 2001 Compared to First Six Months of Fiscal 2000

Net Sales

Net sales for the first six months of fiscal 2001 were $453.4 million as compared to $452.1 million for the first six months of fiscal 2000.

Galey & Lord Apparel Galey & Lord Apparel's net sales for the first six months of fiscal 2001 were $219.7 million, an $3.8 million increase as compared to the first six months of fiscal 2000's net sales of $215.9 million. The net sales improvement was primarily attributable to a 3% increase in fabric sales volume and a 34% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's Monclova, Mexico garment facility which is continuing to increase production. Overall, average selling prices, inclusive of product mix changes, declined approximately 2.0%.

Swift Denim Swift Denim's net sales for the first six months of fiscal 2001 were $156.3 million as compared to $155.5 million in the first six months of fiscal 2000. The $0.8 million increase was primarily attributable to changes in product mix, partially offset by to the reduction in manufacturing capacity resulting from the closure of the Erwin facility in December quarter 2000.

Klopman International Klopman International's net sales for the first six months of fiscal 2001 were $70.8 million, a $2.1 million increase as compared to the first six months of fiscal 2000 net sales of $68.7 million. The increase was primarily attributable to an 18.5% increase in sales volume, partially offset by a 11.5% decline in net sales due to exchange rate changes used in translation and a 5.6% decline in selling prices, inclusive of product mix changes.

Home Fashion Fabrics Net sales for Home Fashion Fabrics for the first six months of fiscal 2001 were $6.6 million compared to $12.0 million for the first six months of fiscal 2000. The $5.4 million decline in net sales primarily resulted from changes in product mix and lower selling prices.

Operating Income

Operating income for the first six months of fiscal 2001 was $28.0 million as compared to $27.6 million for the first six months of fiscal 2000. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, the first six months operating income would have been $32.4 million.

Galey & Lord Apparel Galey & Lord Apparel's operating income was $15.6 million for the first six months of fiscal 2001 as compared to $16.1 million for the first six months of fiscal 2000. Excluding the run-out costs associated with the Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel's operating income would have been $17.6 million. The increase, excluding the Fiscal 2000 Strategic Initiatives, principally reflects lower raw material prices, the impact of $1.1 million related to increased fabric sales volume and a $1.9 million improvement in the Company's garment production facilities in Mexico, partially offset by higher utility costs and $2.7 million in lower fabric selling prices and changes in product mix. While the Company's garment facilities have continued to show improvement in the current quarter, the Company expects to continue to incur inefficiencies at the Company's Monclova, Mexico garment facility until it reaches full production.

Swift Denim Operating income for the first six months of fiscal 2001 for Swift Denim was $10.2 million, a $4.7 million increase as compared to the first six months of fiscal 2000 operating income of $5.5 million. Excluding the run-out costs associated with the Fiscal 2000 Strategic Initiatives, Swift Denim's operating income would have been $12.4 million. The increase in Swift Denim's operating income principally reflects changes in product mix and improvement in raw material variances, partially offset by higher utility costs, $0.5 million related to declines in selling prices and $1.3 million of higher selling, general and administrative expenses.

Klopman International Klopman International's operating income in the first six months of fiscal 2001 decreased $2.0 million to $5.5 million as compared to the first six months of fiscal 2001 operating income of $7.5 million. The decrease principally reflects $3.9 million related to the impact of lower selling prices and changes in product mix and higher raw material and utility costs, partially offset by $2.7 million related to increases in sales volume. In addition, Klopman International's results were negatively impacted $0.6 million by foreign currency translation due to the weakness of the Euro against the US Dollar.

Home Fashion Fabrics Home Fashion Fabrics reported an operating loss for the first six months of fiscal 2001 of $2.4 million as compared to an operating loss for the first six months of fiscal 2000 of $0.5 million. The decrease in operating income was principally due to changes in product mix and the lower selling prices discussed above.

Corporate The corporate segment reported an operating loss for the first six months of fiscal 2001 of $0.9 million as compared to an operating loss for the first six months of fiscal 2000 of $1.0 million. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies.

Income from Associated Companies

Income from associated companies was $3.7 million in the first six months of fiscal 2001 as compared to $3.5 million in the first six months of fiscal 2000. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $31.8 million for the first six months of fiscal 2001 compared to $32.5 million for the first six months of fiscal 2000. The decrease in interest expense was primarily due to lower average debt balances in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000, partially offset by higher prime and LIBOR base rates in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000. The average interest rate paid by the Company on its bank debt in the first six months of fiscal 2001 was 9.3% per annum as compared to 9.2% per annum in the first six months of fiscal 2000.

Income Taxes

The Company's overall tax rate differed from the statutory rate principally due to the impact of domestic tax benefits being established at a higher effective rate than foreign tax expense. The result is an overall tax benefit rate which is higher than the statutory rate.

Net Income (Loss) and Net Income (Loss) Per Share

Net income for the first six months of fiscal 2001 was $0.3 million or $.02 per common share, compared to a net loss for the first six months of fiscal 2000 of $0.7 million or $.06 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for the first six months of fiscal 2001 would have been $3.0 million or $.25 per common share.

Order Backlog

The Company's order backlog at March 31, 2001 was $181.5 million, a 6.5% decrease from the April 1, 2000 backlog of $194.1 million. The Company's backlog has decreased from the previous year, and the Company has noted that many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that order backlogs may not provide as meaningful information with regard to the Company's future sales as order backlogs have in the past.

Liquidity and Capital Resources

The Company and its subsidiaries had cash and cash equivalents totaling $14.2 million and $20.1 million at March 31, 2001 and April 1, 2000, respectively. As of March 31, 2001, the Company had a total of $51.2 million of revolving credit borrowing availability under its Senior Credit Facility and a total of U.S. $6.7 million of revolving credit borrowing availability under the Canadian Loan Agreement (as defined below).

During the March quarter 2001, the Company primarily utilized its available cash and revolving credit borrowings under its Senior Credit Facility (as defined below) to fund the Company's operating and investing requirements.

Senior Credit Facility

On January 29, 1998 the Company entered into a new credit agreement (as amended, the "Senior Credit Facility") with First Union National Bank ("FUNB"), as agent and lender, and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). In July 1999, the Company amended its Senior Credit Facility (the "July 1999 Amendment") pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments.

In September 2000, the Company amended the Senior Credit Facility to exclude charges related to the Company's Fiscal 2000 Strategic Initiatives from the computation of the covenants. In March 2001, the Company further amended the Senior Credit Facility to allow for a more tax efficient European corporate structure.

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

The Company's obligations under the Senior Credit Facility, as amended pursuant to the July 1999 Amendment, are secured by substantially all of the assets of the Company and each of its domestic subsidiaries (including a lien on all real property owned in the United States), a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom. On December 19, 2000, the Company made an Excess Cash Flow payment related to fiscal 2000 of $15.6 million.

As a result of the February 2001 funding of the Company's Canadian Loan Agreement (as defined below), the Company repaid $12.7 million principal amount of its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

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

The Company was in full compliance with all of its lenders' covenants as of March 31, 2001.

Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes"). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under the Securities Act of 1933. Net proceeds from the offering of $289.3 million (net of initial purchaser's discount and offering expenses), were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein). Interest on the Notes is payable on March 1 and September 1 of each year.

In August 2000, the Company and its noteholders amended the indenture, dated February 24, 1998 (the "Indenture"), entered into in connection with the Notes to amend the definition of "Permitted Investment" in the Indenture to allow the Company and its Restricted Subsidiaries (as defined in the Indenture) to make additional investments (as defined in the Indenture) totaling $15 million at any time outstanding in one or more joint ventures which conduct manufacturing operations primarily in Mexico. This amendment was completed to allow the Company sufficient flexibility in structuring its investment in the Swift Denim-Hidalgo joint venture.

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

Canadian Loan Agreement

In February 2001, the Company's wholly owned Canadian subsidiary, Drummondville Services Inc. ("Drummondville"), entered into a Loan Agreement (the "Canadian Loan Agreement") with Congress Financial Corporation (Canada), as lender. The Canadian Loan Agreement provides for (i) a revolving line of credit under which Drummondville may borrow up to an amount equal to the lesser of U.S. $16.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory of Drummondville, as defined in the Canadian Loan Agreement), and (ii) a term loan in the principal amount of U.S. $9.0 million.

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville's option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars),
(ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00%, all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

Drummondville's obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville's ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement).

Tax Matters

At March 31, 2001, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $34.3 million. The federal NOLs will expire in years 2019-2020 if unused, and the state NOLs will be carried forward and will expire in years 2004-2015 if unused.
Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $13.4 million at March 31, 2001 will be realized. This review, along with the timing of the reversal of its temporary differences and the expiration dates of the NOLs, were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

Other

In the June quarter 2001, the Company expects to incur approximately a $5.0 million income tax charge related to realigning the Company's European legal ownership structure. This charge will not result in any current cash tax payments, as the Company will utilize existing NOLs to completely offset any taxes which otherwise would have been payable.

The Company also expects to incur run-out costs related to the Fiscal 2000 Strategic Initiatives in the June quarter 2001 and in the September quarter 2001 of $1.0 million and $0.7 million, respectively.

The Company expects to spend approximately $25 million for capital expenditures in fiscal 2001, of which $13.3 million was spent in the first six months of fiscal 2001. The Company anticipates that approximately 60% of the forecasted capital expenditures will be used to increase the Company's capacity while the remaining 40% will be used to maintain existing capacity.

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

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of March 31, 2001, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of March 31, 2001 would have a negative impact of approximately $7.3 million.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (not applicable)

Item 2.   Changes in Securities and Use of Proceeds (not applicable)

Item 3.   Defaults Upon Senior Securities (not applicable)

Item 4.   Submission of Matters to a Vote of Security Holders
          The following summarizes the votes at the Annual Meeting of the Company's Stockholders held on February 13, 2001.


                                                                                           Broker
                                                                                        ------------
             Matter                 For         Against      Withheld     Abstentions    Non-Votes
             ------             ------------  -----------  ------------  -------------  ------------
1. Election of Directors:
   Arthur Wiener                   9,494,512            -     1,185,912              -             -
   Michael T. Bradley              9,499,012            -     1,181,412              -             -
   Paul G. Gillease                9,499,012            -     1,181,412              -             -
   Howard S. Jacobs                9,487,312            -     1,193,112              -             -
   William M.R. Mapel              9,494,112            -     1,186,312              -             -
   Stephen C. Sherrill             9,498,812            -     1,181,612              -             -
   Jose de Jesus Valdez            9,499,012            -     1,181,412              -             -

2. Adoption of the following amendments to the Company's 1999 Stock Option Plan (the "Stock Option Plan"):

   (a) Increase the number of shares of Common Stock available under the Stock Option Plan by an aggregate of 800,000 shares:

                                                                                                         Broker
                                                                                                         ------
                                            For          Against        Withheld       Abstentions      Non-Votes
                                            ---          -------        --------       -----------      ---------
                                         6,693,162      1,531,834              -            43,105      2,412,323

   (b) Increase the limitation on the number of options that may be granted to an executive officer of the Company, during any three year period, to options to purchase 600,000 share of Common Stock from 400,000 share of Common Stock:

                                                                                                         Broker
                                                                                                         ------
                                           For           Against        Withheld       Abstentions      Non-Votes
                                           ---           -------        --------       -----------      ---------
                                        10,237,281       402,737               -           40,406               -

3. Adoption of the amendment to the Company's 1996 Restricted Stock Plan (the "Restricted Stock Plan") to increase the number of shares of Common Stock available under the Restricted Stock Plan by an aggregate of 50,000 shares:


                                                                                                         Broker
                                                                                                         ------
                                            For          Against        Withheld       Abstentions      Non-Votes
                                            ---          -------        --------       -----------      ---------
                                        6,876,365      1,343,633               -           48,103       2,412,323

4. Ratification of selection of Ernst & Young LLP as independent auditors for the 2001 fiscal year.

                                                                                                         Broker
                                                                                                         ------
                                            For          Against        Withheld       Abstentions      Non-Votes
                                            ---          -------        --------       -----------      ---------
                                        10,643,673        20,650               -           16,101               -

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



                                              Galey & Lord, Inc.
                                        -----------------------------
                                               (Registrant)



                                        /s/ Leonard F. Ferro
                                        ---------------------------------
                                        Leonard F. Ferro
                                        Vice President



May 4, 2001
-----------
   Date

                                 EXHIBIT INDEX



Exhibit                                                Sequential
Number    Description                                   Page No.
-------   -----------                                   --------

10.67     1996 Restricted Stock Plan (as amended)

10.68     Amendment to 1999 Stock Option Plan of
          Galey & Lord, Inc.

10.69     Loan Agreement by and between Congress
          Financial Corporation (Canada), as lender, and Drummondville Services Inc./Les Services
          Drummondville Inc., as borrower, dated as of February 13, 2001

10.70     Amended and Restated Supplemental Executive
          Retirement Plan of Galey & Lord, Inc.