Form 10-Q
period 2001-06-30
GALEY & LORD INC
filed 2001-07-24
CIK 884124

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                      OR

____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to________________

Commission File Number 0-20080
                       -------

                              GALEY & LORD, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                           56-1593207
   -------------------------------            -----------------
   (State or other jurisdiction of              (IRS Employer
   incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                   10018
----------------------------------------         -------------
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

Common Stock, $.01 Par Value - 11,996,966 shares as of July 20, 2001.

                                         Exhibit Index at page 40

INDEX

                               GALEY & LORD, INC.

                                                                Page
                                                                ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets --                          3
         June 30, 2001, July 1, 2000
         and September 30, 2000

         Consolidated Statements of Income --                    4
         Three months and nine months ended
         June 30, 2001 and July 1, 2000

         Consolidated Statements of Cash Flows --                5
         Nine months ended June 30, 2001 and
         July 1, 2000

         Notes to Consolidated Financial Statements --        6-22
         June 30, 2001

Item 2.  Management's Discussion and Analysis of             23-36
         Financial Condition and Results of
         Operations

Item 3.  Quantitative and Qualitative Disclosures About         37
         Market Risk

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                      38

Item 2.  Changes in Securities and Use of Proceeds              38

Item 3.  Defaults upon Senior Securities                        38

Item 4.  Submission of Matters to a Vote of Security            38
         Holders

Item 5   Other Information                                      38

Item 6.  Exhibits and Reports on Form 8 - K                     38

SIGNATURES                                                      39
----------

EXHIBIT INDEX                                                   40
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. FINANCIAL STATEMENTS

                              GALEY & LORD, INC.

                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                                   June 30,      July 1,    September 30,
                                                                     2001         2000          2000
ASSETS                                                            (Unaudited)  (Unaudited)        *
------                                                            ----------   ----------   -------------
Current assets:
 Cash and cash equivalents                                         $   7,143    $  19,302       $   9,641
 Trade accounts receivable                                           163,531      204,450         197,422
 Sundry notes and accounts receivable                                  3,715        7,069           7,461
 Inventories                                                         164,854      177,046         166,522
 Income taxes receivable                                               2,269        6,144           1,556
 Deferred income taxes                                                 9,776       12,710          12,902
 Prepaid expenses and other current assets                             4,432        4,147           3,957
                                                                   ---------    ---------       ---------

     Total current assets                                            355,720      430,868         399,461

Property, plant and equipment, at cost                               480,041      521,506         472,567
Less accumulated depreciation and
 amortization                                                       (191,052)    (164,379)       (172,484)
                                                                   ---------    ---------       ---------
                                                                     288,989      357,127         300,083

Investments in and advances to associated
 companies                                                            40,822       25,187          31,878
Deferred charges, net                                                 11,891       13,599          13,571
Other non-current assets                                               1,662        1,675           1,735
Intangibles, net                                                     145,784      150,568         149,376
                                                                   ---------    ---------       ---------
                                                                   $ 844,868    $ 979,024       $ 896,104
                                                                   =========    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Current portion of long-term debt                                 $   4,724    $   3,064       $   3,072
 Trade accounts payable                                               60,713       61,971          59,907
 Accrued salaries and employee benefits                               25,124       24,452          24,028
 Accrued liabilities                                                  37,290       41,378          45,583
 Income taxes payable                                                  4,460        2,326           1,507
                                                                   ---------    ---------       ---------

     Total current liabilities                                       132,311      133,191         134,097

Long-term debt                                                       617,029      665,993         648,505
Other long-term liabilities                                           17,163       19,799          22,813
Deferred income taxes                                                 24,011       58,094          35,100

Stockholders' equity:
 Common stock                                                            124          124             124
 Contributed capital in excess of par value                           40,609       39,651          39,673
 Retained earnings                                                    33,648       72,642          32,537
 Treasury stock, at cost                                              (2,247)      (2,247)         (2,247)
 Accumulated other comprehensive income                              (17,780)      (8,223)        (14,498)
                                                                   ---------    ---------       ---------
     Total stockholders' equity                                       54,354      101,947          55,589
                                                                   ---------    ---------       ---------
                                                                   $ 844,868    $ 979,024       $ 896,104
                                                                   =========    =========       =========

*Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                   Three Months Ended      Nine Months Ended
                                                 ----------------------  ----------------------
                                                  June 30,    July 1,     June 30,    July 1,
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
Net sales                                         $220,161    $262,243    $673,553    $714,387
Cost of sales                                      198,572     231,731     606,933     636,718
                                                  --------    --------    --------    --------
Gross profit                                        21,589      30,512      66,620      77,669
Selling, general and administrative expenses         7,904       9,960      25,463      27,181
Amortization of intangibles                          1,201       1,192       3,591       3,576
Plant closing costs                                      -           -        (587)          -
Net gain on benefit plan curtailments                    -           -      (2,327)          -
                                                  --------    --------    --------    --------
Operating income                                    12,484      19,360      40,480      46,912
Interest expense                                    14,431      16,850      46,230      49,330
Equity in (income) loss from associated
 companies                                          (2,689)     (1,549)     (6,427)     (5,014)
                                                  --------    --------    --------    --------
Income before income taxes                             742       4,059         677       2,596
Income tax expense (benefit):
   Current                                           2,095       3,066       7,529       4,046
   Deferred                                         (2,200)     (1,513)     (7,963)     (3,267)
                                                  --------    --------    --------    --------
Net income                                        $    847    $  2,506       1,111    $  1,817
                                                  ========    ========    ========    ========

Net income per common share:
Basic:
    Average common shares outstanding               11,997      11,961      11,981      11,935
    Net income per common share
    - Basic                                       $    .07    $    .21    $    .09    $    .15
                                                  ========    ========    ========    ========
Diluted:
    Average common shares outstanding               12,007      11,979      12,003      11,949
    Net income per common share
    - Diluted                                     $    .07    $    .21    $    .09    $    .15
                                                  ========    ========    ========    ========


         See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                                        Nine Months Ended
                                                                                                 -------------------------------
                                                                                                   June 30,              July 1,
                                                                                                     2001                 2000
                                                                                                  -------------     ------------
Cash flows from operating activities:
 Net income (loss)                                                                                  $  1,111              $  1,817
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation of property, plant and equipment                                                       24,323                30,169
  Amortization of intangible assets                                                                    3,591                 3,576
  Amortization of deferred charges                                                                     2,234                 2,122
  Deferred income taxes                                                                               (7,963)               (3,267)
  Non-cash compensation                                                                                  936                   232
  (Gain)/loss on disposals of property, plant
    and equipment                                                                                         78                   293
  Undistributed income from associated companies                                                      (6,427)               (5,014)
  Plant closing costs                                                                                   (587)                    -
  Net gain on benefit plan curtailments                                                               (2,327)                    -
  Other                                                                                                  165                     -
 Changes in assets and liabilities:
  (Increase)/decrease in accounts receivable - net                                                    32,812               (30,601)
  (Increase)/decrease in sundry notes & accounts
    receivable                                                                                         1,856                  (198)
  (Increase)/decrease in inventories                                                                     775                (5,216)
  (Increase)/decrease in prepaid expenses and other
    current assets                                                                                      (537)                  309
  (Increase)/decrease in other non-current assets                                                         62                   625
  (Decrease)/increase in accounts payable - trade                                                      1,540                   761
  (Decrease)/increase in accrued liabilities                                                          (4,739)                8,870
  (Decrease)/increase in income taxes payable                                                          3,695                 1,692
  (Decrease)/increase in other long-term liabilities                                                  (4,401)                 (665)
                                                                                                    --------              --------

Net cash provided by (used in) operating activities                                                   46,197                 5,505

Cash flows from investing activities:
 Property, plant and equipment expenditures                                                          (20,324)              (11,775)
 Proceeds from sale of property, plant and equipment                                                     907                   336
 Distributions received from associated companies                                                      3,076                 1,808
 Investment in affiliates (Note I)                                                                      (750)                    -
 Other                                                                                                  (794)                  362
                                                                                                    --------              --------

Net cash provided by (used in) investing activities                                                  (17,885)               (9,269)

Cash flows from financing activities:
 Increase/(decrease) in revolving line of credit                                                     (11,105)               21,900
 Principal payments on long-term debt                                                                (31,063)              (12,559)
 Issuance of long-term debt                                                                           12,094                     -
 Payment of bank fees and loan costs                                                                    (540)                 (100)
                                                                                                    --------              --------

Net cash provided by (used in) financing activities                                                  (30,614)                9,241

Effect of exchange rate changes on cash and cash equivalents                                            (196)                 (475)
                                                                                                    --------              --------

Net increase/(decrease) in cash and cash equivalents                                                  (2,498)                5,002

Cash and cash equivalents at beginning of period                                                       9,641                14,300
                                                                                                    --------              --------
Cash and cash equivalents at end of period                                                          $  7,143              $ 19,302
                                                                                                    ========              ========

          See accompanying notes to consolidated financial statements.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2001 and July 1, 2000. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

Foreign currency forward contracts that hedge forecasted sales and purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the three months and nine months ended June 30, 2001 and is included in cost of sales in the consolidated statement of income.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE B - Accounting Change (Continued)

At June 30, 2001, the Company expects to reclassify $0.1 million of pre-tax gains ($0.05 million after-tax) on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur.

Fair Value Hedging Strategy
The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the three months and nine months ended June 30, 2001 and is included in cost of sales in the consolidated statement of income.

NOTE C - Inventories

The components of inventory at June 30, 2001, July 1, 2000, and September 30, 2000 consisted of the following (in thousands):


                                                             June 30,               July 1,             September 30,
                                                               2001                  2000                   2000
                                                            ---------             ---------             -------------
Raw materials                                               $  4,627              $  5,610                $  5,009
Stock in process                                              29,750                33,467                  32,502
Produced goods                                               123,037               136,295                 126,348
Dyes, chemicals and supplies                                  12,751                11,403                  11,536
                                                            --------              --------                --------
                                                             170,165               186,775                 175,395
Less LIFO and other reserves                                  (5,311)               (9,729)                 (8,873)
                                                            --------              --------                --------
                                                            $164,854              $177,046                $166,522
                                                            ========              ========                ========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)


NOTE D - Long-Term Debt

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with First Union National Bank ("FUNB"), as agent and lender and its syndicate of lenders. The amendment became effective as of July 3, 1999 (the "Amendment"). Under the Amendment, for the period beginning July 4, 1999 through February 15, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% or
(B) with respect to Term Loan C, either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.0% or (ii) LIBOR plus a margin of 3.75%. In addition, the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments.

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

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE D - Long-Term Debt (Continued)

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

In February 2001, the Company's wholly owned Canadian subsidiary, Drummondville Services Inc. ("Drummondville"), entered into a Loan Agreement (the "Canadian Loan Agreement") with Congress Financial Corporation (Canada), as lender. The Canadian Loan Agreement provides for (i) a revolving line of credit under which Drummondville may borrow up to an amount equal to the lesser of U.S. $16.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory of Drummondville, as defined in the Canadian Loan Agreement), and (ii) a term loan in the principal amount of U.S. $9.0 million, which was originally borrowed and denominated in Canadian dollars.

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE D - Long-Term Debt (Continued)

rate,at Drummondville's option, of either (i) the U.S. prime rate plus 0%, .25%,
 .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in US dollar), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

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

The Company was in full compliance with all of its lenders' covenants as of June 30, 2001. However, due to the poor retail environment, the Company expects to report a loss for the September 2001 quarter. Accordingly, the Company anticipates that it will not be in compliance with certain of the financial covenants in the Senior Credit Facility as of September 29, 2001. The Company has initiated discussions with its Senior Credit Facility Lenders and anticipates being able to obtain the necessary amendments to its Senior Credit Facility. The Company expects that an amendment to its Senior Credit Facility would result in an increase in the stated interest rates under this Facility. While the Company believes its relationships with its Senior Credit Facility lenders are good, it cannot make any assurances that it will be able to obtain waivers of any future covenant violations. If the Company violates the financial or other covenants contained in its Senior Credit Facility or in the indenture governing the outstanding Notes, the Company will be in default under the Senior Credit Facility and/or the indenture. If a default occurs and is not waived by the lenders, the lenders could seek remedies against the Company, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)


NOTE E - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                       Three Months Ended  Nine Months Ended
                                                       ------------------  -----------------
                                                        June 30,   July 1,  June 30,  July 1,
                                                          2001      2000     2001      2000
                                                         -------  -------   -------  -------
Numerator:
  Net income (loss)                                      $   847  $ 2,506   $ 1,111  $ 1,817
                                                         =======  =======   =======  =======

Denominator:
  Denominator for basic earnings per share                11,997   11,961    11,981   11,935
  Effect of dilutive securities:
   stock options                                              10       18        22       14
                                                         -------  -------   -------  -------
  Diluted potential common shares denominator for
   diluted earnings per share - adjusted weighted
   average shares and assumed exercises exercises         12,007   11,979    12,003   11,949
                                                         =======  =======   =======  =======

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 87,450 shares and 874,499 shares of common stock were outstanding during the three months and nine months ended June 30, 2001 and July 1, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 798,150 shares and 105,000 shares of common stock were outstanding during the three months and nine months ended June 30, 2001 and July 1, 2000, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

On February 13, 2001, the Company's stockholders approved an amendment to the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock available under the Stock Option Plan by an aggregate of 800,000 shares. The approved increase in shares available for grant allowed the Company to cancel and exchange its' employees outstanding options (which were granted under the Company's Amended and Restated 1989 Stock Option Plan which is no longer in effect) with an exercise price equal to or in excess of $10.00 per share for an amount granted under the 1999 Stock Option Plan equal to the same number of options cancelled (the "New Options") with an exercise price of $4.1875 per share. The New Options will vest and become exercisable when the common stock equals or exceeds $12 per share for a 90 consecutive trading day period. The Company, as required under Financial Accounting Standard 123, has determined the fair value of the options granted and is expensing this over the expected vesting period.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE F - Stockholders' Equity

Comprehensive income represents the change in stockholders' equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income, foreign currency translation adjustments and gains on derivative instruments. Total comprehensive income (loss) for the three and nine months ended June 30, 2001 was $(0.1) million and $(3.0) million, respectively, and for the three and nine months ended July 1, 2000 was $1.0 million and $(7.0) million, respectively.

Activity in Stockholders' Equity is as follows (in thousands):

                                                                                        Accumulated
                              Current Year                                                 Other
                             Comprehensive   Common  Contributed  Retained  Treasury   Comprehensive
                             Income (Loss)   Stock     Capital    Earnings    Stock     Income(Loss)     Total
                             --------------  ------  -----------  --------  ---------  --------------  ---------
Balance at
  September 30, 2000                         $ 124     $39,673   $  32,537   $(2,247)    $   (14,498)   $ 55,589
Issuance of 36,212
  shares of Restricted
  Common Stock                                   -         102           -         -               -         102
Compensation earned
  related to stock
  options                                        -         834           -         -               -         834
Comprehensive
  income(loss):
  Net income for nine
   months ended
   June 30, 2001                  $    264       -           -       1,111         -               -       1,111
  Foreign currency
   translation
   adjustment                       (3,233)      -           -           -         -          (3,233)     (3,233)
  Gain on derivative
   instruments                         (49)      -           -           -         -             (49)        (49)
                                   -------   -----     -------   ---------   -------     -----------    --------
  Total comprehensive
   income (loss)                  $ (3,018)
                                  ========
Balance at
  June 30, 2001                              $ 124     $40,609   $  33,648   $(2,247)    $   (17,780)   $ 54,354
                                             =====     =======   =========   =======     ===========    ========



Included in Accumulated Other Comprehensive Income (Loss) at June 30, 2001 was a $(17.7) million loss related to foreign currency translation adjustment and a $(0.1) million loss related to derivative instruments.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE G - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

                                              Three Months Ended    Nine Months Ended
                                             --------------------  -------------------
                                              June 30,   July 1,   June 30,   July 1,
                                                2001      2000       2001      2000
                                               -------   -------    -------   -------
Current tax provision:
   Federal                                   $       -   $     -    $     5   $     -
   State                                            22       253         68       307
   Foreign                                       2,073     2,813      7,456     3,739
                                             ---------   -------    -------   -------
Total current tax provision                      2,095     3,066      7,529     4,046

Deferred tax provision:
   Federal                                      (2,275)   (3,573)    (7,576)   (7,857)
   State                                          (219)     (622)      (598)     (898)
   Foreign                                         294     2,682        211     5,488
                                             ---------   -------    -------   -------
Total deferred tax provision                    (2,200)   (1,513)    (7,963)   (3,267)
                                             ---------   -------    -------   -------
Total provision for income taxes             $    (105)  $ 1,553    $  (434)  $   779
                                             =========   =======    =======   =======

The Company's overall tax rate differed from the statutory rate principally due to the impact of domestic tax benefits being established at a higher effective rate than foreign tax expense. The result is an overall tax benefit rate which is higher than the statutory rate.

At June 30, 2001, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $35.9 million. The federal NOLs will expire in years 2019-2020, and the state NOLs will expire in years 2004-2015. Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $9.8 million at June 30, 2001 will be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE H - Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives aimed at increasing the Company's competitiveness and profitability by reducing costs. The initiatives include completing a joint venture in Mexico, closing two of the Company's plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. In the first nine months of fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. All production at the affected facilities ceased during the December quarter 2000. Of the 1,370 employees to be terminated, 1,350 have been terminated as of June 30, 2001. The remaining employees are expected to be terminated by the end of fiscal 2001. Severance will be paid out in either a lump sum or over a maximum period of up to eighteen months. The Company expects that the sale of the related real estate and equipment could take 12 months or longer to complete.

The table below summarizes the activity related to the plant closing accruals for the nine months ended June 30, 2001 (in thousands):


                                 Accrual                               Accrual
                               Balance at                             Balance at
                              September 30,     Cash       Change in   June 30,
                                  2000        Payments     Estimate     2001
                              -------------   --------     --------   --------
Severance benefits               $10,763      $(7,463)      $(588)     $2,712
Lease cancellation
   and other                       3,553         (760)          -       2,793
                                 -------      -------       -----      ------
                                 $14,316      $(8,223)      $(588)     $5,505
                                 =======      =======       =====      ======

The Company incurred run-out expenses totaling $1.3 million and $8.4 million during the three and nine months ended June 30, 2001, respectively. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included in cost of sales in the consolidated statement of income.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE H - Fiscal 2000 Strategic Initiatives (Continued)

In connection with the Fiscal 2000 Strategic Initiatives, the Company curtailed certain defined benefit pension and post-retirement medical plans. The financial effect of the curtailment and settlement of these plans resulted in a $2.3 million net gain and was recorded during the three months ended December 30, 2000.

NOTE I - Noncash Investing Activities

On August 18, 2000, the Company formed the Swift Denim-Hidalgo joint venture with Grupo Dioral to manufacture denim in Mexico. As part of the initial investment in this joint venture, the Company agreed to contribute equipment from the closure of its Erwin facility as well as cash and inventory. During fiscal 2001, the Company has contributed approximately $3.5 million of equipment.

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

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE J - Segment Information (Continued)

Information about the Company's operations in its different industry segments for the three and nine months ended June 30, 2001 and July 1, 2000 is as follows (in thousands):

                                                         Three Months Ended      Nine Months Ended
                                                       ----------------------  ----------------------
                                                       June 30,    July 1,     June 30,    July 1,
                                                         2001       2000         2001       2000
                                                       --------    --------    --------    --------
 Net Sales to External Customers
    Galey & Lord Apparel                                $103,258    $124,060    $322,931    $339,939
    Swift Denim                                           78,103      99,182     234,450     254,725
    Klopman International                                 35,351      34,357     106,123     103,046
    Home Fashion Fabrics                                   3,449       4,644      10,049      16,677
                                                        --------    --------    --------    --------
    Consolidated                                        $220,161    $262,243    $673,553    $714,387
                                                        ========    ========    ========    ========

Operating Income (Loss)/(1)/
    Galey & Lord Apparel                                $  4,289    $ 11,847    $ 19,901    $ 27,939
    Swift Denim                                            6,640       5,576      16,825      11,096
    Klopman International                                  3,425       2,935       8,876      10,363
    Home Fashion Fabrics                                  (1,489)       (728)     (3,862)     (1,241)
    Corporate                                               (381)       (270)     (1,260)     (1,245)
                                                        --------    --------    --------    --------
                                                          12,484      19,360      40,480      46,912
Interest expense                                          14,431      16,850      46,230      49,330
Income from associated companies/(2)/                     (2,689)     (1,549)     (6,427)     (5,014)
                                                        --------    --------    --------    --------
Income (loss) before income taxes                       $    742    $  4,059    $    677    $  2,596
                                                        ========    ========    ========    ========

                                         June 30,             July 1,
                                          2001                 2000
                                        --------             --------
Assets/(3)/
   Galey & Lord Apparel             $    280,971          $   314,104
   Swift Denim                           341,324              443,814
   Klopman International                 106,588              117,998
   Home Fashion Fabrics                   53,914               55,759
   Corporate                              62,071               47,349
                                    ------------          -----------
                                    $    844,868          $   979,024
                                    ============          ===========

/(1)/Operating income (loss) for the three and nine months ended June 30, 2001 includes run-out charges and plant closing costs related to the Fiscal 2000 Strategic Initiatives of $0.1 million and $2.1 million for Galey & Lord Apparel, respectively, $1.1 million and $3.4 million for Swift Denim, respectively, and $0.0 million and $0.1 million for Corporate, respectively.
/(2)/Net of amortization of $163, $138, $489 and $436, respectively. /(3)/Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

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

                                                            June 30, 2001
                                ---------------------------------------------------------------------
                                                           (in thousands)

                                                               Non-
                                              Guarantor      Guarantor
                                  Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                ----------  -------------  -------------  -------------  ------------
Financial Position
------------------
Current assets:
   Trade accounts
     receivable                 $       -       $117,025       $ 46,506      $       -       $163,531
   Inventories                          -        129,806         35,048              -        164,854
   Other current
     assets                         3,668         12,490         11,177              -         27,335
                                ---------       --------       --------      ---------       --------
       Total current
        assets                      3,668        259,321         92,731              -        355,720

Property, plant and
  equipment, net                        -        207,995         80,994              -        288,989

Intangibles                             -        145,784              -              -        145,784

Other assets                      176,273          5,723         38,916       (166,537)        54,375
                                ---------       --------       --------      ---------       --------
                                $ 179,941       $618,823       $212,641      $(166,537)      $844,868
                                =========       ========       ========      =========       ========

Current liabilities:
   Trade accounts
     payable                    $       -       $ 39,480       $ 21,233      $       -       $ 60,713
   Accrued
     liabilities                   25,626         18,658         18,144            (14)        62,414
   Other current
     liabilities                    2,203          1,296          5,685              -          9,184
                                ---------       --------       --------      ---------       --------
       Total current
        liabilities                27,829         59,434         45,062            (14)       132,311

Net intercompany balance         (496,314)       582,092        (85,778)             -              -
Long-term debt                    591,641          5,912         19,476              -        617,029
Other non-current
  liabilities                       2,431         29,329          9,819           (405)        41,174

Stockholders' equity               54,354        (57,944)       224,062       (166,118)        54,354
                                ---------       --------       --------      ---------       --------
                                $ 179,941       $618,823       $212,641      $(166,537)      $844,868
                                =========       ========       ========      =========       ========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)



                                                            July 1, 2000
                                --------------------------------------------------------------------
                                                           (in thousands)

                                                              Non-
                                             Guarantor      Guarantor
                                  Parent    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                  ------    ------------  -------------  -------------  ------------
Financial Position
------------------
Current assets:
  Trade accounts
     receivable                 $       -       $157,681      $ 46,769      $       -       $204,450
   Inventories                          -        140,479        36,567              -        177,046
   Other current
     assets                           635         25,200        24,168           (631)        49,372
                                ---------       --------      --------      ---------       --------
       Total current
        assets                        635        323,360       107,504           (631)       430,868

Property, plant and
  equipment, net                        -        265,913        91,214              -        357,127

Intangibles                             -        150,568             -              -        150,568

Other assets                      262,295          7,619        25,501       (254,954)        40,461
                                ---------       --------      --------      ---------       --------
                                $ 262,930       $747,460      $224,219      $(255,585)      $979,024
                                =========       ========      ========      =========       ========

Current liabilities:
   Trade accounts
     payable                    $     325       $ 39,158      $ 22,488      $       -       $ 61,971
   Accrued
     liabilities                   27,506         18,981        19,355            (12)        65,830
   Other current
     liabilities                    2,497            679         2,214              -          5,390
                                ---------       --------      --------      ---------       --------
       Total current
         liabilities               30,328         58,818        44,057            (12)       133,191

Net intercompany
  balance                        (528,267)       612,526       (84,259)             -              -
Long-term debt                    658,096          6,623         1,274              -        665,993
Other non-current
  liabilities                         826         68,192         9,698           (823)        77,893

Stockholders' equity              101,947          1,301       253,449       (254,750)       101,947
                                ---------       --------      --------      ---------       --------
                                $ 262,930       $747,460      $224,219      $(255,585)      $979,024
                                =========       ========      ========      =========       ========

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                              Three Months Ended June 30, 2001
                             ------------------------------------------------------------------
                                                       (in thousands)

                                                          Non-
                                         Guarantor     Guarantor
                              Parent   Subsidiaries   Subsidiaries  Eliminations   Consolidated
                              ------   -------------  ------------  -------------  ------------
Results of Operations
---------------------
Net sales                    $     -       $161,115        $70,934      $(11,888)      $220,161

Gross profit                       -         11,871          9,718             -         21,589

Operating income (loss)         (282)         5,329          7,437             -         12,484

Interest expense,
  income taxes and
     other, net               (1,781)        12,898            419           101         11,637

Net income (loss)            $ 1,499       $ (7,569)       $ 7,018      $   (101)      $    847



                                              Nine Months Ended June 30, 2001
                             ------------------------------------------------------------------
                                                       (in thousands)

                                                          Non-
                                         Guarantor     Guarantor
                              Parent   Subsidiaries   Subsidiaries  Eliminations   Consolidated
                              ------   -------------  ------------  -------------  ------------
Results of Operations
---------------------

Net sales                    $     -       $503,939       $203,844      $(34,230)      $673,553

Gross profit                       -         39,074         27,546             -         66,620

Operating income (loss)         (973)        21,176         20,277             -         40,480

Interest expense,
  income taxes and
     other, net               (3,014)        40,593          2,003          (213)        39,369

Net income (loss)            $ 2,041       $(19,417)      $ 18,274      $    213       $  1,111

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                              Three Months Ended July 1, 2000
                             -----------------------------------------------------------------
                                                      (in thousands)

                                                         Non-
                                        Guarantor     Guarantor
                             Parent   Subsidiaries   Subsidiaries  Eliminations   Consolidated
                             -------  -------------  ------------  -------------  ------------
Results of Operations
---------------------

Net sales                    $    -       $205,181        $69,112      $(12,050)      $262,243

Gross profit                      -         22,312          8,200             -         30,512

Operating income (loss)        (371)        14,017          5,714             -         19,360

Interest expense,
  income taxes and
         other, net            (671)        16,872          3,030        (2,377)        16,854

Net income (loss)             $ 300       $ (2,855)       $ 2,684      $  2,377       $  2,506




                                               Nine Months Ended July 1, 2000
                             ------------------------------------------------------------------
                                                       (in thousands)

                                                          Non-
                                         Guarantor     Guarantor
                              Parent   Subsidiaries   Subsidiaries  Eliminations   Consolidated
                             --------  -------------  ------------  -------------  ------------
Results of Operations
---------------------------

Net sales                    $     -       $554,670       $194,075      $(34,358)      $714,387

Gross profit                       -         53,988         23,650            31         77,669

Operating income (loss)         (886)        32,163         15,604            31         46,912

Interest expense,
  income taxes and
         other, net           (2,116)        45,326          3,784        (1,899)        45,095

Net income (loss)            $ 1,230       $(13,163)      $ 11,820      $  1,930       $  1,817

                              GALEY & LORD, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)


NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                              Nine Months Ended June 30, 2001
                           ---------------------------------------------------------------------
                                                      (in thousands)

                                                         Non-
                                        Guarantor      Guarantor
                            Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                           ---------  -------------  -------------  -------------  -------------
Cash Flows
----------

Cash provided by
  (used in) operating
  activities               $  7,344       $ 28,672       $ 10,843       $   (662)      $ 46,197

Cash provided by
  (used in) investing
  activities                 21,748        (15,014)       (25,281)           662        (17,885)

Cash provided by
  (used in) financing
  activities                (29,094)       (13,150)        11,630              -        (30,614)

Effect of exchange
  rate change on cash
  and equivalents                 -              -           (196)             -           (196)
                           --------       --------       --------       --------       --------

Net change in cash
  and cash equivalents           (2)           508         (3,004)             -         (2,498)

Cash and cash
  equivalents at
  beginning of period            10          4,194          5,437              -          9,641
                           --------       --------       --------       --------       --------

Cash and cash
  equivalents at end
  of period                $      8       $  4,702       $  2,433       $      -       $  7,143
                           ========       ========       ========       ========       ========

                              GALEY & LORD, INC.

                  Notes to consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                              Nine Months Ended July 1, 2000
                           ---------------------------------------------------------------------
                                                      (in thousands)

                                                         Non-
                                        Guarantor      Guarantor
                            Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                            ------    -------------  -------------  -------------  -------------
Cash Flows
----------
Cash provided by
  (used in) operating
  activities               $ 14,860     $  (26,764)      $ 18,202        $  (793)       $ 5,505

Cash provided by
  (used in) investing
  activities                  7,316         (8,477)          (166)        (7,942)        (9,269)

Cash provided by
  (used in) financing
  activities                (22,133)        35,618        (12,979)         8,735          9,241

Effect of exchange
  rate change on cash
  and equivalents                 -              -           (475)             -           (475)
                           --------     ----------       --------        -------        -------

Net change in cash
  and cash equivalents           43            377          4,582              -          5,002

Cash and cash
  equivalents at
  beginning of period             -          6,126          8,174              -         14,300
                           --------     ----------       --------        -------        -------

Cash and cash
  equivalents at end
  of period                $     43     $    6,503       $ 12,756        $     -        $19,302
                           ========     ==========       ========        =======        =======


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company believes this is a most difficult environment for textiles. The relative strength of the US dollar, combined with a difficult domestic retail environment continues to put price and volume pressure upon the Company's products. The Company has indicated that it will take appropriate long-term actions to adjust to what it believes is a permanent change in the marketplace. The Company's management continues to evaluate alternatives, including if necessary the potential rationalization and sale of assets, that it believes will position the Company for future profitability and it expects to conclude such evaluation during the September quarter.

The Company's operations are primarily classified into four operating  segments:
(1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three and nine months ended June 30, 2001 and July 1, 2000 for each segment are shown below:

                                               Three Months Ended                  Nine Months Ended
                                       ----------------------------------  ----------------------------------
                                             June 30,           July 1,           June 30,            July 1,
                                               2001              2000               2001               2000
                                             --------          --------           --------           --------
                                                              (Amounts in thousands)
Net Sales per Segment
   Galey & Lord Apparel                       $103,258          $124,060          $322,931          $339,939
   Swift Denim                                  78,103            99,182           234,450           254,725
   Klopman International                        35,351            34,357           106,123           103,046
   Home Fashion Fabrics                          3,449             4,644            10,049            16,677
                                              --------          --------          --------          --------
   Total                                      $220,161          $262,243          $673,553          $714,387
                                              ========          ========          ========          ========
Operating Income (Loss) per Segment
 As Reported
   Galey & Lord Apparel                       $  4,289          $ 11,847          $ 19,901          $ 27,939
   Swift Denim                                   6,640             5,576            16,825            11,096
   Klopman International                         3,425             2,935             8,876            10,363
   Home Fashion Fabrics                         (1,489)             (728)           (3,862)           (1,241)
   Corporate                                      (381)             (270)           (1,260)           (1,245)
                                              --------          --------          --------          --------
                                              $ 12,484          $ 19,360          $ 40,480          $ 46,912
                                              ========          ========          ========          ========
Operating Income (Loss) per Segment
 Excluding Strategic Initiatives
   Galey & Lord Apparel                       $  4,426          $ 11,847          $ 22,044          $ 27,939
   Swift Denim                                   7,777             5,576            20,185            11,096
   Klopman International                         3,425             2,935             8,876            10,363
   Home Fashion Fabrics                         (1,489)             (728)           (3,862)           (1,241)
   Corporate                                      (381)             (270)           (1,129)           (1,245)
                                              --------          --------          --------          --------
                                              $ 13,758          $ 19,360          $ 46,114          $ 46,912
                                              ========          ========          ========          ========

June Quarter 2001 Compared to June Quarter 2000

Net Sales

Net sales for the June quarter 2001 (third quarter of fiscal 2001) were $220.2 million as compared to $262.2 million for the June quarter 2000 (third quarter of fiscal 2000).

Galey & Lord Apparel Galey & Lord Apparel's net sales for the June quarter 2001 were $103.3 million, a $20.8 million decrease as compared to the June quarter 2000 net sales of $124.1 million. The decline in net sales was primarily attributable to a decline in fabric volume of approximately 20.7% due to the difficult domestic retail environment. The volume decline was partially offset by a 20% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's Monclova, Mexico garment facility.

Swift Denim Swift Denim's net sales for the June quarter 2001 were $78.1 million as compared to $99.2 million in the June quarter 2000. The $21.1 million decrease was primarily attributable to the reduction in manufacturing capacity resulting from the closure of the Erwin facility in December quarter 2000, partially offset by changes in product mix as customer orders were comprised of more value-added styles.

Klopman International Klopman International's net sales for the June quarter 2001 were $35.4 million, a $1.0 million increase as compared to the June quarter 2000 net sales of $34.4 million. The increase in net sales was primarily attributable to a 9.2% increase in sales volume, partially offset by an 7.1% decline in net sales due to exchange rate changes used in translation.

Home Fashion Fabrics Net sales for Home Fashion Fabrics for the June quarter 2001 were $3.4 million compared to $4.6 million for the June quarter 2000. The $1.2 million decline in net sales primarily resulted from changes in product mix and lower selling prices.

Operating Income

Operating income for the June quarter 2001 was $12.5 million as compared to $19.4 million for the June quarter 2000. Excluding the runout costs related to the Fiscal 2000 Strategic Initiatives, the June quarter 2001 operating income would have been $13.8 million.

Galey & Lord Apparel Galey & Lord Apparel's operating income was $4.3 million for the June quarter 2001 as compared to $11.8 million for the June quarter 2000. Excluding the run-out costs associated with the Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel's operating income would have been $4.4 million. The decrease principally reflects lower fabric volume and selling prices and higher manufacturing costs due to lower fabric production volume and higher utility costs. Operating income decreases were offset partially by reductions in selling and administrative costs of $0.9 million.

Swift Denim June quarter 2001 operating income for Swift Denim was $6.6 million, a $1.0 million increase as compared to the June quarter 2000 operating income of $5.6 million. Excluding the run-out costs associated with the Fiscal 2000 Strategic Initiatives, Swift Denim's operating income would have been $7.8 million. The increase in Swift Denim's operating income principally reflects changes in product mix partially offset by higher utility costs and higher raw material expenses. Decreases in selling and administrative expenses of $0.8 million also contributed to the increase in operating income.

Klopman International Klopman International's operating income in the June quarter 2001 increased $0.5 million to $3.4 million as compared to the June quarter 2000 operating income of $2.9 million. The increase principally reflects increases in sales volume partially offset by lower selling prices and changes in product mix. In addition, Klopman International's results were negatively impacted $0.4 million by foreign currency translation due to the weakness of the Euro against the US Dollar.

Home Fashion Fabrics Home Fashion Fabrics reported an operating loss for the June quarter 2001 of $1.5 million as compared to an operating loss for the June quarter 2000 of $0.7 million. The increase in operating loss was principally due to changes in product mix and the lower selling prices discussed above.

Corporate Corporate reported an operating loss for the June quarter 2001 of $0.4 million as compared to an operating loss for the June quarter 2000 of $0.3 million. This operating income (loss) typically represents the administrative expenses from the Company's various holding companies.

Income from Associated Companies

Income from associated companies was $2.7 million in the June quarter 2001 as compared to $1.5 million in the June quarter 2000. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $14.4 million for the June quarter 2001 compared to $16.9 million for the June quarter 2000. The decrease in interest expense was primarily due to lower average outstanding debt balances in the June quarter 2001 as compared to the June quarter 2000 and lower prime and LIBOR base rates in the June quarter 2001 as compared to the June quarter 2000. The average interest rate paid by the Company on its bank debt in the June quarter 2001 was 8.3% per annum as compared to 9.4% per annum in the June quarter 2000.

Income Taxes

The Company's overall tax rate differed from the statutory rate principally due to the impact of domestic tax benefits being established at a higher effective rate than foreign tax expense. The result is an overall tax benefit rate which is higher than the statutory rate.

Net Income (Loss) and Net Income (Loss) Per Share

Net income for the June quarter 2001 was $0.8 million or $.07 per common share compared to the June quarter 2000 of $2.5 million or $.21 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for the June quarter 2001 would have been $1.7 million or $.14 per common share.

As a result of the poor conditions for the Khaki products in the Galey & Lord Apparel segment, the Company expects to report a net loss in the September 2001 quarter.

First Nine Months of Fiscal 2001 Compared to First Nine Months of Fiscal 2000

Net Sales

Net sales for the first nine months of fiscal 2001 were $673.6 million as compared to $714.4 million for the first nine months of fiscal 2000.

Galey & Lord Apparel Galey & Lord Apparel's net sales for the first nine months of fiscal 2001 were $322.9 million compared to $339.9 million for the nine months of fiscal 2000. The net sales decrease was primarily attributable to an 8% decrease in fabric sales volume due to the difficult domestic retail environment, offset partially by a 17% increase in unit sales of garment packages. The increase in unit sales of garment packages reflects the additional production capacity at the Company's Monclova, Mexico garment facility. Overall, average selling prices decreased 1%.

Swift Denim Swift Denim's net sales for the first nine months of fiscal 2001 were $234.5 million as compared to $254.7 million in the first nine months of fiscal 2000. The $20.2 million decrease was primarily attributable to the reduction in manufacturing capacity resulting from the closure of the Erwin facility in December quarter 2000, partially offset by an improvement in product mix.

Klopman International Klopman International's net sales for the first nine months of fiscal 2001 were $106.1 million, a $3.1 million increase as compared to the first nine months of fiscal 2000 net sales of $103.0 million. The increase was primarily attributable to a 15.5% increase in sales volume, partially offset by a 10.9% decline in net sales due to exchange rate changes used in translation and a 4.3% decline in selling prices, inclusive of product mix changes.

Home Fashion Fabrics Net sales for Home Fashion Fabrics for the first nine months of fiscal 2001 were $10.0 million compared to $16.7 million for the first nine months of fiscal 2000. The $6.7 million decline in net sales primarily resulted from changes in product mix and lower selling prices.

Operating Income

Operating income for the first nine months of fiscal 2001 was $40.5 million as compared to $46.9 million for the first nine months of fiscal 2000. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, the first nine months operating income would have been $46.1 million.

Galey & Lord Apparel Galey & Lord Apparel's operating income was $19.9 million for the first nine months of fiscal 2001 as compared to $27.9 million for the first nine months of fiscal 2000. Excluding the run-out costs associated with the Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel's operating income would have been $22.0 million. The decrease, excluding the Fiscal 2000 Strategic Initiatives, principally reflects lower sales prices, volume and mix of $2.1 million, higher utility costs of $3.5 million and higher manufacturing costs. Operating income decreases were offset partially by $0.7 million reductions in selling and administrative costs.

Swift Denim Operating income for the first nine months of fiscal 2001 for Swift Denim was $16.8 million, a $5.7 million increase as compared to the first nine months of fiscal 2000 operating income of $11.1 million. Excluding the run-out costs associated with the Fiscal 2000 Strategic Initiatives, Swift Denim's operating income would have been $20.2 million. The increase in Swift Denim's operating income principally reflects positive changes in product mix and improvement in raw material costs, partially offset by $2.4 million of higher utility costs and $0.5 million of higher selling, general and administrative expenses.

Klopman International Klopman International's operating income in the first nine months of fiscal 2001 decreased $1.5 million to $8.9 million as compared to the first nine months of fiscal 2000 operating income of $10.4 million. The decrease principally reflects $4.5 million related to the impact of lower selling prices and changes in product mix, partially offset by $3.6 million related to increases in sales volume. In addition, Klopman International's results were negatively impacted $0.9 million by foreign currency translation due to the weakness of the Euro against the US Dollar.

Home Fashion Fabrics Home Fashion Fabrics reported an operating loss for the first nine months of fiscal 2001 of $3.9 million as compared to an operating loss for the first nine months of fiscal 2000 of $1.2 million. The decrease in operating income was principally due to changes in product mix and the lower selling prices discussed above.

Corporate Corporate reported an operating loss for the first nine months of fiscal 2001 of $1.3 million as compared to an operating loss for the first nine months of fiscal 2000 of $1.2 million. This operating income (loss) typically represents the administrative expenses from the Company's various holding companies.

Income from Associated Companies

Income from associated companies was $6.4 million in the first nine months of fiscal 2001 as compared to $5.0 million in the first nine months of fiscal 2000. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $46.2 million for the first nine months of fiscal 2001 compared to $49.3 million for the first nine months of fiscal 2000. The decrease in interest expense was primarily due to lower average debt balances in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000, as well as lower prime and LIBOR base rates in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000. The average interest rate paid by the Company on its bank debt in the first nine months of fiscal 2001 was 9.0% per annum as compared to 9.3% per annum in the first nine months of fiscal 2000.

Income Taxes

The Company's overall tax rate differed from the statutory rate principally due to the impact of domestic tax benefits being established at a higher effective rate than foreign tax expense. The result is an overall tax benefit rate which is higher than the statutory rate.

Net Income (Loss) and Net Income (Loss) Per Share

Net income for the first nine months of fiscal 2001 was $1.1 million or $.09 per common share, compared to net income for the first nine months of fiscal 2000 of $1.8 million or $.15 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for the first nine months of fiscal 2001 would have been $4.6 million or $.39 per common share.

Order Backlog

The Company's order backlog at June 30, 2001 was $129.5 million, a 39.8% decrease from the July 1, 2000 backlog of $215.0 million. The Company's backlog has decreased from the previous year, and the Company has noted that many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. The Company believes that order backlogs may not provide as meaningful information with regard to the Company's future sales as order backlogs have in the past.

Liquidity and Capital Resources

The Company and its subsidiaries had cash and cash equivalents totaling $7.1 million and $19.3 million at June 30, 2001 and July 1, 2000, respectively. As of June 30, 2001, the Company had a total of $58.0 million of revolving credit borrowing availability under its Senior Credit Facility (as discussed below) and a total of U.S. $6.2 million of revolving credit borrowing availability under the Canadian Loan Agreement (as defined below).

During the June quarter 2001, the Company primarily utilized its available cash and revolving credit borrowings under its Senior Credit Facility to fund the Company's operating and investing requirements.

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

Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $304,645 through March 27, 2004, three quarterly payments of $28,636,594 and final amount of $24,303,053 on Term Loan B's maturity of April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $216,111 through April 2, 2005, three quarterly payments of $20,098,295 and a final amount of $17,024,140 on Term Loan C's maturity of April 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998 and July 3, 1999, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 0%, .25%, .50%, .75%, 1.00% or 1.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 1.25%, 1.50%, 1.75%, 2.00%, 2.25% or 2.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.00%, 1.25%, 1.50% or 1.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios and (B) with respect to Term Loan C, either
(i) (a)the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 1.25%, 1.50%, 1.75% or 2.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 2.50%, 2.75%, 3.00% or 3.25%, based on the Company's achieving certain leverage ratios. Pursuant to the July 1999 Amendment, borrowings under the Senior Credit Facility will bear interest in accordance with the foregoing pricing options beginning on February 16, 2001.

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

The Company was in full compliance with all of its lenders' covenants as of June 30, 2001. However, due to the poor retail environment, the Company expects to report a loss for the September 2001 quarter. Accordingly, the Company anticipates that it will not be in compliance with certain of the financial covenants in the Senior Credit Facility as of September 29, 2001. The Company has initiated discussions with its Senior Credit Facility Lenders and anticipates being able to obtain the necessary amendments to its Senior Credit Facility. The Company expects that an amendment to its Senior Credit Facility would result in an increase in the stated interest rates under this Facility. While the Company believes its relationships with its Senior Credit Facility lenders are good, it cannot make any assurances that it will be able to obtain waivers of any future covenant violations. If the Company violates the financial or other covenants contained in its Senior Credit Facility or in the indenture governing the outstanding Notes, the Company will be in default under the Senior Credit Facility and/or the indenture. If a default occurs and is not waived by the lenders, the lenders could seek remedies against the Company, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt.

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

Tax Matters

At June 30, 2001, the Company had outstanding net operating loss carryforwards ("NOLs") for US federal and state tax purposes of approximately $35.9 million. The federal NOLs will expire in years 2019-2020 if unused, and the state NOLs will be carried forward and will expire in years 2004-2015 if unused.
Management has reviewed the Company's operating results for recent years as well as the outlook for its businesses in concluding it is more likely than not that the deferred tax assets of $9.8 million at June 30, 2001 will be realized. This review, along with the timing of the reversal of its temporary differences and the expiration dates of the NOLs, were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including the state of the apparel industry, general economic conditions and other factors beyond management's control. Accordingly, there can be no assurance that the Company will meet its expectation of future taxable income.

Other

In the September quarter 2001, the Company expects to incur approximately a $5.0 million income tax charge related to realigning the Company's legal ownership structure of its European subsidiaries and joint ventures. This charge will not result in any current cash tax payments, as the Company will utilize existing NOLs to completely offset any taxes which otherwise would have been payable.

The Company also expects to incur run-out costs related to the Fiscal 2000 Strategic Initiatives in the September quarter 2001 of $0.8 million.

The Company expects to spend approximately $25 million for capital expenditures in fiscal 2001, of which $20.3 million was spent in the first nine months of fiscal 2001. The Company anticipates that approximately 60% of the forecasted capital expenditures will be used to increase the Company's capacity while the remaining 40% will be used to maintain existing capacity.

The Company anticipates that cash requirements, including working capital and capital expenditure needs, will be met through funds generated from operations and through revolving credit borrowings under the Company's Senior Credit Facility and the Company's Canadian Loan Agreement. In addition, from time to time, the Company uses borrowings under secured and unsecured bank loans, through capital leases or through operating leases for various equipment purchases.

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

Forward Looking Statements

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, the level of the Company's indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein or in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company's market risk sensitive instruments by major category at September 30, 2000 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of June 30, 2001, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of June 30, 2001 would have a negative impact of approximately $4.3 million.

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



                                    Galey & Lord, Inc.
                                    ------------------
                                       (Registrant)



                                /s/ Leonard F. Ferro
                                --------------------
                                Leonard F. Ferro
                                Vice President



July 23, 2001
-------------
     Date

                                 EXHIBIT INDEX


Exhibit                                                Sequential
Number    Description                                    Page No.
-------   -----------                                  -----------