Form 10-K
period 2001-09-29
GALEY & LORD INC
filed 2001-12-10
CIK 884124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
         EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission File Number 0-20080
                                                                        -------
September 29, 2001
------------------

                               GALEY & LORD, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          56-1593207
--------------------------                  -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

980 Avenue of the Americas
New York, New York                                         10018
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                  212/465-3000
             -------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No _________
    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 7, 2001, was approximately $2,369,000.

The number of shares outstanding of Common Stock, as of December 7, 2001, was 11,996,965 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 2002 annual meeting of stockholders of the Company are hereby incorporated by reference into Part III of this 10-K.

                                     PART I

Item 1.  BUSINESS
-----------------

This 2001 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief of current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, the level of the Company's indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein, and from time-to time, in Galey & Lord's other reports filed with the Securities and Exchange.

General

Galey & Lord, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1987 for the purpose of acquiring, in February 1988, substantially all of the assets of the Blends Apparel and Prints divisions of Burlington Industries, Inc. ("Burlington"). The Company acquired these businesses through its wholly-owned subsidiary Galey & Lord Industries, Inc. ("Industries"). Prior to April 1992, the Company was known as Galey & Lord Holdings, Inc., and Industries operating subsidiary was known as Galey & Lord, Inc. In June 1996, the Company, through a subsidiary of Industries, G&L Service Company, North America, Inc. ("G&L Service Company"), acquired the capital stock of Dimmit Industries, S.A. de C.V. ("Dimmit") and certain related assets from Farah Incorporated. In January 1998, the Company acquired the apparel fabrics business of Dominion Textile, Inc. ("Dominion"), which primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group ("Swift"), the Klopman International Group ("Klopman") and Swift Textiles Europe, Ltd. ("Swift Europe"). The Company conducts all of its operations through its subsidiaries and joint venture interests. Unless otherwise specified herein, all references to the Company or the Registrant include the Company, Industries, G&L Service Company, and the subsidiaries and joint venture interests that comprise Dimmit, Swift, Swift Europe and Klopman.

The Company is a leading global manufacturer of textiles for sportswear, including cotton casuals, denim and corduroy, as well as a major international manufacturer of workwear fabrics. The Company also markets dyed and printed fabrics for use in home fashions.

The Company believes that it is the market leader in producing innovative woven sportswear fabrics as a result of its expertise in sophisticated and diversified finishing. Fabrics are designed in close partnership with customers to capture a large share of the middle and high end of the bottomweight woven market. The Company sells its woven sportswear products to a diversified customer base.

The Company believes that it is the world's largest producer of value-added denim which it achieved through development of differentiated denim products. Accordingly, the Company believes that domestically most of its denim products are in the mid to upper range of the market.

On June 7, 1996, the Company, through its subsidiary, G&L Service Company, acquired the capital stock of Dimmit and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition. Dimmit was composed of six manufacturing facilities located in Piedras Negras, Mexico for the purpose of sewing and finishing pants and shorts for the casual wear market. As discussed below, the Company discontinued all of G&L Service Company's operations in the fourth quarter of fiscal 2001.

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. ("Polymer"), DT Acquisition, Inc. ("DTA"), a subsidiary of Polymer, Dominion and certain other parties, pursuant to which the Company acquired (the "Acquisition") the apparel fabrics business (the "Acquired Business") of Dominion from DTA for a cash purchase price of approximately $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group, the Klopman Group and Swift Europe. Swift Denim is one of the largest producers of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company's credit facilities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

The Company on August 18, 2000 completed a transaction which formed a 50/50 joint venture (the "Joint Venture") in Mexico, Swift Denim-Hidalgo, pursuant to which the Company received a 50% equity interest in a newly formed Mexican entity which simultaneously acquired an existing denim manufacturing business (the "Existing Business") from a group which included the Company's partner in the Joint Venture. The Existing Business is a "state-of-the-art" denim fabric factory built within the past four years. In exchange for a $14 million contribution comprised of cash, inventory and equipment, the Company received a 50% interest in the ownership of this joint venture. The Company contributed $7.8 million in cash and inventory in fiscal 2000 and $5.0 million in inventory and equipment in fiscal 2001. The equipment is from the Company's Erwin facility which closed in December 2000. The remaining equipment will be transferred in fiscal 2002.

In the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives aimed at increasing the Company's competitiveness and profitability by reducing costs. The principal manufacturing initiatives included (1) the completion of the Swift Denim-Hidalgo joint venture (discussed above), (2) the closing of the Company's denim manufacturing facility in Erwin, North Carolina in December 2000 and (3) the closing of the Company's yarn spinning operation at its Brighton Plant in Shannon, Georgia in December 2000. In addition, the Company provided for the elimination of duplicate personnel at the Company's Klopman operation in Italy. Approximately 1,370 employees were terminated as a result of the initiatives, including production workers, administrative support and management.

In the fourth quarter of fiscal 2001, the Company announced additional actions due to a continuing difficult business environment. These actions included (1) the discontinuation of G&L Service Company, the Company's garment making operations in Mexico and (2) the consolidation of its greige fabrics operations which includes the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility. In addition, the Company provided for the reduction of approximately 5% of its salaried overhead employees. The above actions resulted in the termination of approximately 3,300 Mexican employees and 500 U.S. employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events".

Strategy

The Company's strategy is (i) to be either first or second in each of the product categories it offers, (ii) to make products that can be distinguished from those made by its competitors, and (iii) to continue to modernize its facilities in order to maintain its competitive position.

Key tactics of the Company's strategy include:

Emphasizing Customer Service. The Company is committed to being an industry leader in providing superior customer service. The key elements of this tactic include (i) providing timely and complete order delivery, (ii) building partnerships with customers, (iii) providing electronic data information services, and (iv) providing inventory management support.

Expanding International Operations. Through the expansion of international manufacturing capabilities and sales offices, the Company is better able to service both local markets in various parts of the world, as well as its U.S. customers as they expand globally. As a result of the Acquisition, the Company acquired manufacturing facilities in the U.S., Canada and Italy and through a joint venture has an interest in a facility in Tunisia, as well as sales offices in Eastern and Western Europe, South America and Asia, to complement its previously existing manufacturing facilities in the U.S. and Mexico. During fiscal 1999, the Company began operations through a leased facility in Tunisia. During fiscal 2000, the Company closed a transaction which formed a 50/50 joint venture in Mexico, Swift Denim-Hidalgo, which acquired an existing "state-of-the-art" denim factory from a group which included the Company's partner in the Joint Venture. As of September 29, 2001, approximately 32% of the Company's long lived assets were located outside of the United States.

The Company also has a marketing and product development partnership with Litton Mills in the Phillippines whereby product produced by Litton is sold under the Swift Denim name to customers throughout the Pacific Rim.

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

                                                                         Fiscal Year
                                       -----------------------------------------------------------------------------------
                                                 2001                       2000                           1999
                                       ------------------------    -------------------------     -------------------------
                                                               (dollar amounts in thousands)
Galey & Lord Apparel .................  $   402,024       47.3%     $  459,410        48.0%       $  457,851        48.0%
Swift Denim ..........................      299,124       35.2%        348,540        36.4%          324,661        34.1%
Klopman International ................      135,409       15.9%        128,923        13.4%          140,838        14.8%
Home Fashion Fabrics .................       13,436        1.6%         20,887         2.2%           29,766         3.1%
                                        -----------    -------      ----------     -------        ----------     -------
      Totals .........................  $   849,993      100.0%     $  957,760       100.0%       $  953,116       100.0%
                                        ===========    =======      ==========     =======        ==========     =======

For additional financial information with respect to the four segments and for geographical segment data, see Note N to the Company's consolidated financial statements contained herein.

Galey & Lord Apparel

Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel, uniform and corduroy fabrics. From January 1997 to September 2001, the Company also sold garment packages to its customers.

The Company believes it is the largest domestic producer by capacity of cotton and cotton blended fabrics used in apparel. These fabrics are primarily used for the production of men's and women's pants and shorts. Because of its capital investment in sophisticated dyeing and finishing equipment, the Company is able to weave a limited number of substrates and to finish each of them into a variety of esthetics. This enables the Company to work with its customers to provide new products for the marketplace that are unique.

The Company is a vertically integrated manufacturer of woven cotton and cotton blended apparel fabrics with plants involved in spinning, weaving and dyeing and finishing. The Company supplements its spinning production with purchased yarn. The spun yarn is woven into greige fabric using high-speed air-jet looms. The Company dyes and finishes all of its woven cotton casual and uniform fabrics at its Society Hill, South Carolina manufacturing facility. The Company has significant assets devoted to creating value-added fabrics, including an extensive range of suede-finished fabrics. The finishing process used by the Company depends upon the type and style of fabrics being produced in accordance with customer specifications. Fabrics are woven by the Company based on projected sales but are dyed and finished according to customer purchase orders. In order to operate its dyeing and finishing facility at optimum capacity, the Company has historically purchased a portion of its greige fabric requirements from outside sources. During periods of lower demand for dyed and finished fabrics, the Company reduces its purchases of greige fabrics from outside sources and uses its internal capacity to supply market demands. As part of its Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company consolidated certain of its greige fabrics operations, which included the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility.

The Company maintains rigorous quality control throughout each production process. Testing and inspection occur at various stages in the spinning, weaving, dyeing and finishing processes. The Company's plants use computers to monitor and control manufacturing processes and the flow of products.

The Company's cotton and cotton blended fabrics are sold principally to manufacturers of men's and women's wear. Fabrics produced for these markets are predominantly 100% cotton. The Company's customers include brand name and private label manufacturers and chain stores. They include Levi's, Haggar, Savane and Tropical Sportswear Int'l Corporation, VF Services, Polo Ralph Lauren, GAP, Inc., Liz Claiborne, American Trouser, Inc., and Oxford Industries. In addition, the Company sells to suppliers of mail order catalogs.

The Company's uniform fabrics are distributed to the government, the industrial laundry market, the hospitality market and the healthcare market. Durability of fabric, compliance with strict specifications for use, continuity of color and customer service are the factors most important to the Company's customers. Domestic customers for uniform fabrics include Riverside Manufacturing Co., Garment Corporation of America, Superior Surgical Mfg. Co., Inc., Landau Uniforms Corp., and Kellwood Company.

The Company is the only vertically integrated manufacturer of corduroy in the U.S. and is the largest domestic manufacturer. The Company's weaving, dyeing and finishing equipment and processes used to produce woven cotton, cotton-blended, and uniform fabrics may also be used to produce corduroy. The ability to produce both types of fabric using substantially the same equipment and processes allows the Company to schedule its production both economically and efficiently to meet changes in demand which varies seasonally (corduroy for the fall/winter selling season and cotton casual for the spring/summer selling season), and to maintain consistent levels of production throughout the entire year.

The Company manufactures corduroy fabrics in a variety of wales and weights. In addition to the traditional corduroy fabrics, the Company uses its finishing expertise to differentiate its products and produce new corduroy fabrics, including corduroy that stretches. Major corduroy customers are Levi's, Haggar, GAP, Inc., Savane and Tropical Sportswear Int'l Corporation, Azteca Production International Inc., and VF Services.

In June 1996, the Company acquired garment manufacturing facilities located in Piedras Negras, Mexico and later opened an additional garment manufacturing facility in Monclova, Mexico. This allowed the Company to offer its customers a finished package of fabric and garments from one source. Due to pricing pressures associated with a worldwide overcapacity of garment production, a strong U.S. dollar relative to Asian currencies and the impact of the Caribbean Basin Initiative ("CBI"), the Company closed all of its garment manufacturing facilities as part of its Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The Company's customers for garment packages included Levi's, Liz Claiborne and Calvin Klein.

Swift Denim

The Company is one of the world's largest producers of denim, operating under the tradename Swift Denim. Swift manufactures and markets a wide variety of denim products for apparel and non-apparel uses, such as home furnishings. These products are manufactured in a full range of colors, weights and finishes. In manufacturing denim, yarn is spun in its natural state, and then dyed prior to being woven into fabric. The woven fabric is then finished in a variety of ways.

Swift, recognized in the industry for product innovation, concentrates on product development on high value-added products that are developed primarily for the mid and upper ranges of distribution as determined by retail selling prices. The Company believes that Swift is the world's largest producer of value-added denim. Swift has established leadership in developing differentiated denim products such as black denim, ring spun denim and character yarn products such as rough spun denim and rebel ring products. The Company believes that domestically most of its products are in the mid to upper range of the market and that over 50% of its products are in the upper range of the market.

Through its joint venture, Swift Denim-Hidalgo, the Company is producing basic denim fabric in Mexico. The Company believes that the lower cost of production in Mexico will enable it to maintain its market share in all price points of denim fabric.

Swift enjoys a wide distribution, and its major customers include Levi's, Polo Jeans Co., Tommy Hilfiger Corporation, GAP, Inc., Old Navy, Nautica, Guess, Inc., Abercrombie and Fitch, American Eagle Outfitters, Eddie Bauer, H.D. Lee Co. Inc. and Wrangler. It also is a supplier to private label programs through major apparel contractors including Aalfs Manufacturing Inc., PL Industries, Kentucky Apparel and Border Apparel and sells to mail order suppliers including Land's End, Inc., L.L. Bean Inc., J. Crew Group Inc. and Eddie Bauer, Inc. Swift's international customers include Levi's, Revelacion En El Vestir S.A., Western Glove, Jack Spratt, Hoi Kosher Garment Fty. Ltd. and Luen Fung (Hop Kee) Garment.

Klopman International

The Company is a leading supplier of polyester and cotton blended fabrics in Europe. Klopman is unique in being Europe's only manufacturer dedicated solely to the production of fabrics for workwear, protectivewear and casual apparel. Klopman produces two high performance workwear fabrics, Superbandmaster 2000 and Indestructible 2000. These fabrics significantly extend the wear life of the garment while maintaining comfort and appearance. The workwear and careerwear fabrics are distributed primarily to the industrial laundry, hospitality and healthcare markets. Klopman has continued to expand its production and marketing of woven casual wear fabric.

Klopman operates a spinning, weaving and dyeing and finishing plant in Frosinone, Italy and a spinning and weaving facility in Tunisia. The Company's European operations have executed a strategy to purchase greige fabric worldwide in order to achieve more competitive costs.

Klopman's customers include the Kansas Group, Alexandra Workwear plc., Apparelmaster, CCM Limited, Alsico NV, Mulliez Freres, Amuco International SpA, Van Moer, Dickies, Haniel/Eurodress, Levi's, Carhartt and G-Star.

Home Fashion Fabrics

The Company's Home Fashion Fabrics Division sells dyed and printed fabrics to the home furnishing market for use in bedspreads, comforters, curtains, accessories and certain upholstery applications. Prior to September 2001, the Company operated its own yarn and greige manufacturing facilities to produce home fashions greige fabric (undyed and unfinished) that was dyed and printed for its customers. Home fashions greige fabric was also sold to independent contractors for dyeing and finishing. However, as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the yarn and greige manufacturing plants were closed and in the future, the Company will purchase the greige fabric it requires to meet sales demand. The Company uses various suppliers to dye and print fabrics according to customers' specifications. Home Fashion Fabrics' major customers include Regency Home Fashions Inc., Burlington Industries, Inc., V.K.O. Incorporated and Design Craft.

Sales and Marketing

The Company's personnel work continually with customers to develop product lines well in advance of actual shipment. Sales personnel often present fabrics to customers in the form of commercially made sample garments rather than the traditional method of just showing fabrics. The Company believes this enables customers to bring products to market quicker and more efficiently.

The Company has separate sales and marketing groups for Galey & Lord Apparel, Swift, Klopman and Swift Europe (which markets denim in Europe). The Company believes in training individuals to sell and market specific products as opposed to marketing fabrics generally.

Sales for fiscal 2001 and fiscal 2000 to various divisions of Levi Strauss & Co., Inc. accounted for approximately 21% and 24% of the Company's total net sales, respectively. These divisions of Levi Strauss & Co., Inc. purchase fabrics from the Company independently of each other, and the loss of business from any one division would not necessarily affect the Company's orders from other divisions. No other customer accounts for more than 10% of the Company's total net sales.

At September 29, 2001, the Company had approximately 3,000 customer accounts.

Raw Materials and Services

The Company's principal raw materials are cotton and polyester. Cotton is available from a large number of suppliers. The quantity of plantings, crop and weather conditions, agricultural policies, domestic uses, exports and market conditions can significantly affect the cost and availability of cotton, but, to date, the Company has not experienced any difficulty obtaining adequate supplies of cotton. The Company traditionally enters into contracts for cotton several months in advance of expected delivery to ensure availability. The prices associated with these contracts may be either fixed at the time the contract is signed or at a later date.

In order to make the price of domestic cotton competitive with prices quoted in the world market, the U.S. Department of Agriculture had adopted a program under which it paid rebates to users of domestically produced cotton according to a formula based on relative world and domestic cotton prices when domestic prices exceed world prices, based upon a formula. The domestic price for cotton did not begin to exceed the world price for cotton until July 1997. From July 1997 until the initial program's funding was exhausted in December 1998, the criteria for receiving rebates was met and the Company received the related rebates. In October 1999, the U.S. Congress approved funding to reestablish the rebate program effective as of October 1, 1999. The Company is currently receiving rebates under the criteria established in the program. The Company believes that any future discontinuance of the program could adversely impact its financial position.

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

The Company purchases spun yarn and greige fabric to supplement its own production. These products are available from a number of suppliers. As part of the Fiscal 2000 Strategic Initiatives, the Company has entered into a long-term strategic partnership with Parkdale Mills, Inc. to purchase yarn. Parkdale Mills, Inc. is a highly modernized, state of the art yarn spinner that has the capability to supply the Company with high quality, cost competitive, ring and open end yarns.

The Company purchases its dyes and chemicals from several suppliers. Dyes and chemicals are available from a large number of suppliers, and the Company has not experienced any difficulty in obtaining sufficient quantities.

The Company in its Home Fashions business employs the services of several outside processors to dye or print greige fabric in accordance with customer specifications. The Company has established strong relationships with the outside processors and has not experienced any difficulty in meeting customer delivery dates. These services are also available from other providers.

Purchasing decisions by the Company's customers are influenced by a number of factors, including quality, price, manufacturing flexibility, delivery time, customer service, product styling and differentiation. Competition among U.S. and foreign suppliers is affected by changing relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, ecological concerns, human resource laws, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade.

Trademarks and Patents

The Company owns, or has the right to use under license various patents, trademarks and service marks. The Company's "Galey & Lord", "Swift Denim" and "Swift Textiles" trademarks are registered with many countries worldwide, including the U.S. Patent and Trademark Office. In addition, the Company's "Klopman" trademarks are registered with many European countries. Other than the "Galey & Lord", "Swift Denim", "Swift Textiles" and "Klopman" trademarks, the Company does not consider any of its patents, licensed technology, trademarks or service marks to be material to the conduct of its business.

Backlog

The Company's order backlog at September 29, 2001 was $83.8 million, a 53% decrease from the September 30, 2000 backlog of $178.4 million. The decline in order backlog is due to lower demand as a result of the difficult domestic retail environment, as well as decreased visibility due to shortened lead times. Over the past several years, many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not be as meaningful as they have in the past with regard to the Company's future sales.

Seasonality

The Company's business is not highly seasonal. Galey & Lord Apparel's product mix varies seasonally (with demand for corduroy fabric primarily in the fall/winter selling season and sportswear in the spring/summer selling season). Galey & Lord Apparel's weaving, dyeing and finishing equipment and processes are configured to produce both corduroy and other woven fabrics, allowing the Company to adapt to seasonal demand and to maintain consistent levels of production throughout the entire year. Swift's sales, consistent with the denim industry, are historically lower in the March quarter; however, to meet June and September customer demand, production is generally unaffected. Klopman's sales are historically lower in the September quarter due to the European vacation period in August. The Home Fashion Fabrics Division experiences a very minimal fluctuation in the demand for the products it sells.

Competition

The United States textile industry has been and continues to be negatively impacted by existing worldwide trade practices. The establishment of the World Trade Organization in 1995 has resulted in the phase out of quotas on textiles and apparel through 2005. This phase out will gradually allow more low cost imports to enter the U.S.

U.S. government policy on an overall basis has not been favorable to the U.S. textile industry. The Company believes that the increasing flow of imports in the United States is partly due to the U.S. government's strong dollar monetary policy that allows foreign manufacturers to sell in the U.S. while a significant portion of their production costs are denominated in devalued local currencies. Further, the Company believes that as a result of the September 11, 2001 tragic events, the U.S. government may grant trade concessions to textile producing nations providing assistance in its war on terrorism. These trade concessions would further harm the U.S. textile industry.

Certain U.S. government trade programs do provide some benefit to the U.S. textile industry as outlined below:

     . The Company's customers receive favorable duty and, in certain instances, quota treatment by taking advantage of the U.S. "807" and "807A" tariff programs, as well as the North American Free Trade Agreement ("NAFTA"). Under tariff program "807," garment textile components cut in the U.S. and assembled offshore can be brought back into the U.S. subject to existing quotas, with duty only imposed on the value added offshore.

     . Under the Caribbean Basin Initiatives the U.S. Congress has established several incentives that allow garments manufactured in the Caribbean to be imported into the U.S. with favorable quota and duty treatment as long as the fabric is made in the U.S. beginning with

          U.S. yarn. While the Company to date has not experienced any increased fabric sales related to Caribbean Basin Initiatives it does expect that the initiatives will positively impact its future sales.

     . The Company believes that it has benefited, and will continue to benefit, from the 1994 implementation of NAFTA, which phased out duties and quotas on certain textiles and apparel shipped between Mexico, the U.S. and Canada. NAFTA's yarn forward rule of origin assures that only those textiles produced in NAFTA countries benefit from the phasing out of duties and quotas.

Galey & Lord Apparel

There are several major competitors in the finished cotton casual apparel fabrics business, none of which dominates the market. The Company's major competitors include Delta Woodside Industries, Inc., Graniteville Company, a division of Avondale Mills, Inc. and Milliken & Company. The Company's technical expertise in finishing enables it to provide a number of value-added fabrics to differentiate itself from its competitors, including an extensive range of suede finished fabrics. The Company is the only vertically integrated domestic producer of corduroy fabrics. Competition to the Company's corduroy business is mostly from imported garments and, to a lesser extent, a domestic converter of fabrics.

The Company's major domestic competitors in the workwear and careerwear business are Graniteville Company, Riegel Textile Corp., a division of Mount Vernon Mills, Inc., Milliken & Company and Springs Industries, Inc.

Swift Denim

The U.S. denim market is highly concentrated, with four denim manufacturers supplying approximately 70% of the market. Cone Mills Corporation, Avondale Mills, Inc., Riegel Textile Corp., a division of Mount Vernon Mills, Inc. and Burlington are Swift's major competitors.

Klopman International

Klopman is the leading pan-European manufacturer and marketer of fabric for workwear and protectivewear. It competes with domestic suppliers in each country it serves. Its major competitors in its principal markets are Lauffenmuhle GmbH, Carrington Career and Workwear Fabrics and Royal Ten-Cate NV.

Home Fashion Fabrics

The Company's Home Fashion Fabrics Division competes with a number of printers and dyers offering similar services, including Dan River, Santee Print Works Inc. and Slater Screen Print Works.

Other

In Europe, the Company believes that its joint venture, Swift Europe, is the leader in the value-added denim market with a rich mix of differentiated products. Its principal competitors include Kaihara in Japan, Hellenic Fabrics S.A. in Greece, Orta Anadolu in Turkey and Tavex Alogodoner, S.A. in Spain.

Employees

At September 29, 2001, the Company had approximately 4,121 U.S. employees. Of these U.S. employees, approximately 3,872 were employed in manufacturing and 249 in administration and sales. At September 29, 2001, G&L Service Company had approximately 36 employees in Mexico. Also, at September 29, 2001, the Company had approximately 820 Canadian employees and 858 employees in operations elsewhere in the world, mainly in Europe. The majority of these employees are covered by collective bargaining agreements, none of which expire in the next fiscal year. Substantially all of the Company's employees are full-time. The Company believes that its employee relations are satisfactory.

Government Regulation

The Company is subject to various environmental laws and regulations in its operations governing the discharge, storage, handling and disposal of a variety of substances in the North American and European countries in which it operates. In particular, such laws include (i) in the United States, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Resource Conservation Recovery Act (including amendments relating to underground tanks) and the Federal "Superfund" program, and (ii) in Canada, the Canadian Environmental Protection Act, the Hazardous Products Act, the Hazardous Material Information Review Act, the Fisheries Act, the Environmental Protection Act (Ontario), the Water Resources Act (Ontario) and the Environmental Quality Act (Quebec). In addition, the Company's operations are governed by laws and regulations relating to workplace safety and worker health in the North American and European countries in which it operates. In particular, in the United States, the Occupational, Safety and Health Act and regulations thereunder, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. Additionally, in Canada, the Occupational Health and Safety Act (Ontario), the Act Respecting Occupational Health and Safety (Quebec) and their respective regulations establish standards for dust, noise and substances including, among others, asbestos and formaldehyde and regulate the use of hazardous chemicals in the workplace.

Item 2.  PROPERTIES
-------------------

The following table sets forth the general location, principal uses and approximate size of the Company's principal properties and whether such properties are leased or owned:

                                                                                                              Approximate     Leased
                                                                                                               Area In          Or
Facility Name                          Location                     Use                                       Square Feet     Owned
-------------                          --------                     ---                                       -----------     -----
Flint ...........................      Gastonia, NC                 Spinning                                     250,000      Owned

Brighton/(1)/ ...................      Shannon, GA                  Spinning and weaving                         877,000      Owned

McDowell ........................      Marion, NC                   Weaving                                      222,000      Owned

Society Hill ....................      Society Hill, SC             Dyeing and finishing                         527,000      Owned

Society Hill II .................      Society Hill, SC             Dyeing, finishing and warehousing            250,000      Owned

Asheboro/(2)/ ...................      Asheboro, NC                 Weaving and greige cloth storage             386,000      Owned

Caroleen/(2)/ ...................      Caroleen, NC                 Spinning                                     375,000      Owned

Corporate Offices ...............      Greensboro, NC               Corporate                                     24,000      Leased

Executive Offices ...............      New York, NY                 Executive and sales office                    22,000      Leased

Blue Warehouse ..................      Society Hill, SC             Greige and finished cloth storage            100,000      Owned

Hermitage Warehouse .............      Rome, GA                     Cotton and yarn storage                       45,000      Leased

Riverside Warehouse .............      Rome, GA                     Cotton and yarn storage                       20,000      Leased

Red Warehouse ...................      Marion, NC                   Yarn storage                                  33,000      Owned

Elm Street Warehouse ............      Greensboro, NC               Finished cloth storage                       108,000      Owned

Dimmit Industries/(2)/ ..........      Piedras Negras, Mexico       6 sewing & garment finishing facilities      228,000      Leased

Alta Loma/(2)/ ..................      Monclova, Mexico             Sewing and warehousing facility              200,000      Leased

Eagle Pass Facilities/(2)/ ......      Eagle Pass, TX               1 cutting and 1 warehousing facility          16,000      Leased

Swift Executive Offices .........      Atlanta, GA                  Executive offices                             14,000      Leased

Swift Operations Offices ........      Columbus, GA                 Operations and sales                          27,000      Leased

6th Avenue Plant ................      Columbus, GA                 Spinning                                     963,000      Owned

Boland Plant ....................      Columbus, GA                 Weaving, dyeing and finishing                480,000      Owned

Drummondville Plant .............      Drummondville, Quebec        Spinning, weaving, dyeing and finishing      523,000      Owned

Klopman Plant ...................      Frosinone, Italy             Spinning, weaving, dyeing and finishing      861,000      Owned

Tunisia Plant ...................      Monastir, Tunisia            Spinning and weaving                          79,500      Leased


(1) As a result of the Fiscal 2000 Strategic Initiatives, operations at the yarn spinning facility at the Brighton Plant were ceased. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events".

(2) As a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, G&L Service Company discontinued its garment making operations in August 2001 and Industries closed its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility in September 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events".

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                     PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK
----------------------------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

The Company's common stock, $.01 par value, (the "Common Stock") is traded on the New York Stock Exchange under the symbol "GNL". As of November 30, 2001, the Company had approximately 2,321 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.

                                               2001                   2000
                                       --------------------    --------------------
                                         High        Low         High        Low
                                       --------    --------    --------    --------
First Quarter ..................       $   4.13    $   1.75    $   3.19    $   1.25

Second Quarter .................       $   5.45    $   2.06    $   2.56    $   1.63

Third Quarter ..................       $   2.50    $   1.50    $   3.06    $   1.81

Fourth Quarter .................       $   2.15    $   0.60    $   4.75    $   2.13


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

The Company was notified by the New York Stock Exchange (the "NYSE") that it is not in compliance with the NYSE's continued listing standards because the average closing price of the Company's common stock has fallen below $1.00 per share over a consecutive 30 trading day period and the Company's market capitalization has fallen below $15 million over a 30 trading day period.

In accordance with NYSE rules, the Company has submitted to the NYSE a business plan to remedy the deficiencies. After reviewing the plan, the NYSE may accept the plan (following which the Company will be subject to periodic monitoring for compliance with the plan), or the Company's common stock will be subject to trading suspension and delisting.

If the Company's common stock were to be delisted from trading on the NYSE, trading, if any in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market in the likely event that the Company was unable to list its Common Stock on Nasdaq, the American Stock Exchange or other alternative stock exchange. Delisting of the Company's common stock would result in limited availability of market price information and limited news coverage. In addition, delisting could restrict investors' interest in the common stock as well as materially adversely affect the trading market and prices for the common stock and the Company's ability to issue additional securities.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

                       SUMMARY OF SELECTED FINANCIAL DATA
                  (Amounts in thousands, except per share data)

                                                                                            FISCAL YEAR
                                                             ----------------------------------------------------------------------
Statements of Operations Data/(1)/:                          2001/(2)/       2000/(3)/          1999        1998/(4)/     1997/(5)/
                                                             ---------      ----------          ----        ---------     ---------
Net sales ................................................   $   849,993    $   957,760    $   953,116    $   902,651    $   493,362
Cost of sales ............................................       779,599        855,045        874,571        796,219        439,207
Gross profit .............................................        70,394        102,715         78,545        106,432         54,155
Selling, general and administrative expenses .............        34,001         33,408         34,269         30,524         18,123
Amortization of intangible assets ........................         4,557          4,768          4,826          3,793          1,679
Impairment of goodwill ...................................        30,445             --             --             --             --
Impairment of fixed assets ...............................        20,280         49,251             --             --             --
Plant closing costs ......................................        12,134         14,316             --             --             --
Net (gain)loss on benefit plan curtailment ...............        (2,294)            --             --             --             --
Operating income (loss) ..................................       (28,729)           972         39,450         72,115         34,353
Interest expense .........................................        60,226         66,081         60,935         47,566         12,326
Income from associated companies .........................        (8,721)        (6,258)        (4,240)        (2,621)            --
Bridge financing interest expense ........................            --             --             --          3,928             --
Loss on foreign currency hedges ..........................            --             --             --          2,745             --
Income (loss) before income taxes and extraordinary items        (80,234)       (58,851)       (17,245)        20,497         22,027
Income tax expense (benefit) .............................       (10,088)       (20,563)        (6,209)         8,678          8,350
Income (loss) before extraordinary items .................       (70,146)       (38,288)       (11,036)        11,819         13,677
Extraordinary items ......................................            --             --             --           (524)            --
Net income (loss) ........................................   $   (70,146)   $   (38,288)   $   (11,036)   $    11,295    $    13,677


Weighted average number of shares outstanding ............        11,985         11,942         11,881         12,173         11,986
Net income (loss) per common share - diluted:
Income (loss) before extraordinary items .................   $     (5.85)   $     (3.21)   $      (.93)   $        97    $      1.14
Extraordinary items ......................................            --             --             --           (.04)            --
Net income (loss) - diluted ..............................   $     (5.85)   $     (3.21)   $      (.93)   $        93    $      1.14
Cash dividends per common share ..........................   $        --    $        --    $        --    $        --    $        --

Balance Sheet Data:

  Total assets ...........................................   $   764,715    $   896,104    $   978,716    $ 1,038,293    $   349,191
  Long-term debt .........................................       634,821        648,505        658,051        682,926        176,755
  Stockholders' equity (deficit) .........................       (12,984)        55,589        108,737        127,877        104,317


/(1)/ The Company uses a 52-53 week fiscal year. Fiscal 1998 was a 53-week year. All other fiscal years presented were 52-week years.
/(2)/ Includes $71.8 million (pre-tax) of charges related to the Company's
      Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives announced in July 2001 and $7.9 million (pre-tax) of costs associated with the Company's Fiscal 2000 Strategic Initiatives. Excluding these charges, the net loss would have been $0.4 million or $.04 per common share. See Notes I and J to the Company's consolidated financial statements.
/(3)/ Includes $63.7 million (pre-tax) of charges related to the Company's
      Fiscal 2000 Strategic Initiatives announced in September 2000. Excluding charges related to the strategic initiatives, net income would have been $3.2 million or $.27 per common share. See Note J to the Company's consolidated financial statements.
/(4)/ Includes the acquisition of the apparel fabrics business of Dominion
      Textile, Inc. which occurred on January 29, 1998.
/(5)/ Selling, general and administrative expenses include a $3.0 million pre-tax charge taken due to the bankruptcy of a Home Fashion Fabrics customer.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Significant Events

     Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

     Throughout fiscal 2001, the Company has continued to operate in a very difficult business environment which resulted in the July 2001 announcement of certain actions (the "Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives"). The Company's goal in taking these actions is future loss avoidance, cost reduction, production capacity rationalization and increased cash flow. The principal manufacturing initiatives include:

          (1) Discontinuation of G&L Service Company, the Company's garment making operations in Mexico, which includes the closure of the Dimmit facilities in Piedras Negras, Mexico, the Alta Loma facilities in Monclova, Mexico and the Eagle Pass Warehouse in Eagle Pass, Texas.

          (2) Consolidation of its greige fabrics operations which includes the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility.

     In addition to the principal manufacturing initiatives above, the Company also provided for the reduction of approximately 5% of its salaried overhead employees.

     In the fourth quarter of fiscal 2001, the Company recorded $63.4 million before taxes of plant closing and impairment charges and $4.9 million before taxes of losses related to completing garment customer orders all related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The components of the plant closing and impairment charges included $30.4 million for goodwill impairments, $20.3 million for fixed asset impairments, $7.5 million for severance expense and $5.2 million for the write-off of leases and other exit costs. Approximately 3,300 Mexican employees and 500 U.S. employees were terminated as a result of the initiatives. All production at the affected facilities ceased in early September 2001 by which time substantially all the affected employees were terminated. The Company expects that the sale of real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take 12 months or longer to complete.

     The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the year ended September 29, 2001 (in thousands):


                                                                   Accrual Balance at
                                         Plant closing     Cash       September 29,
                                            charge        payments        2001
                                         -------------   --------- ------------------
        Severance benefits                $  7,508       $ (5,516)      $  1,992
        Lease cancellation and other         5,213           (186)         5,027
                                          --------       --------       --------

                                          $ 12,721       $ (5,702)      $  7,019
                                          ========       ========       ========

     The Company expects to incur run-out expenses related to the plant closings of approximately $4.0-$6.0 million before taxes, $3.1 million of which were incurred in the September quarter 2001. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company recognized a net benefit curtailment loss of $0.1 million in the September quarter of 2001 related to its defined benefit pension plan.

In August 2001, the Company amended its Senior Credit Facility (as defined herein) to, among other things, exclude from covenant calculations the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives discussed above. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources".

Fiscal 2000 Strategic Initiatives

The Company operates in an extremely competitive environment. Imports of foreign-made textile and apparel products are a significant source of competition and have increased significantly over the last few years. This surge of lower priced imports made it necessary for the Company to permanently reduce its cost of goods sold to remain competitive and profitable. In the September quarter 2000, the Company announced a series of strategic initiatives (the "Fiscal 2000 Strategic Initiatives") aimed at increasing the Company's competitiveness and profitability by reducing the cost of products manufactured. The principal manufacturing initiatives included:

     (1) Completion of a joint venture, Swift Denim-Hidalgo, in Mexico to produce denim (see further discussion below). This operation is being expanded and is expected to be at full capacity by June 2002.

     (2) Closed the Company's denim manufacturing facility in Erwin, North Carolina in December 2000. Value added denim produced by this plant was transferred to the Company's Columbus, Georgia plant. The remaining volume, mostly basic denim, has shifted to the Company's Swift Denim-Hidalgo joint venture in Mexico.

     (3) Closed the Company's yarn spinning operation at its Brighton Plant in Shannon, Georgia in December 2000. The yarn produced by this plant has been outsourced to Parkdale Mills, Inc., the world's largest supplier of sales yarn.

In addition to the principal manufacturing initiatives above, the Company also provided for the elimination of duplicate personnel in its Klopman operation in Italy that impacted 34 positions.

The total of all of the Fiscal 2000 Strategic Initiatives resulted in plant closing and impairment charges totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The components of the plant closing and impairment charges included $49.3 million for fixed asset impairments, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs.

The table below summarizes the activity related to Fiscal 2000 Strategic Initiatives plant closing accruals for the year ended September 29, 2001 (in thousands):

                        Accrual Balance at                        Accrual Balance at
                          September 30,       Cash      Change in   September 29,
                             2000           Payments    Estimate        2001
                        ------------------  --------    --------    -------------
Severance benefits           $ 10,763       $ (8,358)   $   (588)     $  1,817
Lease cancellation and
     other                      3,553         (1,151)         --         2,402
                             --------       --------    --------      --------
                             $ 14,316       $ (9,509)   $   (588)     $  4,219
                             ========       ========    ========      ========

As of September 29, 2001, substantially all of the 1,370 employees affected by the Fiscal 2000 Strategic Initiatives were terminated and were principally production workers, administrative support and management. All production at the affected facilities ceased during the December quarter 2000 at which time substantially all of the affected employees were terminated. During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at that facility and the Brighton facility. The Company expects that the sale of the remaining real estate and equipment related to the Fiscal 2000 Strategic Initiatives could take 12 months or longer to complete.

In connection with the Fiscal 2000 Strategic Initiatives, the Company has incurred run-out expenses related to the plant closings of $10.8 million before taxes in fiscal 2001. Run-out expenses include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs charged to operations as incurred.

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

RESULTS OF OPERATIONS

The Company's operations are classified into four operating segments: (1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for fiscal 2001, 2000 and 1999 for each segment are shown below:

                                                                     Fiscal Year Ended
                                                     September 29,     September 30,        October 2,
                                                         2001               2000              1999
                                                         ----               ----              ----
Net Sales Per Segment
    Galey & Lord Apparel                             $      402.0       $     459.4       $     457.9
    Swift Denim                                             299.1             348.6             324.7
    Klopman International                                   135.4             128.9             140.8
    Home Fashion Fabrics                                     13.5              20.9              29.7
                                                     ------------       -----------       -----------
    Total                                            $      850.0       $     957.8       $     953.1
                                                     ============       ===========       ===========

Operating Income (Loss) Per Segment As Reported
    Galey & Lord Apparel                             $      (12.8)      $      25.9       $      23.0
    Swift Denim                                              16.4             (33.6)              5.2
    Klopman International                                    11.0              11.2              11.6
    Home Fashion Fabrics                                    (41.8)             (2.2)              (.2)
    Corporate*                                               (1.5)             (0.3)              (.2)
                                                     ------------       -----------       -----------
    Total                                            $      (28.7)      $       1.0       $      39.4
                                                     ============       ===========       ===========

Operating Income (Loss) Per Segment Excluding
    the Fiscal 2001 Cost Reduction and Loss
    Avoidance Initiatives and the Fiscal 2000
    Strategic Initiatives
    Galey & Lord Apparel                               $    22.5        $      37.3       $      23.0
    Swift Denim                                             23.1               18.0               5.2
    Klopman International                                   11.0               11.9              11.6
    Home Fashion Fabrics                                    (4.5)              (2.2)              (.2)
    Corporate*                                              (1.1)              (0.3)              (.2)
                                                       ---------        -----------       -----------
    Total                                              $    51.0        $      64.7       $      39.4
                                                       =========        ===========       ===========

* Corporate operating income (loss) consists principally of administrative expenses from the Company's various holding companies.

FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales

Net sales for fiscal 2001 were $850.0 million as compared to $957.8 million for fiscal 2000. The $107.8 million decrease in net sales primarily resulted from decreased sales volume due to the Erwin, North Carolina facility closure and poor retail environment and lower selling prices.

Galey & Lord Apparel

Galey & Lord Apparel's net sales for fiscal 2001 were $402.0 million, a $57.4 million decrease over fiscal 2000 net sales of $459.4 million. The net sales decrease is primarily attributable to a 10% decline in fabric sales volume due to the difficult domestic retail environment during the period and an 8% decline in unit sales of garment packages principally as a result of the discontinuation in September 2001 of the Company's garment making operations in Mexico announced as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. Average selling prices, inclusive of product mix changes, declined approximately 3.8%.

Swift Denim

Swift's net sales for fiscal 2001 were $299.1 million as compared to $348.6 million in fiscal 2000. The $49.5 million decrease in net sales is primarily due to a 19% decrease in volume and a 0.4% decline in selling prices, partially offset by improvements in product mix. The volume decrease is primarily due to the reduction in manufacturing capacity resulting from the closure of the Erwin, North Carolina facility in December 2000.

Klopman International

Klopman's net sales for fiscal 2001 were $135.4 million, a $6.5 million increase compared to fiscal 2000's net sales of $128.9 million. The net sales increase is primarily a result of a 15% increase in sales volume, partially offset by changes in product mix and a 3% decrease in selling prices. The decline in the value of the Euro against the U.S. dollar in fiscal 2001 over fiscal 2000 negatively impacted net sales by approximately 8%.

Home Fashion Fabrics

Net sales for Home Fashion Fabrics for fiscal 2001 were $13.5 million compared to $20.9 million in fiscal 2000. The $7.4 million decline in net sales has principally resulted from changes in product mix and a 4% decline in average selling prices, partially offset by an 8% increase in volume.

Operating Income (Loss)

The Company reported an operating loss of $28.7 million for fiscal 2001 compared to an operating income of $1.0 million in fiscal 2000. Excluding the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and run-out costs related to the Fiscal 2000 Strategic Initiatives, fiscal 2001 operating income would have been $51.0 million. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, fiscal 2000 operating income would have been $64.7 million.

Galey & Lord Apparel

Galey & Lord Apparel's operating loss for fiscal 2001 was $12.8 million as compared to an operating income of $25.9 million for fiscal 2000. Excluding the costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel's fiscal 2001 and fiscal 2000 operating income would have been $22.5 million and $37.3 million, respectively. The operating income decrease, excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, principally reflects lower selling prices, reduced sales and manufacturing volume and change in product mix. Operating income decreases were partially offset by a $3.5 million improvement in the Company's garment production facilities in Mexico prior to closure in September 2001.

In addition, during fiscal 2000 the Company received a $1.9 million recovery from the arbitration settlement of a claim with a supplier. The claim resulted from the delivery of defective chemicals which rendered inventory produced unsuitable for the intended customer's use.

Swift Denim

Swift's operating income for fiscal 2001 was $16.4 million compared to a fiscal 2000 operating loss of $33.6 million. Excluding the run-out costs related to the Fiscal 2000 Strategic Initiatives, Swift's fiscal 2001 operating income would have been $23.1 million. Excluding the costs related to the Fiscal 2000 Strategic Initiatives, Swift's fiscal 2000 operating income would have been $18.0 million. The increase in Swift's operating income, excluding the Fiscal 2000 Strategic Initiatives, principally reflects positive changes in product mix and improvement in raw material costs, partially offset by the impact of lower sales volume and selling prices.

Klopman International

Klopman's operating income in fiscal 2001 was $11.0 million as compared to $11.2 million in fiscal 2000. Excluding the costs related to the Fiscal 2000 Strategic Initiatives, Klopman's fiscal 2000 operating income would have been $11.9 million. The operating income decrease, excluding the Fiscal 2000 Strategic Initiatives, principally reflects a $6.4 million decline related to changes in product mix and lower selling prices, partially offset by higher volume. In addition, Klopman's results were negatively impacted by $0.9 million of foreign currency translation due to the weakness of the Euro to the U.S. Dollar.

Home Fashion Fabrics

Home Fashion Fabrics reported an operating loss for fiscal 2001 of $41.8 million as compared to an operating loss for fiscal 2000 of $2.2 million. Excluding the costs related to the Fiscal 2001 Strategic Initiatives, Home Fashion Fabrics' fiscal 2001 operating loss would have been $4.5 million. The increase in operating loss was principally due to lower selling prices, volume and changes in product mix.

Income from Associated Companies

Income from associated companies was $8.7 million in fiscal 2001 as compared to $6.3 million in fiscal 2000. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $60.2 million in fiscal 2001 compared to $66.1 million in fiscal 2000. The decrease in interest expense was primarily due to lower average debt balances as well as lower prime and LIBOR base rates in fiscal 2001 as compared to fiscal 2000, partially offset by increased spreads over prime and LIBOR due to the August 9, 2001 amendment of the Senior Credit Facility (as defined herein) in fiscal 2001 as compared to fiscal 2000. The average interest rate paid by the Company on its bank debt in fiscal 2001 was 8.9% per annum as compared to 9.4% per annum in fiscal 2000.

Income Taxes

The Company's overall tax rate for fiscal 2001 was approximately 12.6% as compared to 34.9% for fiscal 2000. For 2001, the difference from the statutory rate resulted primarily from the U.S. tax impact of the European reorganization whereby the Company changed its foreign subsidiary ownership structure due to changes in the tax laws of the Netherlands. The Company's European operations are now functioning through Luxembourg as a result of this reorganization. Additionally, the rate is being impacted by the establishment of a $13.8 million valuation allowance related to domestic operating losses since it is more likely than not that some portion of the deferred tax assets will not be recognized.

Net Income (Loss) and Net Income (Loss) Per Share

The Company reported a net loss for fiscal 2001 of $70.1 million or $5.85 per common share compared to a net loss for fiscal 2000 of $38.3 million or $3.21 per common share. Excluding the costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, the Company's net loss for fiscal 2001 would have been $0.4 million or $0.04 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for fiscal 2000 would have been $3.2 million or $0.27 per common share.

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales

Net sales for fiscal 2000 were $957.8 million as compared to $953.1 million for fiscal 1999. The $4.7 million increase in net sales primarily resulted from improved sales volume partially offset by lower selling prices.

Galey & Lord Apparel

Galey & Lord Apparel's net sales for fiscal 2000 were $459.4 million, a $1.5 million increase over fiscal 1999's net sales of $457.9 million. The net sales increase is primarily attributable to a 1% increase in fabric sales volume and a 35% increase in unit sales of garment packages. The increase in unit sales of garment packages reflected the additional production capacity at the Company's Monclova, Mexico garment facility. Overall, average selling prices, inclusive of product mix changes, declined approximately 1.9%.

Swift Denim

Swift's net sales for fiscal 2000 were $348.6 million as compared to $324.7 million in fiscal 1999. The $23.9 million increase in net sales is primarily due to a 12% increase in volume, partially offset by a 4% decline in selling prices with the remainder due to changes in product mix.

Klopman International

Klopman's net sales for fiscal 2000 were $128.9 million, an $11.9 million decline compared to fiscal 1999's net sales of $140.8 million. The weakening of the Euro resulted in a 13% decline in net sales. The remainder of the decline was due to a 3% decline in selling prices, partially offset by a 5% increase in sales volume.

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

Swift Denim

Swift's operating loss for fiscal 2000 was $33.6 million compared to fiscal 1999 operating income of $5.2 million. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, Swift's operating income would have been $18.0 million. The increase in Swift's operating income, excluding the Fiscal 2000 Strategic Initiatives, principally reflects a $15.0 million improvement in raw material variances and a $7.8 million improvement in fixed cost spending and absorption, partially offset by a $13.0 million decline in selling prices.

Klopman International

Klopman's operating income in fiscal 2000 was $11.2 million as compared to $11.6 million in fiscal 1999. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, Klopman's operating income would have been $11.9 million. The operating income increase, excluding the Fiscal 2000 Strategic Initiatives, principally reflects a $7.0 million improvement related to manufacturing efficiencies, changes in product mix, lower selling, general and administrative expenses and foreign exchange gains on sales not denominated in Euros, partially offset by $4.6 million related to the impact of lower selling prices. In addition, Klopman's results were negatively impacted by $1.8 million by foreign currency translation due to the weakness of the Euro to the US Dollar.

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

Interest Expense

Interest expense was $66.1 million in fiscal 2000 compared to $60.9 million in fiscal 1999. The increase in interest expense was primarily due to higher interest rates paid by the Company as a result of increased spreads over LIBOR due to the July 13, 1999 amendment of the Senior Credit Facility, higher prime and LIBOR base rates and higher average debt balances in fiscal 2000 as compared to fiscal 1999. The average interest rate paid by the Company on its bank debt in fiscal 2000 was 9.4% per annum as compared to 8.5% per annum in fiscal 1999.

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

Net Income (Loss) and Net Income (Loss) Per Share

The Company reported a net loss for fiscal 2000 of $38.3 million or $3.21 per common share compared to a net loss for fiscal 1999 of $11.0 million or $0.93 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for fiscal 2000 would have been $3.2 million or $0.27 per common share.

Liquidity and Capital Resources

The Company and its subsidiaries had cash and cash equivalents totaling $9.2 million and $9.6 million at September 29, 2001 and September 30, 2000, respectively. At September 29, 2001, the Company had a total of $25.6 million and $5.8 million of borrowing availability under its Senior Credit Facility and Canadian Loan Agreement, respectively.

During fiscal 2001, the Company primarily utilized its available cash and revolving credit borrowings under its Senior Credit Facility and Canadian Loan Facility to fund the Company's operating and investing requirements.

The Company expects to spend approximately $12 million for capital expenditures in fiscal 2002. The Company anticipates that approximately 15% of the forecasted capital expenditures will be used to increase the Company's capabilities while the remaining 85% will be used to maintain existing capabilities.

The Company anticipates that cash requirements, including working capital and capital expenditures, will be met through funds generated from operations and through borrowings under the Company's revolving line of credit under the Senior Credit Facility and the Canadian Loan Facility. In addition, from time to time, the Company uses borrowings under secured bank loans, through capital leases or through operating leases for various equipment purchases.

Senior Credit Facility

On January 29, 1998 the Company entered into a new credit agreement, as amended, (the "Senior Credit Facility") with First Union National Bank ("FUNB"), as agent and lender, and its syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). In July 1999, the Company amended its Senior Credit Facility (the "July 1999 Amendment") pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. As a result of the February 2001 funding of the Company's Canadian Loan Agreement (as defined below), the Company repaid $12.7 million principal amount of its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. Both the repayment resulting from the July 1999 Amendment and the February 2001 repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility in February 2001 resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

In September 2000, the Company amended the Senior Credit Facility to exclude charges related to the Company's Fiscal 2000 Strategic Initiatives from the computation of the covenants. In March 2001, the Company further amended the Senior Credit Facility to allow for a more tax efficient European corporate structure. In August 2001, the Company amended the Senior Credit Facility (the "August 2001 Amendment") which, among other things, replaced the Adjusted Leverage Ratio covenant (as defined in the August 2001 Amendment) with a minimum EBITDA covenant (as defined in the August 2001 Amendment) until the Company's December quarter 2002, waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the August 2001 Amendment) until the Company's December quarter 2002 and modified the Company's covenant related to capital expenditures. The August 2001 Amendment also excludes, for covenant purposes, charges related to closure of facilities announced on July 26, 2001 as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The August 2001 Amendment also increased the interest rate spread on all borrowings under the Company's revolving line of credit and term loans by 100 basis points for the remainder of the term of the Senior Credit Facility.

Under the Senior Credit Facility (as amended by the July 1999 Amendment), for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bore interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus
 .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bore interest at a per annum rate, at the Company's option, of
(A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% and (B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or
(ii) LIBOR plus a margin of 3.75%.

Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $304,645 through March 27, 2004, three quarterly payments of $28,636,594 and final amount of $24,303,053 on Term Loan B's maturity of April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $216,111 through April 2, 2005, three quarterly payments of $20,098,295 and a final amount of $17,024,140 on Term Loan C's maturity of April 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998, July 3, 1999 and August 9, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.0%, 1.25%, 1.50%, 1.75%, 2.00% or 2.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75%, 3.00%, 3.25% or 3.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.00%, 2.25%, 2.50% or 2.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 3.25%, 3.50%, 3.75% or 4.00%, based on the Company achieving certain leverage ratios and (B) with respect to Term Loan C, either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 3.50%, 3.75%, 4.00% or 4.25%, based on the Company's achieving certain leverage ratios.

At September 29, 2001, interest on the Company's term loan and revolving credit borrowings were based on one-month market LIBOR rates averaging 2.82% and on a prime rate of 6.0%. The Company's weighted average borrowing rate on these loans at September 29, 2001 was 6.74%, which includes spreads ranging from 3.5% to 4.25% on the LIBOR borrowings and a spread of 2.25% on the prime rate borrowings.

The Company's obligations under the Senior Credit Facility, as amended pursuant to the July 1999 Amendment, are secured substantially by all of the assets of the Company and each of its domestic subsidiaries (including a lien on all real property owned in the United States), a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom. Based on fiscal 2001 results, the Company is not required to make an Excess Cash Flow payment with respect to fiscal 2001.

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

Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes"). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under the Securities Act of 1933. Net proceeds from the offerings of $289.3 million (net of initial purchaser's discount and offering expenses), were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein). Interest on the Notes is payable on March 1 and September 1 of each year.

On August 18, 2000, the Company and its noteholders amended the indenture, dated February 24, 1998 ("the Indenture"), entered into in connection with the Notes to amend the definition of "Permitted Investment" in the Indenture to allow the Company and its Restricted Subsidiaries (as defined in the Indenture) to make additional investments (as defined in the Indenture) totaling $15 million at any time outstanding in one or more joint ventures which conduct manufacturing operations primarily in Mexico. This amendment was completed to allow the Company sufficient flexibility in structuring its investment in the Swift Denim-Hidalgo joint venture discussed herein. See "Item 1. Business - General".

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially was fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus
 .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville's option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

At September 29, 2001, interest on the Company's term loan and revolving credit borrowings were based on one-month market LIBOR rates averaging 3.58%, on a U.S. prime rate of 6.5% and on a Canadian prime rate of 5.75%. The Company's weighted average borrowing rate on these loans at September 29, 2001 was 6.55%, which includes a spread of 2.25% on the LIBOR borrowings and spreads ranging from 0.25% to 1.00% on the prime rate borrowings.

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

Tax Matters

During fiscal 2001, the Company reorganized its European operations due to tax law changes in The Netherlands. As a result of such reorganization, the Company recognized approximately $15.7 million of U.S. taxable income, which reduced the Company's U.S. net operating loss carryforward.

Approximately $5.0 million of undistributed earnings further reduced the U.S. net operating loss carryforward due to the U.S. tax effect of the discontinuation of the garment making operation in Mexico.

At September 29, 2001, the Company had outstanding net operating loss carryforwards ("NOLs") for U.S. federal and state tax purposes of approximately $108.6 million, which will be carried forward to offset future taxable income and will expire in 2019-2021 if unused. As of September 29, 2001, the Company has established a $13.8 million valuation allowance related to domestic operating losses since it is more likely than not that some portion of the deferred tax assets will not be recognized.

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

On November 7, 2001, due to the current economic environment and the limited visibility in the apparel marketplace, the Company announced that it had engaged Houlihan, Lokey, Howard & Zukin to evaluate the strategic alternatives available to the Company.

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

As contemplated by the Company's Euro conversion plan, invoicing of products in both local currencies and the Euro began January 1, 1999. The conversion of the Company's financial reporting and information systems was completed during the Company's 2001 fiscal year. The costs related to the conversion were not material to the Company's operating results or liquidity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). For all business combinations initiated after June 30, 2001, FAS 141 eliminates the pooling-of-interests method of accounting and requires the purchase method of accounting, including revised recognition criteria for intangible assets other than goodwill. Under FAS 142, which is effective for years beginning after December 15,

2001, the Company's fiscal year 2003, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," ("FAS 121"). The Company has not yet determined what the effect of FAS 142 will be on the earnings and financial position of the Company.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which is effective for years beginning after June 15, 2002, the Company's fiscal year 2003. FAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has not yet determined what the effect of FAS 143 will be on the earnings and financial position of the Company.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which is effective for fiscal years beginning after December 15, 2001, the Company's fiscal year 2003. FAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has not yet determined what the effect of FAS 144 will be on earnings and financial position of the Company.

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

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. As of September 29, 2001, a 10% decline in market price would have a negative impact of approximately $2.6 million on the value of the contracts.

Interest Rate Exposures

In prior years, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. In January 2001, interest rate swap agreements on $25.0 million of the Company's outstanding floating-rate bank debt expired. The interest rate swaps assured that the Company would pay a maximum LIBOR rate of 5.53% (excluding any applicable spread required by the Senior Credit Facility) until its expiration. At September 29, 2001, the Company did not have any interest rate swap agreements outstanding.

Derivative Financial Instruments

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of October 1, 2000 was not material to the Company's financial statements.

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

Foreign currency forward contracts that hedge forecasted sales and purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Derivative Financial Instruments (Continued)

spot exchange rates and forward contract rates. The net loss was not material for the year ended September 29, 2001 and is included in cost of sales in the consolidated statement of income.

At September 29, 2001, the Company expects to reclassify approximately $50,000 of pre-tax gains ($20,000 after-tax) on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur.

Fair Value Hedging Strategy

The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the year ended September 29, 2001 and is included in cost of sales in the consolidated statement of income.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Galey & Lord, Inc.

We have audited the accompanying consolidated balance sheets of Galey & Lord, Inc. as of September 29, 2001 and September 30, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 29, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galey & Lord, Inc. at September 29, 2001 and September 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    Ernst & Young LLP


Greensboro, North Carolina
November 5, 2001

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except per share and share data)

                                     ASSETS

                                                                                                   September 29,      September 30,
                                                                                                       2001                 2000
                                                                                                   -------------      -------------
Current assets:
  Cash and cash equivalents .....................................................................    $   9,157          $   9,641
  Trade accounts receivable, less deductions for doubtful receivables, discounts, returns and
    allowances of $6,263 in 2001 and $6,911 in 2000 .............................................      145,366            197,422
  Sundry notes and accounts receivable ..........................................................        4,802              7,461
  Inventories ...................................................................................      166,820            166,522
  Income taxes receivable .......................................................................        2,945              1,556
  Deferred income taxes .........................................................................            -             12,902
  Prepaid expenses and other current assets .....................................................        4,371              3,957
                                                                                                     ---------          ---------
       Total current assets .....................................................................      333,461            399,461

Property, plant and equipment, at cost:
  Land ..........................................................................................       11,624             11,489
  Buildings .....................................................................................      117,911            121,775
  Machinery, fixtures and equipment .............................................................      326,374            339,303
                                                                                                     ---------          ---------
 ................................................................................................      455,909            472,567
  Less accumulated depreciation and amortization ................................................     (191,471)          (172,484)
                                                                                                     ---------          ---------

 ................................................................................................      264,438            300,083

Investment in and advances to associated companies ..............................................       38,897             31,878
Deferred charges, net ...........................................................................       12,039             13,571
Other non-current assets ........................................................................        1,506              1,735
Intangibles, net ................................................................................      114,374            149,376
                                                                                                     ---------          ---------
 ................................................................................................    $ 764,715          $ 896,104
                                                                                                     =========          =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt .............................................................    $   4,670          $   3,072
  Trade accounts payable ........................................................................       53,503             59,907
  Accrued salaries and employee benefits ........................................................       22,759             24,028
  Accrued liabilities ...........................................................................       35,529             45,583
  Income taxes payable ..........................................................................        5,600              1,507
                                                                                                     ---------          ---------
       Total current liabilities ................................................................      122,061            134,097

Long-term debt ..................................................................................      634,821            648,505
Other long-term liabilities .....................................................................       17,814             22,813
Deferred income taxes ...........................................................................        3,003             35,100

Stockholders' equity (deficit):
  Common Stock-$.01 par value, authorized 25,000,000 shares; issued 12,386,172 shares in 2001 and 12,349,960 shares in 2000,
    Outstanding 11,996,965 shares in 2001 and 11,960,754 shares in 2000 .........................          124                124
  Contributed capital in excess of par value ....................................................       40,878             39,673
  Retained earnings (Accumulated deficit) .......................................................      (37,609)            32,537
  Less 389,207 Common Stock shares in 2001 and 389,206 share in 2000 in treasury, at cost .......       (2,247)            (2,247)
  Accumulated other comprehensive income (loss) .................................................      (14,130)           (14,498)
                                                                                                     ---------          ---------
       Total stockholders' equity (deficit) .....................................................      (12,984)            55,589
                                                                                                     ---------          ---------
 ................................................................................................    $ 764,715          $ 896,104
                                                                                                     =========          =========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                                    For the Years Ended
                                                                                      --------------------------------------------
                                                                                      September 29,     September 30,  October 2,
                                                                                          2001              2000          1999
                                                                                      -------------     -------------  -----------

Net sales........................................................................     $   849,993       $  957,760     $  953,116
Cost of sales....................................................................         779,599          855,045        874,571
                                                                                      -----------       ----------     ----------

Gross profit.....................................................................          70,394          102,715         78,545

Selling, general and administrative expenses.....................................          34,001           33,408         34,269

Amortization of intangible assets................................................           4,557            4,768          4,826

Impairment of goodwill...........................................................          30,445                -              -

Impairment of fixed assets.......................................................          20,280           49,251              -

Plant closing costs..............................................................          12,134           14,316              -

Net (gain) loss on benefit plan curtailment......................................          (2,294)               -              -
                                                                                      -----------       ----------     ----------
Operating income (loss)..........................................................         (28,729)             972         39,450

Interest expense.................................................................          60,226           66,081         60,935

Income from associated companies.................................................          (8,721)          (6,258)        (4,240)
                                                                                      -----------       ----------     ----------
Income (loss) before income......................................................         (80,234)         (58,851)       (17,245)

Income tax expense (benefit):
  Current........................................................................           9,107            3,738            374
  Deferred.......................................................................         (19,195)         (24,301)        (6,583)
                                                                                      -----------       ----------     ----------
                                                                                          (10,088)         (20,563)        (6,209)
                                                                                      -----------       ----------     ----------

Net income (loss)................................................................     $   (70,146)      $  (38,288)    $  (11,036)
                                                                                      ===========       ==========     ==========

Net income (loss) per common share:..............................................

Basic:

  Average common shares outstanding..............................................          11,985           11,942         11,881

  Net income (loss) per common share - basic.....................................     $     (5.85)      $    (3.21)    $     (.93)
                                                                                      ===========       ==========     ==========

Diluted:

  Average common shares outstanding..............................................          11,985           11,942         11,881

  Net income (loss) per common share - diluted...................................     $     (5.85)      $    (3.21)    $     (.93)
                                                                                      ===========       ==========     ==========



          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                                    For the Years Ended
                                                                                        ------------------------------------------
                                                                                        September 29,   September 30,   October 2,
                                                                                             2001           2000          1999
                                                                                        -------------   -------------  -----------
Cash flows from operating activities:
   Net income (loss)...............................................................     $   (70,146)    $ (38,288)     $ (11,036)
   Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
     Depreciation of property, plant and equipment.................................          31,672        40,028         41,819
     Amortization of intangible assets.............................................           4,557         4,768          4,826
     Amortization of deferred charges..............................................           3,060         2,844          2,548
     Deferred income taxes.........................................................         (19,195)      (24,301)        (6,582)
     Non-cash compensation.........................................................           1,205           254            207
     (Gain)/loss on disposals of property, plant and equipment.....................             105           500           (132)
     Undistributed income from associated companies................................          (8,721)       (6,258)        (4,240)
     Impairment of goodwill........................................................          30,445             -              -
     Impairment of fixed assets....................................................          20,280        49,251              -
     Net gain on benefit plan curtailment..........................................          (2,294)            -              -
     Other.........................................................................             162             -              -
     Sources (Uses) due to changes in assets and liabilities:
       Accounts receivable - net...................................................          52,173       (25,314)         4,509
       Sundry notes and accounts receivable........................................             867        (1,242)         4,351
       Inventories.................................................................             (56)        3,611          9,192
       Prepaid expenses and other current assets...................................            (375)          309           (628)
       Other non-current assets....................................................             237           511         (1,039)
       Trade accounts payable......................................................          (6,569)          210         (1,509)
       Accrued liabilities.........................................................          (7,717)          860         (2,325)
       Income taxes payable........................................................           4,112         5,568         (3,510)
       Other long-term liabilities.................................................          (3,703)         (327)           155
       Plant closing liabilities...................................................          (3,078)       14,316              -
                                                                                        -----------     ---------      ---------
          Total adjustments........................................................          97,167        65,588         47,642
                                                                                        -----------     ---------      ---------
     Net cash provided by (used in) operating activities...........................          27,021        27,300         36,606
                                                                                        -----------     ---------      ---------

Cash flows from investing activities:
   Property, plant and equipment expenditures......................................         (24,292)      (19,001)       (27,185)
   Proceeds from sale of property, plant and equipment.............................           4,002           339          5,014
   Distributions received from associated companies................................           8,636         5,142          6,519
   Investment in affiliates........................................................            (750)       (7,821)             -
   Other...........................................................................            (994)         (942)         1,066
                                                                                        -----------     ---------      ---------
     Net cash provided by (used in) investing activities...........................         (13,398)      (22,283)       (14,586)
                                                                                        -----------     ---------      ---------

Cash flows from financing activities:
   Increase/(decrease) in revolving line of credit.................................           8,343         4,900          8,600
   Principal payments on long-term debt............................................         (32,010)      (12,959)       (51,604)
   Issuance of long-term debt......................................................          10,934             -         18,000
   Net proceeds from issuance of common stock......................................               -             -             22
   Tax benefit from exercise of stock options......................................               -             -            205
   Payment of bank fees and loan costs.............................................          (1,505)         (828)        (2,687)
                                                                                        -----------     ---------      ---------
     Net cash provided by (used in) financing activities...........................         (14,238)       (8,887)       (27,464)
   Effect of exchange rate changes on cash and cash equivalents....................             131          (789)          (202)
                                                                                        -----------     ---------      ---------
   Net increase (decrease) in cash and cash equivalents............................            (484)       (4,659)        (5,646)
   Cash and cash equivalents at beginning of period................................           9,641        14,300         19,946
                                                                                        -----------     ---------      ---------
   Cash and cash equivalents at end of period......................................     $     9,157     $   9,641      $  14,300
                                                                                        ===========     =========      =========


          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    (Amounts in thousands, except share data)

                                                                                                            Accumulated
                                                                                                              Other
                                               Comprehensive Common  Contributed   Retained    Treasury   Comprehensive
                                               Income (Loss)  Stock    Capital     Earnings     Stock     Income (Loss)     Total
                                               -------------  -----    -------     --------     -----     -------------     -----

Balance at October 3, 1998 ..................                 $ 122     $ 38,987    $  81,861  $ (2,247)   $   9,154     $  127,877
Issuance of 37,200 shares of Common Stock
    upon exercise of options ................                     1           21            -         -            -             22
Issuance of 27,530 shares of Restricted
    Common Stock ............................                     -          138            -         -            -            138
Tax benefit from exercise of stock options
    options .................................                     -          205            -         -            -            205
Compensation earned related to issuance
    of stock options ........................                     -           69            -         -            -             69
Purchase of 2 shares of Treasury Stock ......                     -            -            -         -            -              -
Comprehensive income (loss):
    Foreign currency translation
       adjustment ...........................   $   (8,538)       -            -            -         -       (8,538)        (8,538)
    Net income (loss) for fiscal 1999 .......      (11,036)       -            -      (11,036)        -            -        (11,036)
                                                ----------     ----     --------    ---------  --------    ---------     ----------
Total comprehensive income (loss) ...........   $  (19,574)
                                                ==========
Balance at October 2, 1999 ..................                 $ 123     $ 39,420    $  70,825  $ (2,247)   $     616     $  108,737

Issuance of 57,839 shares of Restricted
    Common Stock ............................                     1          119            -         -            -            120
Compensation earned related to issuance
    of stock options ........................                     -          134            -         -            -            134
Comprehensive income (loss):
    Foreign currency translation
       adjustment ...........................   $  (15,114)       -            -            -         -      (15,114)       (15,114)
    Net income (loss) for fiscal 2000 .......      (38,288)       -            -      (38,288)        -            -        (38,288)
                                                ----------     ----     --------    ---------  --------    ---------     ----------
Total comprehensive income (loss) ...........   $  (53,402)
                                                ==========
Balance at September 30, 2000 ...............                 $ 124     $ 39,673    $  32,537  $ (2,247)   $ (14,498)    $   55,589

Issuance of 36,212 shares of Restricted
    Common Stock ............................                     -          102            -         -            -            102
Compensation earned related to issuance
    of stock options ........................                     -        1,103            -         -            -          1,103
Purchase of 1 share of Treasury Stock .......                     -            -            -         -            -              -
Comprehensive income (loss):
    Foreign currency translation
       adjustment ...........................   $      344        -            -            -         -          344            344
    Gain on derivative instruments ..........           24        -            -            -         -           24             24
    Net income (loss) for fiscal 2001 .......      (70,146)       -            -      (70,146)        -            -        (70,146)
                                                ----------     ----     --------    ---------  --------    ---------     ----------
Total comprehensive income (loss) ...........   $  (69,778)
                                                ==========
Balance at September 29, 2001 ...............                 $ 124     $ 40,878    $ (37,609) $ (2,247)   $ (14,130)    $  (12,984)
                                                              =====     ========    =========  ========    =========     ==========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           September 29, 2001, September 30, 2000 and October 2, 1999

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

Deferred Charges: Deferred debt charges are being amortized over the lives of related debt as an adjustment to interest expense. Accumulated amortization at September 29, 2001 and September 30, 2000 was $9.2 million and $6.3 million, respectively.

Goodwill: The Company has $67.1 million and $100.8 million of goodwill at September 29, 2001 and September 30, 2000, respectively, which represents the excess of the purchase cost over the fair value of assets acquired and is being amortized over 20 to 40 years. Accumulated amortization at September 29, 2001 and September 30, 2000 was $8.6 million and $15.4 million, respectively. The Company evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life to determine whether goodwill is recoverable. As part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, goodwill of $8.4 million related to G&L Service Company and $22.0 million related to the greige fabrics operations was determined to be completely impaired and was written off in the September 2001 quarter. The Company believes that no impairment of the remaining goodwill existed at September 29, 2001.

Other Intangibles: The Company has $47.3 million and $48.6 million of other intangibles at September 29, 2001 and September 30, 2000, respectively. The other intangibles represent the value of certain trademarks acquired in the January 1998 acquisition of the apparel assets of Dominion Textile, Inc. These trademarks are amortized over 40 years. Accumulated amortization at September 29, 2001 and September 30, 2000 was $4.7 million and $3.4 million, respectively.

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

           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE A - Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments: The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("FAS 133"), effective October 1, 2000. The Company utilizes derivative financial instruments principally to manage market risks and reduce its exposure resulting from fluctuations in foreign currency exchange rates, interest rates and raw material cotton prices. Derivative instruments include swap agreements, forward exchange and purchase contracts. Under FAS 133, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations.

Revenue Recognition: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During fiscal 2001, 2000 and 1999, invoices issued under these terms represent 12%, 14% and 20% of revenue, respectively.

The Company classifies amounts billed to customers for shipping and handling in net sales and costs incurred for shipping and handling in cost of sales in the consolidated statements of income.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassification: Certain prior period amounts have been reclassified to conform to current year presentation.

Fiscal Year: The Company uses a 52-53 week fiscal year. The years ended September 29, 2001, September 30, 2000 and October 2, 1999 were 52-week years.

Recently Issued Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). For all business combinations initiated after June 30, 2001, FAS 141 eliminates the pooling-of-interests method of accounting and requires the purchase method of accounting, including revised recognition criteria for intangible assets other than goodwill. Under FAS 142, which is effective for years beginning after December 15, 2001, the Company's fiscal year 2003, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," ("FAS 121"). The Company has not yet determined what the effect of FAS 142 will be on the earnings and financial position of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which is effective for years beginning after June 15, 2002, the Company's fiscal year 2003. FAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has not yet determined what the effect of FAS 143 will be on the earnings and financial position of the Company.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE A - Summary of Significant Accounting Policies (Continued)

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which is effective for fiscal years beginning after December 15, 2001, the Company's fiscal year 2003. FAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has not yet determined what the effect of FAS 144 will be on earnings and financial position of the Company.

NOTE B - Inventories

Inventories at September 29, 2001 and September 30, 2000 are summarized as follows (in thousands):

                                                            2001         2000
                                                            ----         ----
    Raw materials ....................................   $   4,760    $   5,009
    Stock in process .................................      19,015       32,502
    Produced goods ...................................     140,742      126,348
    Dyes, chemicals and supplies .....................      11,152       11,536
                                                         ---------    ---------
    Total inventory at first-in, first-out (FIFO) cost     175,669      175,395
    Less LIFO and other reserves .....................      (8,849)      (8,873)
                                                         ---------    ---------
                                                         $ 166,820    $ 166,522
                                                         =========    =========

Inventories valued using the LIFO method comprised approximately 69% and 67% of domestic inventories at September 29, 2001 and September 30, 2000, respectively. Inventory held at foreign locations was $36.9 million and $33.8 million at September 29, 2001 and September 30, 2000, respectively.

NOTE C - Long-term Debt

    Long-term debt consists of the following (in thousands):

                                                            2001          2000
                                                            ----          ----
    Senior Credit Facility:
         Revolving Credit Note .......................   $ 123,100    $ 120,000
         Term Loan B .................................     113,259      131,062
         Term Loan C .................................      80,345       92,973
    Senior Subordinated Notes ........................     299,037      298,887
    Canadian Loan:
           Revolving Credit Note .....................       5,849           --
           Term Loan .................................       7,849           --
    Other borrowings with various rates and maturities      10,052        8,655
                                                         ---------    ---------
                                                           639,491      651,577
    Less Current portion .............................      (4,670)      (3,072)
                                                         ---------    ---------
                                                         $ 634,821    $ 648,505
                                                         =========    =========


At September 29, 2001, the annual maturities of the principal amounts of long-term debt were as follows (in thousands):

      2002 ...................................................   $  4,670
      2003 ...................................................      4,705
      2004 ...................................................    184,509
      2005 ...................................................     95,789
      2006 ...................................................     44,267
      Thereafter .............................................    305,551

                               GALEY & LORD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE C - Long-term Debt (Continued)

Senior Credit Facility

The Company's principal credit facility, dated as of January 29, 1998, as amended (the "Senior Credit Facility"), is with First Union National Bank ("FUNB"), as agent and lender, and its syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and (iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). In July 1999, the Company amended its Senior Credit Facility (the "July 1999 Amendment") pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. As a result of the February 2001 funding of the Company's Canadian Loan Agreement (as defined below), the Company repaid $12.7 million principal amount of its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. Both the repayment resulting from the July 1999 Amendment and the February 2001 repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility in February 2001 resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

In September 2000, the Company amended the Senior Credit Facility to exclude charges related to the Company's Fiscal 2000 Strategic Initiatives from the computation of the covenants. In March 2001, the Company further amended the Senior Credit Facility to allow for a more tax efficient European corporate structure. In August 2001, the Company amended the Senior Credit Facility (the "August 2001 Amendment") which, among other things, replaced the Adjusted Leverage Ratio covenant (as defined in the August 2001 Amendment) with a minimum EBITDA covenant (as defined in the August 2001 Amendment) until the Company's December quarter 2002, waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the August 2001 Amendment) until the Company's December quarter 2002 and modified the Company's covenant related to capital expenditures. The August 2001 Amendment also excludes, for covenant purposes, charges related to closure of facilities announced on July 26, 2001. The August 2001 Amendment also increased the interest rate spread on all borrowings under the Company's revolving line of credit and term loans by 100 basis points for the remainder of the term of its Senior Credit Facility.

Under the Senior Credit Facility (as amended by the July 1999 Amendment), for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bore interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus
 .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bore interest at a per annum rate, at the Company's option, of
(A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% and (B) with respect to Term Loan C, either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or
(ii) LIBOR plus a margin of 3.75%.

Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $304,645 through March 27, 2004, three quarterly payments of $28,636,594 and final amount of $24,303,053 on Term Loan B's maturity of April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $216,111 through April 2, 2005, three quarterly payments of $20,098,295 and a final amount of $17,024,140 on Term Loan C's maturity of April 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998, July 3, 1999 and August 9, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.0%, 1.25%, 1.50%, 1.75%, 2.00% or 2.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75%, 3.00%, 3.25% or 3.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.00%, 2.25%, 2.50% or 2.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 3.25%, 3.50%, 3.75% or 4.00%, based on the Company achieving certain leverage ratios and (B) with respect to Term Loan C, either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 3.50%, 3.75%, 4.00% or 4.25%, based on the Company's achieving certain leverage ratios.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE C - Long-term Debt (Continued)

At September 29, 2001, interest on the Company's term loan and revolving credit borrowings were based on one-month market LIBOR rates averaging 2.82% and on a prime rate of 6.0%. The Company's weighted average borrowing rate on these loans at September 29, 2001 was 6.74%, which includes spreads ranging from 3.5% to 4.25% on the LIBOR borrowings and a spread of 2.25% on the prime rate borrowings.

The Company's obligations under the Senior Credit Facility, as amended pursuant to the July 1999 Amendment, are secured substantially by all of the assets of the Company and each of its domestic subsidiaries (including a lien on all real property owned in the United States), a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom. Based on fiscal 2001 results, the Company was not required to make an Excess Cash Flow payment with respect to fiscal 2001.

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

Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes"). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under the Securities Act of 1933. Net proceeds from the offerings of $289.3 million (net of initial purchaser's discount and offering expenses), were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein). Interest on the Notes is payable on March 1 and September 1 of each year.

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

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE C - Long-term Debt (Continued)

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially was fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus
 .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville's option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

At September 29, 2001, interest on the Company's term loan and revolving credit borrowings were based on one-month market LIBOR rates averaging 3.58%, on a U.S. prime rate of 6.5% and on a Canadian prime rate of 5.75%. The Company's weighted average borrowing rate on these loans at September 29, 2001 was 6.55%, which includes a spread of 2.25% on the LIBOR borrowings and spreads ranging from .25% to 1.00% on the prime rate borrowings.

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

NOTE D - Financial Instruments

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

Interest rate swap agreements - The fair value of the Company's interest rate swap agreements is determined by comparing the agreements' anticipated cash flows based on current interest rates to the cash flows of a similar interest rate swap agreement which could be obtained as of September 29, 2001.

Forward exchange contracts - The fair value of outstanding forward exchange contracts is determined based on quotes obtained from public-trading currency markets.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE D - Financial Instruments (Continued)

Publicly Traded Debt

At September 29, 2001 and September 30, 2000, the fair value of the Company's 9 1/8% Senior Subordinated Notes Due 2008 was approximately $75.0 million and $192.0 million, respectively, as compared to the carrying values of $299.0 million and $298.9 million, respectively.

Interest Rate Swap Agreements

In prior years, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. In January 2001, interest rate swap agreements on $25.0 million of the Company's outstanding floating-rate bank debt expired. The interest rate swaps assured that the Company would pay a maximum LIBOR rate of 5.53% (excluding any applicable spread required by the Senior Credit Facility) until its expiration. The amount paid or received under the swap agreements was based on the changes in actual interest rates and was recorded as an adjustment to interest expense. At September 29, 2001, the Company had no interest rate swap agreements outstanding.

Derivative Instruments and Hedging Activities

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of October 1, 2000 was not material to the Company's financial statements.

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

Foreign currency forward contracts that hedge forecasted sales and purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the year ended September 29, 2001 and is included in cost of sales in the consolidated statement of income.

At September 29, 2001, the Company expects to reclassify approximately $50,000 of pre-tax gains ($20,000 after-tax) on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur.

Fair Value Hedging Strategy
The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the year ended September 29, 2001 and is included in cost of sales in the consolidated statement of income.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE E - Income Taxes

     Income (loss) from continuing operations before the provision of income taxes consisted of (in thousands):

                                     2001              2000              1999
                                     ----              ----              ----
          Domestic ...........   $ (110,922)       $  (83,537)       $  (38,544)
          Foreign ............       30,688            24,686            21,299
                                 ----------        ----------        ----------
                                 $  (80,234)       $  (58,851)       $  (17,245)
                                 ==========        ==========        ==========


     The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

                                            2001       2000        1999
                                            ----       ----        ----
      Current tax provision:
           Federal ...................   $      5    $     --    $ (2,174)
           State .....................         91          70          51
           Foreign ...................      9,011       3,668       2,497
                                         --------    --------    --------
      Total current tax provision ....      9,107       3,738         374
                                         --------    --------    --------

      Deferred tax provision:
           Federal ...................    (18,657)    (27,051)     (9,999)
           State .....................     (2,004)     (3,980)     (1,472)
           Foreign ...................      1,466       6,730       4,888
                                         --------    --------    --------
      Total deferred tax provision ...    (19,195)    (24,301)     (6,583)
                                         --------    --------    --------

      Total provision for income taxes   $(10,088)   $(20,563)   $ (6,209)
                                         ========    ========    ========


     The following is a reconciliation of the United States statutory tax rate to the effective rate expressed as a percentage of income (loss) before income taxes:

                                                              2001       2000      1999
                                                              ----       ----      ----
     Federal statutory rate                                  (35.0)%    (35.0)%   (35.0)%
     Distribution of Canadian limited partnership
         earnings subject to U.S. tax                          0.7        3.7         -
     Undistributed foreign earnings subject to U.S. tax        2.0        1.7         -
     State taxes, net of federal benefit                      (3.1)      (4.8)     (5.3)
     Goodwill amortization                                     0.9        1.1       4.7
     Foreign taxes in excess of (less than) federal
         statutory rate                                       (1.8)      (2.3)     (0.3)
      U.S. tax impact of European reorganization               6.8          -         -
      Change in valuation allowance                           16.1          -         -
     Other                                                     0.8        0.7      (0.1)
                                                             -----      -----     -----
     Effective rate                                          (12.6)%    (34.9)%   (36.0)%
                                                             =====      =====     =====

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE E - Income Taxes (Continued)

Deferred income taxes are provided for temporary differences between the carrying amounts and the tax bases of assets and liabilities. At September 29, 2001 and September 30, 2000, the Company had $72.4 million and $53.1 million, respectively, of deferred income tax assets and $75.4 million and $75.3 million, respectively, of net deferred income tax liabilities which have been netted for financial statement presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows (in thousands):

                                                               September 29, 2001               September 30, 2000
                                                          ----------------------------     ----------------------------
                                                            Current        Noncurrent        Current        Noncurrent
                                                             Asset            Asset           Asset            Asset
                                                          (Liability)      (Liability)     (Liability)      (Liability)
                                                          -----------      -----------     -----------      -----------
      Inventory valuation ..............................   $    495        $      --         $   (491)      $      --
      Accruals and allowances ..........................      7,510               --            9,210              --
      Property, plant and equipment ....................         --          (47,948)              --         (53,783)
      Intangibles ......................................         --          (17,010)              --         (20,210)
      Net operating loss carryforward ..................         --           42,542               --          14,753
      Postretirement benefits ..........................         --            3,363               --           4,565
      Impairment of fixed assets and plant closing costs      2,192           19,201            4,183          20,409
      Other ............................................         --              432               --             (34)
      Valuation allowance ..............................    (10,197)          (3,583)              --            (800)
                                                           --------         --------         --------       ---------

        Total ..........................................   $     --         $ (3,003)        $ 12,902       $ (35,100)
                                                           ========         ========         ========       =========

During fiscal 2001, the Company reorganized its European operations due to tax law changes in The Netherlands. As a result of the reorganization, the Company recognized approximately $15.7 million of U.S. taxable income, which reduced the U.S. net operating loss carryforward by the same amount.

Approximately $5.0 million of undistributed earnings further reduced the U.S. net operating loss due to the U.S. tax effect of the discontinuation of the garment making operation in Mexico.

During fiscal 2001, the Company incurred net operating losses for U.S. federal and state income tax purposes of approximately $73.6 million which will be carried forward for U.S. federal income tax purposes to offset future taxable income. At September 29, 2001, the Company has a total of approximately $108.6 million U.S. federal net operating loss carryforwards which will expire in years 2019-2021. All state net operating loss carryforwards will be carried forward and will expire in years 2004-2016.

Deferred income taxes include the tax impact of net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings in the U.S. federal and state tax jurisdictions. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $13.8 million has been established since it is more likely than not that some portion of the deferred tax assets will not be realized.

At September 29, 2001 and September 30, 2000, undistributed earnings of the Company's foreign subsidiaries amounted to approximately $36.1 million and $36.3 million, respectively. The foreign undistributed earnings are either permanently reinvested or distribution will not result in incremental U.S. taxes. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated. During fiscal 2000, the Company, as part of its intent to place debt in foreign operations, incurred additional tax expense to facilitate the February 2001 repatriation of existing cash and loan proceeds from its Canadian operations. During fiscal year 2001, the Company incurred additional tax expense due to the reorganization of its European operations.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE F - Supplemental Cash Flow Information

Cash paid (received) for interest and income taxes is as follows (in thousands):

                                       2001          2000           1999
                                     --------      --------       --------
      Interest ................      $ 57,639      $ 63,033       $ 57,723
      Income taxes ............      $  4,601      $ (2,010)      $  1,691


NOTE G - Benefit Plans

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

On September 20, 2001, the Company froze the accrual of future retirement benefits under its U.S. defined benefit plans effective December 31, 2001. The resulting curtailment gain was offset by unamortized actuarial losses.

The Company provides health care and life insurance benefits to certain retired employees and their dependents. The plans are unfunded and approved claims are paid by the Company. The Company's cost is partially offset by retiree premium contributions.

The following sets forth the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at September 29, 2001 and September 30, 2000 (in thousands):

                                                   Defined Benefit Plans         Supplemental Plan        Postretirement Benefit
                                                   ---------------------         -----------------        ----------------------
                                                    2001          2000          2001          2000          2001          2000
                                                    ----          ----          ----          ----          ----          ----
Change in benefit obligation:

Benefit obligation at beginning of year ........ $  65,351     $  60,838      $   2,521    $   2,363     $   8,738     $   9,008
Service cost ...................................     3,952         5,475            300          269           138           264
Interest cost ..................................     4,546         4,212            215          165           461           645
Participant contributions ......................         -             -              -            -           224           140
Actuarial (gain) loss ..........................     1,919           919            334         (276)         (296)         (641)
Benefits paid ..................................   (13,723)       (6,093)             -            -          (840)         (678)
Decrease due to curtailment and settlement .....    (7,012)            -              -            -        (2,548)            -
                                                 ---------     ---------      ---------    ---------     ---------     ---------
Benefit obligation at end of year .............. $  55,033     $  65,351      $   3,370    $   2,521     $   5,877     $   8,738
                                                 =========     =========      =========    =========     =========     =========

Change in plan assets:

Fair value of assets at beginning of year ...... $  73,117     $  66,020      $       -    $       -     $       -     $       -
Actual return on plan assets ...................    (9,764)        8,889              -            -             -             -
Employer contributions .........................     1,048         4,301              -            -           616           538
Participant contributions ......................         -             -              -            -           224           140
Benefits paid ..................................   (13,723)       (6,093)             -            -          (840)         (678)
                                                 ---------     ---------      ---------    ---------     ---------     ---------
Fair value of assets at end of year ............ $  50,678     $  73,117      $       -    $       -     $       -     $       -
                                                 =========     =========      =========    =========     =========     =========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE G - Benefit Plans (Continued)

                                                  Defined Benefit Plans         Supplemental Plan        Postretirement Benefit
                                                  ---------------------         -----------------        ----------------------
                                                    2001          2000          2001          2000          2001          2000
                                                    ----          ----          ----          ----          ----          ----
Funded status ................................   $  (4,355)    $   7,766      $  (3,370)   $  (2,521)    $  (5,877)    $  (8,738)
Unrecognized prior service cost ..............           -             -            266          253             -             -
Unrecognized net actuarial (gain) loss .......       2,913        (7,609)           515          267        (1,308)       (1,056)
Plan amendments ..............................       2,548         2,667              -            -             -             -
                                                 ---------     ---------      ---------    ---------     ---------     ---------
Net amount recognized ........................   $   1,106     $   2,824      $  (2,589)   $  (2,001)    $  (7,185)    $  (9,794)
                                                 =========     =========      =========    =========     =========     =========

Amounts recognized in the consolidated
balance sheet:
Prepaid benefit cost .........................   $   1,106     $   2,824      $       -    $       -     $       -     $       -
Accrued benefit liability ....................           -             -         (2,589)      (2,001)       (7,185)       (9,794)
                                                 ---------     ---------      ---------    ---------     ---------     ---------
Net amount recognized ........................   $   1,106     $   2,824      $  (2,589)   $  (2,001)    $  (7,185)    $  (9,794)
                                                 =========     =========      =========    =========     =========     =========


Net pension cost for the plans for the years ended September 29, 2001, September 30, 2000 and October 2, 1999 included the following components (in thousands):

                                             Defined Benefit Plans             Supplemental Plan           Postretirement Benefit
                                             ---------------------             -----------------           ----------------------
                                           2001       2000       1999       2001      2000     1999      2001       2000      1999
                                           ----       ----       ----       ----      ----     ----      ----       ----      ----
Components of net periodic
benefit cost:
Service cost ..........................  $   3,952  $  5,475   $  5,428    $   300   $  269   $  291    $   138    $  264    $  283
Interest cost .........................      4,546     4,212      4,086        215      165      145        461       645       627
Expected return on plan assets ........     (5,749)   (5,535)    (4,944)         -        -        -          -         -         -
Amortization of prior service cost ....        120       139        (87)        43       38       38          -         -         -
Recognized net actuarial (gain)
    loss due to curtailment and
    settlement ........................        246         -          -          -        -        -     (2,540)        -         -
Recognized net actuarial (gain) loss ..       (349)     (210)       230         30       18       51        (44)      (22)        -
                                         ---------  --------   --------    -------   ------   ------    -------    ------    ------
Net periodic benefit cost .............  $   2,766  $  4,081   $  4,713    $   588   $  490   $  525    $(1,985)   $  887    $  910
                                         =========  ========   ========    =======   ======   ======    =======    ======    ======

Weighted-average assumptions:
Discount rate .........................       7.30%     7.80%      7.40%      7.30%    7.80%    7.40%      7.30%     7.80%     7.40%
Expected return on plan assets ........       8.50      8.50       8.50          -        -        -          -         -         -
Rate of compensation increase .........       5.00      5.00       5.00       5.00     5.00     5.00          -         -         -

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE G - Benefit Plans (Continued)

The assumed health care cost trend rate was 7% for fiscal 2001, decreasing to 5% by the year 2003 and remaining at that level thereafter. A one-percentage point change in assumed health care cost trend rates have the following effects on fiscal 2001 (in thousands):

                                                                   One-Percentage       One-Percentage
                                                                   Point Increase       Point Decrease
                                                                   --------------       --------------
      Effect on total of service and interest cost components ...       $  91                $ (79)

      Effect on postretirement benefit obligation ...............         420                 (363)

Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), the Company has given the PBGC a first priority lien of $10 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more pension plans are terminated.

Defined Contribution Plans
The Company has various defined contribution plans covering qualified U.S. employees. The plans include a provision which allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. During fiscal 1999, the plans were amended to provide for the Company to make a guaranteed match of the employee's contributions and to eliminate the discretionary profit-sharing contribution plan provision. The Company contributions for fiscal 2001, 2000 and 1999 were approximately $2.2 million, $3.5 million and $2.9 million, respectively.

In addition, the Company provides life and health benefits to substantially all U.S. employees. Employees contribute a fixed amount weekly or monthly as set forth in the plan with the balance paid by the Company. The Company contributions for fiscal 2001, 2000 and 1999 were approximately $16.5 million, $17.3 million and $16.3 million, respectively.

Deferred Compensation Plan
The Company has a nonqualified, unfunded deferred compensation plan which provides certain key executives with a deferred compensation award which will earn interest at the United States Treasury Bill rate. The award, which is based on the year's operating results, was $0, $792,000 and $0 for fiscal 2001, 2000 and 1999, respectively. The plan participants will be vested in the awards upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination subject to certain limitations, upon permanent and total disability or death, whichever occurs first. In the event of retirement or disability, any unpaid deferred awards will be paid on the normal five-year maturity schedule. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant's estate or pay the award on the normal five-year maturity schedule.

Foreign Employee Plans
A significant number of the Company's European employees participate in a government mandated deferred compensation plan. This plan provides benefits to employees upon termination of service with the Company. Employees accrue benefits under the plan based on compensation levels and length of service. Accrued benefits are adjusted upward annually for interest earned on accumulated balances and cost of living increases. Approximately $1.4 million, $1.4 million and $1.7 million has been recognized as expense related to the plan in the accompanying statements of operations for fiscal 2001, 2000 and 1999, respectively. A liability of approximately $7.9 million and $7.8 million is included within other long-term liabilities in the Company's consolidated balance sheets as of September 29, 2001 and September 30, 2000, respectively, to provide for payment of accrued benefits under the plan. Employees are 100% vested in the benefits accrued.

Many of the Company's European employees participate in government sponsored healthcare and pension plans. Annually, the Company and its employees contribute an amount equal to approximately 45% (35% by the Company; 10% by the employees) of the Company's gross salaries and wages to the government for administration of these plans and other social programs. For fiscal 2001, 2000 and 1999, the Company's portion of the funding totaled $5.6 million, $5.7 million and $6.5 million, respectively.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE G - Benefit Plans (Continued)

The Company's Canadian employees participate in government sponsored healthcare and pension plans. The pension plan requires contributions from the employer and the employee while the healthcare plan requires only employer contributions. The Company's required contributions paid for these plans for fiscal 2001, 2000 and 1999 were approximately $1.6 million, $1.4 million and $1.3 million, respectively. In addition, the Company provides supplemental health and life insurance benefits with contributions for fiscal 2001, 2000 and 1999 totaling $0.4 million, $0.4 million and $0.3 million, respectively. The Company's qualified Canadian employees are also eligible to participate in various retirement savings plans. The plans provide for voluntary pre-tax contributions from employees and guaranteed Company contributions ranging from 2% to 10% of an employee's annual salary. Contributions made to these plans for fiscal 2001, 2000 and 1999 were $0.7 million, $0.6 million and $0.6 million, respectively.

NOTE H - Commitments and Contingencies

Future minimum commitments for operating leases at September 29, 2001 are as follows (in thousands):

                 2002 ...................................   $     7,832
                 2003 ...................................         5,575
                 2004 ...................................         3,599
                 2005 ...................................         2,164
                 2006 ...................................         1,153
                 Thereafter .............................         2,160
                                                            -----------
                 Total minimum lease payments ...........   $    22,483
                                                            ===========

Approximately 74% of minimum lease payments on operating leases pertain to real estate as of September 29, 2001. The remainder covers a variety of machinery and equipment. Rental expense for all operating leases was approximately $11.8 million, $12.9 million and $11.7 million in fiscal 2001, 2000 and 1999, respectively.

The Company is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE I - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

Throughout fiscal 2001, the Company has continued to operate in a very difficult business environment which resulted in the July 2001 announcement of additional actions (the "Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives"). The Company's goal in taking these actions is future loss avoidance, cost reduction, production capacity rationalization and increased cash flow. The principal manufacturing initiatives include:

         (1) Discontinuation of G&L Service Company, the Company's garment making operations in Mexico, which includes the closure of the Dimmit facilities in Piedras Negras, Mexico, the Alta Loma facilities in Monclova, Mexico and the Eagle Pass Warehouse in Eagle Pass, Texas.

         (2) Consolidation of its greige fabrics operations which includes the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility.

In addition to the principal manufacturing initiatives above, the Company also provided for the reduction of approximately 5% of its salaried overhead employees.

In the fourth quarter of fiscal 2001, the Company recorded $63.4 million before taxes of plant closing and impairment charges and$4.9 million before taxes of losses related to completing garment customer orders all related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The components of the plant closing and impairment charges included $30.4 million for goodwill impairments, $20.3 million for fixed asset impairments, $7.5 million for severance expense and $5.2 million for the write-off of

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE I - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

leases and other exit costs. Approximately 3,300 Mexican employees and 500 U.S. employees were terminated as a result of the initiatives. All production at the affected facilities ceased in early September 2001 by which time substantially all the affected employees were terminated. The Company expects that the sale of real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take 12 months or longer to complete.

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the year ended September 29, 2001 (in thousands):

                                                              Accrual Balance at
                                 Plant closing       Cash        September 29,
                                     charge        payments          2001
                                 -------------   -----------  ------------------

    Severance benefits           $       7,508   $    (5,516) $           1,992
    Lease cancellation and other         5,213          (186)             5,027
                                 -------------   -----------  -----------------

                                 $      12,721   $    (5,702) $           7,019
                                 =============   ===========  =================


The Company expects to incur run-out expenses related to the plant closings of approximately $4-$6 million before taxes, $3.1 million of which was incurred in the September quarter of fiscal 2001. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company recognized a net benefit curtailment loss of $0.1 million in the September quarter of fiscal 2001 related to its defined benefit pension plan.

In August 2001, the Company amended its Senior Credit Facility (as defined herein) to, among other things, exclude from covenant calculations the charges related to the Fiscal 2001 Strategic Initiatives discussed above. See Note C - Long-term Debt.

NOTE J - Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives (the "Fiscal 2000 Strategic Initiatives") aimed at increasing the Company's competitiveness and profitability by reducing costs. The initiatives include completing a joint venture in Mexico, closing two of the Company's plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. During fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. All production at the affected facilities ceased during the December quarter of fiscal 2000. Of the 1,370 employees to be terminated as a result of the Fiscal 2000 Strategic Initiatives, substantially all have been terminated as of September 29, 2001. Severance has been paid out in either a lump sum or over a maximum period of up to eighteen months. During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at the Erwin facility and the Brighton facility. The Company expects that the sale of the remaining real estate and equipment related to the Fiscal 2000 Strategic Initiatives could take 12 months or longer to complete.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE J - Fiscal 2000 Strategic Initiatives (Continued)

The table below summarizes the activity related to the Fiscal 2000 Strategic Initiatives plant closing accruals for the year ended September 29, 2001 (in thousands):

                                   Accrual Balance at                        Accrual Balance at
                                      September 30,     Cash      Change in     September 29,
                                          2000         Payments    Estimate        2001
                                       -------------   ---------   --------      --------
Severance benefits ..............       $ 10,763       $ (8,358)   $   (588)     $  1,817
Lease cancellation and other ....          3,553         (1,151)         --         2,402
                                        --------       --------    --------      --------
                                        $ 14,316       $ (9,509)   $   (588)     $  4,219
                                        ========       ========    ========      ========

In connection with the Fiscal 2000 Strategic Initiatives, the Company incurred run-out expenses totaling $10.8 million before taxes in fiscal 2001. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included in cost of sales in the consolidated statement of income.

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

NOTE K - Stockholders' Equity

The authorized capital stock of the Company consists of (i) 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,996,965 shares are outstanding at September 29, 2001, (ii) 5,000,000 shares of Nonvoting Common Stock, par value $.01 per share, none of which is issued or outstanding, and
(iii) 5,000,000 shares of Preferred Stock, par value $.01 per share, none of which is issued or outstanding.

On February 9, 1999, the Company's stockholders approved the 1999 Stock Option Plan (the "Plan") which replaced the Company's previous 1989 Stock Option Plan that expired on that date. The Plan authorizes the granting of qualified and non-qualified stock options to officers, directors, consultants and key employees of the Company. Effective February 13, 2001, the Plan was amended to increase the number of shares of Company Common Stock available for issuance from 500,000 to 1.3 million. Options may be granted through the Plan's expiration in February 2009 at an exercise price of not less than fair market value. Currently, the Company has both fixed stock options and target stock price performance stock options outstanding under the Plan. As of September 29, 2001, the Company had 415,351 shares available for the issuance of stock options under the Plan.

On September 7, 2000, the Board of Directors approved offering all employees holding outstanding options with an exercise price equal to or in excess of $10.00 per share, the opportunity to cancel all such options (the "Option Cancellation Program") in exchange for a new grant of options in an amount equal to the same number of options cancelled (the "New Options") with an exercise price of $4.1875 per share. The New Options will vest and become exercisable when the Company's Common Stock equals or exceeds $12 per share for a 90 consecutive trading day period and will expire on September 6, 2010, unless terminated earlier pursuant to the terms of the option agreements and the Plan. A total of 27 employees were eligible and elected to participate in the Option Cancellation Program and receive New Options to purchase an aggregate of 785,649 shares of Common Stock. Due to an insufficient number of options available under the Plan, the Option Cancellation Program and issuance of New Options was contingent upon shareholder approval of an increase in the number of shares available for grant. As discussed in the above paragraph, shareholder approval was received at the February 2001 annual meeting; therefore, the actual exchange of options occurred in fiscal year 2001. In connection with the Option Cancellation Program and issuance of New Options, the Company incurred a non-cash charge in 2001 of approximately $1.2 million.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

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

The fair value of each option granted after September 30, 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999: expected dividend yield of 0% for all years; expected volatility of 105.7%, 130.4% and 34%, respectively; weighted average risk-free interest rate of 4.97%, 6.62% and 4.73%, respectively; and expected lives of 5 years for all years.

A summary of the status of the Company's fixed stock options as of September 29, 2001, September 30, 2000 and October 2, 1999, and changes during the years are presented below:

                                                    2001                         2000                              1999
                                         ----------------------------  ----------------------------  -------------------------------
                                                        Weighted                      Weighted                       Weighted
                                          Number of      Average       Number of      Average         Number of       Average
                                           Shares     Exercise Price     Shares     Exercise Price      Shares     Exercise Price
                                           ------     --------------     ------     --------------      ------     --------------
Outstanding, beginning of year .........   461,099       $   9.89        456,599      $   9.96           503,249       $   9.48
Granted ................................     4,500           2.66          4,500          2.02            11,350           7.71
Exercised ..............................        -               -              -             -           (37,200)            59
Forfeited or canceled ..................  (304,449)         10.96              -             -           (20,800)         13.67
                                          --------       --------       --------      --------         ---------       --------

Outstanding, end of year ...............   161,150       $   7.65        461,099      $   9.89           456,599       $   9.96
                                          ========       ========       ========      ========         =========       ========

Options exercisable at year-end ........   156,650                       455,599                         432,449
                                          ========                      ========                       =========
Weighted average fair value of
    Options granted during the year
    Calculated using modified Black-
    Scholes model ......................  $   2.11                      $   1.77                       $    2.92

         The following table summarizes information about fixed stock options outstanding at September 29, 2001:

                                                                                                      Options Exercisable
                                                                                                      -------------------
                              Number             Weighted Avg.                                   Number
       Range of             Outstanding            Remaining             Weighted Avg.         Exercisable          Weighted Avg.
   Exercise Prices          at 9/29/01          Contractual Life        Exercise Price         at 9/29/01           Exercise Price
   ---------------          ----------          ----------------        --------------         ----------           --------------
  $    1.75 to 3.10            75,700                 4.4 Yrs               $ 1.82                71,200                $ 1.77
      4.50 to 14.00            57,950                 3.6                    11.10                57,950                 11.10
     14.25 to 18.31            27,500                 3.7                    16.40                27,500                 16.40
  -----------------         ---------              ------                   ------             ---------                ------
  $   1.75 to 18.31           161,150                 4.0                   $ 7.65               156,650                $ 7.79

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE K - Stockholders' Equity (Continued)

Target Stock Price Performance Stock Options

The exercise price of each target stock price performance stock option granted is equal to the market price of the Company's Common Stock on the date of grant and vests as the Company's Common Stock price achieves certain pre-established targets, ranging from $6 to $20, which were set on the date of grant. All options which have not vested within five years of the date of grant will expire. All options which have vested within such time expire ten years from the date of grant.

The fair value of each option granted was estimated on the date of grant using a modified Black-Scholes option-pricing model which, in addition to the required inputs, takes into consideration the target stock price (or barrier) which must be attained. The following assumptions were incorporated into the model for options granted in 2001 and 2000: weighted average risk-free interest rate of 6.14% and 6.86%, respectively; expected dividend yield of 0% for both years; expected lives ranging from 2.0 to 4.0 years and 2.0 to 3.0 years, respectively; and volatility of 119.9% and 108%, respectively. There were no target stock price performance stock options issued during 1999.

A summary of the status of the Company's target stock price performance stock options as of September 29, 2001, September 30, 2000 and October 2, 1999 and changes during the year is presented below:


                                                     2001                            2000                           1999
                                        -----------------------------    ----------------------------   ---------------------------
                                                         Weighted                         Weighted                      Weighted
                                        Number of        Average         Number of         Average      Number of        Average
                                          Shares       Exercise Price      Shares       Exercise Price    Shares     Exercise Price
                                          ------       --------------      ------       --------------    ------     --------------
Outstanding, beginning of year .......    589,600        $   9.80          499,600        $  11.21        507,100       $  11.27
Granted ..............................    785,649            4.19           90,000            2.00              -              -
Exercised ............................          -               -                -               -              -              -
Forfeited or canceled ................   (577,100)          10.20                -               -         (7,500)         15.52
                                        ---------        --------        ---------        --------      ---------       --------

Outstanding, end of year .............    798,149        $   3.99          589,600        $   9.80        499,600       $  11.21
                                        =========        ========        =========        ========      =========       ========

Options exercisable at year-end ......          -                          484,600                        484,600
                                        =========                        =========                      =========
Weighted average fair value of
    options granted during the year
    calculated using modified Black-
    Scholes model ....................  $    2.95                        $    1.19                      $       -


As of September 29, 2001, the 798,149 target stock price performance options outstanding under the Plan have a weighted average remaining contractual life of
8.87 years assuming all options vest.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE L - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                 2001         2000       1999
                                                                 ----         ----       ----
   Numerator:
       Net income (loss) ..................................    $(70,146)   $(38,288)   $(11,036)
                                                               ========    ========    ========
   Denominator:
       Denominator for basic earnings per share -
         Weighted average shares ..........................      11,985      11,942      11,881
       Effect of dilutive securities:
         Stock options ....................................        --          --          --
                                                               --------    --------    --------
       Diluted potential common shares denominator
         For diluted earnings per share - adjusted
         Weighted average shares and assumed exercises ....      11,985      11,942      11,881
                                                               ========    ========    ========

NOTE M - Concentration of Credit Risk

The Company manufactures and sells textile products to companies located worldwide which are predominantly in the apparel and home fabrics industries. The Company performs periodic credit evaluations of its customers' financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. At September 29, 2001, all trade accounts receivable are from customers in the apparel and home furnishings industry. Receivables generally are due within 60 days, and credit losses have consistently been within management's expectations. All credit losses are provided for in the financial statements.

The Company had sales to Levi Strauss and its related companies which comprised 21%, 24% and 22% of the Company's consolidated net sales for fiscal 2001, 2000 and 1999, respectively.

NOTE N - Segment Information

The Company's operations are classified into four business segments: Galey & Lord Apparel, Swift Denim, Klopman International and Home Fashion Fabrics. The Company is principally organized around differences in products; however, one segment exists primarily due to geographic location. The business segments are managed separately and distribute products through different marketing channels. Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel fabrics. Swift Denim manufactures and markets a wide variety of denim products for apparel and non-apparel uses. Klopman International manufactures principally workwear and careerwear fabrics as well as woven apparel fabrics primarily for consumption in Europe. Home Fashion Fabrics sells dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories as well as greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

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

Information about the Company's operations in its different industry segments for the past three years is as follows (in thousands) (see Note A):

                                             2001         2000         1999
                                             ----         ----         ----
      Net Sales to External Customers
          Galey & Lord Apparel ........   $ 402,024    $ 459,410    $ 457,851
          Swift Denim .................     299,124      348,540      324,661
          Klopman International .......     135,409      128,923      140,838
          Home Fashion Fabrics ........      13,436       20,887       29,766
                                          ---------    ---------    ---------
          Consolidated ................   $ 849,993    $ 957,760    $ 953,116
                                          =========    =========    =========

      Operating Income (Loss)/(1,2)/
          Galey & Lord Apparel ........   $ (12,814)   $  25,897    $  23,020
          Swift Denim .................      16,372      (33,600)       5,223
          Klopman International .......      10,955       11,198       11,600
          Home Fashion Fabrics ........     (41,761)      (2,198)        (243)
          Corporate ...................      (1,481)        (325)        (150)
                                          ---------    ---------    ---------
                                            (28,729)         972       39,450
      Interest expense ................      60,226       66,081       60,935
      Income from associated companies       (8,721)      (6,258)      (4,240)
                                          ---------    ---------    ---------
      Income (loss) before income taxes   $ (80,234)   $ (58,851)   $ (17,245)
                                          =========    =========    =========

      Depreciation and Amortization
          Galey & Lord Apparel ........   $  12,564    $  14,062    $  15,092
          Swift Denim .................      15,632       22,056       22,205
          Klopman International .......       5,428        5,598        6,199
          Home Fashion Fabrics ........       2,825        3,293        3,300
          Corporate ...................         665          598          578
                                          ---------    ---------    ---------
                                          $  37,114    $  45,607    $  47,374
                                          =========    =========    =========

      Other Non-cash Charges/(3)/
          Galey & Lord Apparel ........   $      48    $     218    $      11
          Swift Denim .................          92           36           25
          Klopman International .......          --          466           --
          Home Fashion Fabrics ........          31           --           --
          Corporate ...................       1,299           --           33
                                          ---------    ---------    ---------
                                          $   1,470    $     720    $      69
                                          =========    =========    =========

      Assets/(4,5,6)/
          Galey & Lord Apparel ........   $ 252,220    $ 308,188    $ 300,422
          Swift Denim .................     327,081      373,881      440,068
          Klopman International .......     113,156      105,992      131,018
          Home Fashion Fabrics ........      15,718       53,823       56,447
          Corporate ...................      56,540       54,220       50,761
                                          ---------    ---------    ---------
                                          $ 764,715    $ 896,104    $ 978,716
                                          =========    =========    =========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE N - Segment Information (Continued)


                                                                 2001                 2000                 1999
                                                                 ----                 ----                 ----
      Capital Expenditures
          Galey & Lord Apparel                             $     11,156         $      7,038         $     19,275
          Swift Denim                                            10,823                9,108                4,940
          Klopman International                                   2,228                2,594                2,848
          Home Fashion Fabrics                                       85                  261                  122
                                                           ------------         ------------         ------------
                                                           $     24,292         $     19,001         $     27,185
                                                           ============         ============         ============

      Net Sales to External Customers /7)/
          United States                                    $    625,469         $    738,741         $    732,257
          Europe                                                135,409              128,923              140,838
          Canada                                                 81,473               83,589               80,021
          Mexico                                                  1,292                6,507                    -
          Asia                                                    6,350                    -                    -
                                                           ------------         ------------         ------------
          Consolidated                                     $    849,993         $    957,760         $    953,116
                                                           ============         ============         ============

      Long-lived Assets
          United States                                    $    180,708         $    197,520         $    265,849
          Europe /8)/                                            52,400               53,790               69,119
          Canada                                                 27,739               31,411               31,559
          Other Foreign Countries                                 3,590               17,362               17,174
                                                           ------------         ------------         ------------
          Consolidated                                     $    264,437         $    300,083         $    383,701
                                                           ============         ============         ============

      /1)/Fiscal 2001 operating income (loss) includes costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives of $35.3 million, $6.8 million, $37.2 million and $0.4 million for Galey & Lord Apparel, Swift Denim, Home Fashion Fabrics and Corporate, respectively.

     /(2)/Fiscal 2000 operating income (loss) includes plant closing and impairment charges related to the Fiscal 2000 Strategic Initiatives of $11.4 million, $51.6 million and $0.7 million for Galey & Lord Apparel, Swift Denim and Klopman International, respectively.

     /(3)/Fiscal 2001 other non-cash charges exclude fixed asset and goodwill impairment charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $19.8 million, $1.0 million and $29.9 million for Galey & Lord Apparel, Swift Denim, and Home Fashion Fabrics, respectively. Fiscal 2000 other non-cash charges exclude fixed asset impairment charges related to the Fiscal 2000 Strategic Initiatives of $5.8 million and $43.5 million for Galey & Lord Apparel and Swift Denim, respectively.

     /(4)/Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

     /(5)/Fiscal 2001 assets include long-lived assets to be disposed of in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $8.6 million and $0.1 million for Galey & Lord Apparel and Swift Denim, respectively. Fiscal 2001 assets also include long-lived assets to be disposed of in connection with the Fiscal 2000 Strategic Initiatives of $5.9 million for Swift Denim.

     /(6)/Fiscal 2000 assets include long-lived assets to be disposed of in connection with the Fiscal 2000 Strategic Initiatives of $0.8 million and $12.5 million for Galey & Lord Apparel and Swift Denim, respectively.

     /(7)/Revenues are attributed to countries based on geographic origin.

     /(8)/Principally all of the European long-lived assets are located in Italy.

The Company has a single customer which exceeds 10% of consolidated net sales. Galey & Lord Apparel net sales to this customer were $142.2 million, $195.5 million and $145.8 million for fiscal 2001, 2000 and 1999, respectively. Swift Denim net sales to this customer were $35.9 million, $33.8 million and $59.2 million for fiscal 2001, 2000 and 1999, respectively. Klopman International's net sales to this customer were $1.3 million, $1.5 million and $5.3 million for fiscal 2001, 2000 and 1999, respectively.

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE O - Investments in and Advances to Associated Companies

In the consolidated balance sheets, investments in and advances to associated companies represent several 50% joint venture interests. The Swift Denim-Hidalgo joint venture, which manufactures denim in Mexico, was formed on August 18, 2001 with Grupo Dioral. In exchange for a $14 million contribution comprised of cash, inventory and equipment, the Company received a 50% interest in the ownership of this joint venture. The Company contributed $7.8 million in cash and inventory in fiscal 2000 and $5.0 million in inventory and equipment in fiscal 2001. The equipment is from the Company's Erwin facility which closed in December 2000 and is being transferred as the joint venture prepares its facility. The remaining equipment will be transferred in fiscal 2002. The joint venture is accounted for under the equity method and the results of operations are reported on a one-month lag.

A secured loan to Swift Europe of $3.5 million at September 29, 2001 and $3.7 million at September 30, 2000 is included in investments in and advances to associated companies. This loan bears interest at 5% and is payable in installments through 2009. Also included in investments in and advances to associated companies are advances to Swift Denim-Hidalgo of $2.9 million at September 29, 2001 and $1.2 million at September 30, 2000. These loans are unsecured, bear interest at the prime rate plus 1% and the principal balances are payable in balloon payments with due dates ranging from August 2002 to September 2003.

At September 29, 2001 and September 30, 2000, the excess of the Company's investment over its equity in the underlying net assets of its joint venture interests is approximately $10.4 million and $11.0 million, respectively, (net of accumulated amortization of $2.3 million and $1.7 million, respectively) and is being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies.

The following table presents condensed balance sheet and income statement information for the Company's associated companies as of September 29, 2001 and September 30, 2000 and for the years ended September 29, 2001 and September 30, 2000. The financial information has been derived from statutory financial statements and has been adjusted to conform to U.S. generally accepted accounting principles.


                                                     2001              2000
                                                     ----              ----
                                                          (In thousands)
        Selected Balance Sheet Data:
            Current assets                       $   41,493         $  44,589
            Noncurrent assets                        53,563            48,615
            Current liabilities                      46,685            37,749
            Noncurrent liabilities                   11,394            21,462
            Stockholders' equity                     36,977            33,993
        Selected Income Statement Data:
            Net sales                            $   99,406         $  74,955
            Gross profit                             28,311            21,624
            Operating income                         20,395            15,147
            Net income                           $   18,746         $  13,708

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE P - Quarterly Results of Operations (Unaudited)

   The Company's unaudited quarterly consolidated results of operations are presented below (in thousands, except per share data):

                                                                                        Fiscal 2001 Quarters
                                                                   ------------------------------------------------------------
                                                                   December/(1)/    March/(2)/         June/(3)/     September/(4)/
                                                                   ----------       -------           -------        -----------
Net sales.....................................................     $  221,685       $  231,707       $  220,161      $  176,440
Cost of sales.................................................        199,901          208,460          198,572         172,666
                                                                   ----------       ----------       ----------      ----------
Gross profit..................................................         21,784           23,247           21,589           3,774
Income tax expense (benefit)..................................           (189)            (140)            (105)         (9,654)
Net income (loss).............................................     $       70       $      194       $      847      $  (71,257)
                                                                   ==========       ==========       ==========      ==========

Per share data - basic:

Average common shares outstanding.............................         11,961           11,984           11,997          11,997
Net income (loss) - basic.....................................     $      .01       $      .02       $      .07      $    (5.94)
                                                                   ==========       ==========       ==========      ==========

Per share data - diluted:

Average common shares outstanding.............................         11,984           12,015           12,007          11,997
Net income (loss) - diluted...................................     $      .01       $      .02       $      .07      $    (5.94)
                                                                   ==========       ==========       ==========      ==========


                                                                                        Fiscal 2000 Quarters
                                                                    ------------------------------------------------------------
                                                                    December           March            June         September/(5)/
                                                                    --------           -----            ----         ------------

Net sales.....................................................     $  201,144       $  251,000       $  262,243      $  243,373
Cost of sales.................................................        178,435          226,552          231,731         218,327
                                                                   ----------       ----------       ----------      ----------
Gross profit..................................................         22,709           24,448           30,512          25,046
Income tax expense (benefit)..................................           (938)             164            1,553         (21,342)
Net income (loss).............................................     $     (891)      $      202       $    2,506      $  (40,105)
                                                                   ==========       ==========       ==========      ==========

Per share data - basic:

Average common shares outstanding.............................         11,903           11,942           11,961          11,961
Net income (loss) - basic.....................................     $     (.07)      $      .02       $      .21      $    (3.35)
                                                                   ==========       ==========       ==========      ==========

Per share data - diluted:

Average common shares outstanding.............................         11,903           11,952           11,979          11,961
Net income (loss) - diluted...................................     $     (.07)      $      .02       $      .21      $    (3.35)
                                                                   ==========       ==========       ==========      ==========



All quarters presented are 13-week periods.

/(1)/ December quarter of fiscal 2001 includes $1.9 million (pre-tax) of costs related to the Company's Fiscal 2000 Strategic Initiatives.
/(2)/ March quarter of fiscal 2001 includes $2.4 million (pre-tax) of costs related to the Company's Fiscal 2000 Strategic Initiatives.
/(3)/ June quarter of fiscal 2001 includes $1.3 million (pre-tax) of costs related to the Company's Fiscal 2000 Strategic Initiatives.
/(4)/ September quarter of fiscal 2001 includes $74.1 million (pre-tax) of costs related to the Company's Fiscal 2001 Cost Reduction and
      Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives. /(5)/ September quarter of fiscal 2000 includes $63.7 million (pre-tax) of costs related to the Company's Fiscal 2000 Strategic Initiatives.

_______________________

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

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

                                                                                September 29, 2001
                                                 -----------------------------------------------------------------------------------
                                                                                  (in thousands)
                                                                Guarantor       Non-Guarantor
Financial Position                               Parent        Subsidiaries      Subsidiaries     Eliminations       Consolidated
------------------                               ------        ------------      ------------     ------------       ------------
Current assets:
    Trade accounts receivable                    $       -     $   102,557       $    42,809      $          -       $   145,366
    Inventories                                          -         129,969            36,851                 -           166,820
    Other current assets                                19          11,280            12,112            (2,136)           21,275
                                                 ---------     -----------       -----------     -------------       -----------
       Total current assets                             19         243,806            91,772            (2,136)          333,461

Property, plant and equipment, net                       -         182,339            82,099                 -           264,438

Intangibles, net                                         -         114,374                 -                 -           114,374
Investments in subsidiaries and other assets        47,615          (2,865)           36,674           (28,982)           52,442
                                                 ---------     -----------       -----------      ------------       -----------
                                                 $  47,634     $   537,654       $   210,545      $    (31,118)      $   764,715
                                                 =========     ===========       ===========      ============       ===========

Current liabilities:
    Trade accounts payable                       $       -     $    36,784       $    16,719      $          -       $    53,503
    Accrued liabilities                             15,755          26,647            15,902               (16)           58,288
    Other current liabilities                       11,223          (3,221)            4,404            (2,136)           10,270
                                                 ---------     -----------       -----------      ------------       -----------
       Total current liabilities                    26,978          60,210            37,025            (2,152)          122,061

Net intercompany balance                          (577,749)        588,705           (10,956)                -                 -

Long-term debt                                     613,658           5,803            15,360                 -           634,821
Other non-current liabilities                       (2,269)         11,064            12,022                 -            20,817

Stockholders' equity (deficit)                     (12,984)       (128,128)          157,094           (28,966)          (12,984)
                                                 ---------     -----------       -----------      ------------       -----------
                                                 $  47,634     $   537,654       $   210,545      $    (31,118)      $   764,715
                                                 =========     ===========       ===========      ============       ===========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE Q - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                                September 30, 2000
                                                  ----------------------------------------------------------------------------------
                                                                                  (in thousands)
                                                                 Guarantor       Non-Guarantor
Financial Position                                Parent        Subsidiaries      Subsidiaries     Eliminations       Consolidated
------------------                                ------        ------------      ------------     ------------       ------------
Current assets:
    Trade accounts receivable                     $       -     $   157,707       $    39,715      $          -       $   197,422
    Inventories                                           -         133,375            33,809              (662)          166,522
    Other current assets                              3,658          15,803            16,056                 -            35,517
                                                  ---------     -----------       -----------     -------------       -----------
       Total current assets                           3,658         306,885            89,580              (662)          399,461

Property, plant and equipment, net                        -         212,485            87,598                 -           300,083

Intangibles, net                                          -         149,376                 -                 -           149,376
Investments in subsidiaries and other assets        204,891           6,298            31,064          (195,069)           47,184
                                                  ---------     -----------       -----------      ------------       -----------
                                                  $ 208,549     $   675,044       $   208,242      $   (195,731)      $   896,104
                                                  =========     ===========       ===========      ============       ===========

Current liabilities:
    Trade accounts payable                        $      46     $    38,243       $    21,618      $          -       $    59,907
    Accrued liabilities                              23,085          29,841            16,698               (13)           69,611
    Other current liabilities                         5,850          (2,696)            1,425                 -             4,579
                                                  ---------     -----------       -----------      ------------       -----------
       Total current liabilities                     28,981          65,388            39,741               (13)          134,097

Net intercompany balance                           (516,566)        594,709           (78,143)                -                 -

Long-term debt                                      640,537           6,523             1,445                 -           648,505
Other non-current liabilities                             8          48,445             9,652              (192)           57,913

Stockholders' equity (deficit)                       55,589         (40,021)          235,547          (195,526)           55,589
                                                  ---------     -----------       -----------      ------------       -----------
                                                  $ 208,549     $   675,044       $   208,242      $   (195,731)      $   896,104
                                                  =========     ===========       ===========      ============       ===========

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE Q - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                         For the year ended September 29, 2001
                                                   ---------------------------------------------------------------------------------
                                                                                    (in thousands)
                                                                   Guarantor        Non-Guarantor
Results of Operations                               Parent        Subsidiaries      Subsidiaries       Eliminations     Consolidated
---------------------                               ------        ------------      ------------       ------------     ------------
Sales                                              $         -    $   635,146       $   254,506        $   (39,659)     $   849,993

Gross profit                                                 -         38,405            31,989                  -           70,394

Operating income (loss)                                 (1,300)       (42,478)           15,049                  -          (28,729)

Interest expense, income taxes and other, net              354         38,597             2,274                192           41,417

Net income (loss)                                  $    (1,654)   $   (81,075)      $    12,775        $      (192)     $   (70,146)

                                                                         For the year ended September 30, 2000
                                                   ---------------------------------------------------------------------------------
                                                                                    (in thousands)
                                                                   Guarantor        Non-Guarantor
Results of Operations                               Parent        Subsidiaries      Subsidiaries       Eliminations     Consolidated
---------------------                               ------        ------------      ------------       ------------     ------------
Sales                                              $         -    $   754,007       $   251,704        $   (47,951)     $   957,760

Gross profit                                                 -         73,050            29,634                 31          102,715

Operating income (loss)                                    (99)       (17,696)           18,736                 31              972

Interest expense, income taxes and other, net             (175)        37,700             3,634             (1,899)          39,260

Net income (loss)                                  $        76    $   (55,396)      $    15,102        $     1,930      $   (38,288)

                               GALEY & LORD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2001, September 30, 2000 and October 2, 1999

NOTE Q - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                        For the year ended September 29, 2001
                                                   ---------------------------------------------------------------------------------
                                                                                   (in thousands)
                                                                     Guarantor      Non-Guarantor
Cash Flows                                           Parent        Subsidiaries      Subsidiaries     Eliminations   Consolidated
----------                                           ------        ------------      ------------     ------------   ------------
Cash provided by (used in) operating activities    $    2,790       $   21,406       $    2,835       $        (10)  $     27,021

Cash provided by (used in) investing activities        86,663          (18,841)         (94,997)            13,777        (13,398)

Cash provided by (used in) financing activities       (89,458)          (2,136)          91,123            (13,767)       (14,238)

Effect of exchange rate change on cash and cash
    equivalents                                             -                -              131                  -            131
                                                   ----------       ----------       ----------       ------------   ------------

Net change in cash and cash equivalents                    (5)             429             (908)                 -           (484)

Cash and cash equivalents at beginning of period           10            4,194            5,437                  -          9,641
                                                   ----------       ----------       ----------       ------------   ------------

Cash and cash equivalents at end of period         $        5       $    4,623       $    4,529       $          -   $      9,157
                                                   ==========       ==========       ==========       ============   ============

                                                                        For the year ended September 30, 2000
                                                   ---------------------------------------------------------------------------------
                                                                                   (in thousands)
                                                                    Guarantor       Non-Guarantor
Cash Flows                                           Parent        Subsidiaries      Subsidiaries     Eliminations   Consolidated
----------                                           ------        ------------      ------------     ------------   ------------
Cash provided by (used in) operating activities    $    8,775       $   (9,142)      $   28,404       $       (737)  $     27,300

Cash provided by (used in) investing activities        11,153          (10,411)         (23,778)               753        (22,283)

Cash provided by (used in) financing activities       (19,918)          17,621           (6,574)               (16)        (8,887)

Effect of exchange rate change on cash and cash
    equivalents                                             -                -             (789)                 -           (789)
                                                   ----------       ----------       ----------       ------------   ------------

Net change in cash and cash equivalents                    10           (1,932)          (2,737)                 -         (4,659)

Cash and cash equivalents at beginning of period            -            6,126            8,174                  -         14,300
                                                   ----------       ----------       ----------       ------------   ------------

Cash and cash equivalents at end of period         $       10       $    4,194       $    5,437       $          -   $      9,641
                                                   ==========       ==========       ==========       ============   ============

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

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

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------

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
          --------------------

          The following financial statements of Galey & Lord, Inc. are included under Item 8. of this Report:

              Report of Independent Auditors.

              Consolidated Balance Sheets as of September 29, 2001 and September 30, 2000.

              Consolidated Statements of Operations for the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999.

              Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999.

              Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1 999.

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
          -------------------------------------------------

          The Registrant filed a Form 8-K on July 26, 2001 to report, among other things, a series of strategic initiatives due to the continuing difficult business environment.

                                  EXHIBIT INDEX

     Exhibit                                                                                                     Sequential
     Number                                     Description                                                       Page No.
     ------                                     -----------                                                       --------
     3.1   -      Form of Restated Certificate of Incorporation of the Company./(1)/

     3.2   -      Form of Amended and Restated Bylaws of the Company./(1)/

     4.1   -      Form of Common Stock Certificate./(1)/

    10.1   -      Form of Registration Rights Agreement, by and among the Company, Arthur C. Wiener,
                  Burlington and Citicorp Venture Capital, Ltd. ("CVC")./(1)/

    10.2   -      Amended and Restated 1989 Stock Option Plan of the Company. /(1)/*

    10.3   -      Agreement, dated February 11, 1991, between Burlington and Industries./(1)/

    10.4   -      Service Agreement, dated as of March 2, 1991, between Burlington and Industries./(1)/

    10.5   -      Form of Voting Agreement, by and among the Company, Arthur C. Wiener and CVC./(1)/

    10.6   -      The Retirement Plan of Galey & Lord, Inc./(1)/*

    10.7   -      The Retirement Plan of Galey & Lord Industries, Inc. as Amended and Restated Effective
                  April 1, 1992./(2)/*

    10.8   -      The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. as Amended and
                  Restated April 1, 1992./(2)/*

    10.9   -      Form of Purchase Agreement dated as of March 29, 1994 between Burlington and Industries./(3)/

    10.10  -      Assumption Agreement dated as of April 29, 1994 between Burlington and Industries./(3)/

    10.11  -      Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated August 25,
                  1994./(4)/*

    10.12  -      Second Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc.
                  dated April 27, 1994./(5)/*

    10.13  -      Loan Agreement dated as of May 1, 1994 between South Carolina Jobs - Economic Development
                  Authority and Industries./(5)/

    10.14  -      Reimbursement and Security Agreement dated as of May 1, 1994 between Industries and
                  Wachovia./(5)/

    10.15  -      Guaranty Agreement dated as of May 1, 1994 from the Company to Wachovia./(5)/

    10.16  -      The Supplemental Executive Retirement Plan of Galey & Lord Industries, Inc./(5)/*

                                  EXHIBIT INDEX

    Exhibit                                                                          Sequential
    Number                                         Description                       Page No.
    ------                                         -----------                       -------

    10.17  -      The Deferred Compensation Plan of Galey & Lord Industries,
                  Inc./(5)/*

    10.18  -      First Amendment to The Retirement Plan of Galey & Lord
                  Industries, Inc. dated April 27, 1994./(6)/*

    10.19  -      Second Amendment to The Retirement Plan of Galey & Lord
                  Industries, Inc. dated April 25, 1995./(7)/*

    10.20  -      Fourth Amendment to The Savings and Profit Sharing Plan of
                  Galey & Lord Industries, Inc. dated April 25, 1995./(7)/*

    10.21  -      Letter of Intent dated September 22, 1995 between the Company and Triarc Companies, Inc./(8)/

    10.22  -      Fifth Amendment to The Savings and Profit Sharing Plan of
                  Galey & Lord Industries, Inc. dated August 29, 1995./(10)/*

    10.23  -      Asset Purchase Agreement, dated as of May 20, 1996, among the
                  Company, Industries, Farah Incorporated, Farah U.S.A., Inc.
                  and Dimmit (excluding Schedules and Exhibits)./(11)/

    10.24  -      Amended and Restated Credit Agreement dated as of June 4, 1996 between Industries, the Company and certain subsidiaries and
                  First Union National Bank of North Carolina, as agent and
                  lender, and the other lender's party thereto./(12)/

    10.25  -      Third Amendment to The Retirement Plan of Galey & Lord
                  Industries, Inc. dated June 7, 1996./(13)/*

    10.26  -      Sixth Amendment to The Savings and Profit Sharing Plan of
                  Galey & Lord Industries, Inc. dated June 7, 1996./(13)/*

    10.27  -      Seventh Amendment to The Savings and Profit Sharing Plan of
                  Galey & Lord Industries, Inc. dated September 30, 1996./(13)/*

    10.28  -      Amended and Restated Reimbursement and Security Agreement,
                  dated as of June 4, 1996, among Galey & Lord Industries, Inc.,
                  Galey & Lord, Inc. and Wachovia Bank of North Carolina,
                  N.A./(14)/

    10.29  -      Amendment to Amended and Restated 1989 Stock Option Plan of
                  the Company dated February 7, 1995./(15)/*

    10.30  -      Amendment to Amended and Restated 1989 Stock Option Plan of
                  the Company dated February 11, 1997./(15)/*

    10.31  -      1996 Restricted Stock Plan of the Company./(16)/*

                                  EXHIBIT INDEX

    Exhibit                                                                           Sequential
    Number                                   Description                              Page No.
    ------                                   -----------                              -------
    10.32  -      First Amendment to the Amended and Restated Credit Agreement
                  dated May 13, 1997 between Galey & Lord Industries, Inc., the
                  Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender./(16)/

    10.33  -      Agreement, dated October 27, 1997, between Polymer Group, Inc.
                  ("Polymer"), DT Acquisition, Inc. ("DTA") and the Company.
                  /(17)/

    10.34  -      Amendment to the Agreement between Polymer, DTA and the
                  Company, dated November 16, 1997./(17)/

    10.35  -      Operating Agreement, dated December 19, 1997, between Polymer,
                  DTA and the Company./(17)/

    10.36  -      Senior Subordinated Credit Agreement dated as of December 19,
                  1997 among Industries, the Company and First Union
                  Corporation, as agent and lender./(17)/

    10.37  -      Master Separation Agreement, dated January 29, 1998, among the
                  Company, Polymer, DTA, Dominion Textile, Inc. ("Dominion") and
                  certain other parties thereto./(18)/

    10.38  -      Credit Agreement dated as of January 29, 1998 among the
                  Company, Industries, G&L Service Company, Swift Textiles Inc.
                  ("Textiles"), Swift Denim Services Inc. ("Denim") and First
                  Union National Bank, as agent and lender, and the other
                  lenders' party thereto./(18)/

    10.39  -      Security Agreement dated as of January 29, 1998, among the
                  Company, Industries, G&L Service Company, Textiles, Denim and
                  First Union National Bank, as collateral agent./(18)/

    10.40  -      Pledge Agreement dated as of January 29, 1998, among the
                  Company, Industries, G&L Service Company, Textiles, Denim and
                  First Union National Bank, as collateral agent./(18)/

    10.41  -      Foreign Subsidiary Pledge Agreement dated as of January 29,
                  1998, among the Company, certain of its subsidiaries party thereto and First Union National Bank, as collateral agent.
                  /(18)/

    10.42  -      First Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among Industries, the Company and First
                  Union Corporation, as agent and lender./(18)/

    10.43  -      Second Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among the Company, Industries, G&L
                  Service Company, Textiles, Denim and First Union Corporation,
                  as agent and lender./(18)/

                                  EXHIBIT INDEX

    Exhibit                                                                          Sequential
    Number                              Description                                  Page No.
    -------                             -----------                                  -------

    10.44  -      Waiver, Release and First Amendment to the Credit Agreement
                  dated March 19, 1998 among the Company, Industries, G&L
                  Srvice Company, Textiles, Denim  and First Union National
                  Bank, as agent and lender./(19)/

    10.45  -      Second Amendment to the Credit Agreement dated March 27, 1998, among the Company, Industries, G&L Service Company, Textiles,
                  Denim and First Union National Bank, as agent and lender, and the other lenders' party thereto./(19)/

    10.46  -      Indenture, dated as of February 24, 1998 among the Company,
                  Industries, G&L Service Company, Textiles, Denim and Suntrust
                  Bank, Atlanta./(20)/

    10.47  -      Note Purchase Agreement, dated February 19, 1998 among the
                  Company, Industries, G&L Service Company, Textiles, Denim and
                  First Union Capital Markets, a division of Wheat First
                  Securities, Inc./(20)/

    10.48  -      Form of Initial Global Note./(20)/

    10.49  -      Form of Initial Certificated Note./(20)/

    10.50  -      Registration Rights Agreement, dated February 24, 1998, by and among the Company, Industries, G&L Service Company, Textiles,
                  Denim and First Union Capital Markets, a division of Wheat
                  First Securities, Inc./(21)/

    10.51  -      Third Amendment, Consent and Release, to the Credit Agreement
                  dated September 15, 1998, among the Company, Industries, G&L
                  Service Company, Textiles, Denim and First Union National
                  Bank, as agent and lender, and the other lenders' party
                  thereto.(24)/

    10.52  -      Fourth Amendment to the Credit Agreement dated December 23,
                  1998, among the Company, Industries, G&L Service Company,
                  Textiles, Denim and First Union National Bank, as agent and lender, and the other lenders' party thereto./(24)/

    10.53  -      Agreement dated April 29, 1996, between Dominion and John J.
                  Heldrich./(24)/*

    10.54  -      Galey & Lord, Inc. 1999 Stock Option Plan./(22)/*

    10.55  -      Fifth Amendment to the Credit Agreement dated July 3, 1999 among the Company, Industries, G&L Service Company, Textiles,
                  Denim, Galey & Lord Properties, Inc. ("G&L Properties"), Swift
                  Denim Properties, Inc. ("Swift Properties") and First Union
                  National Bank, as agent and lender, and the other lenders'
                  thereto./(23)/

    10.56  -      Amended and Restated Retirement Plan for Employees of Galey &
                  Lord, Inc./(25)/*

    10.57  -      Amended and Restated Galey & Lord Retirement Savings Plan
                  (401(k))/(25)/*

                                  EXHIBIT INDEX

                                                                                      Sequential
    Number                             Description                                    Page No.
    ------                             -----------                                    -------
    10.58  -      Form of Supplemental Indenture./(26)/

    10.59  -      Sixth Amendment to the Credit Agreement dated September 7,
                  2000 among the Company, Industries, G&L Service Company,
                  Textiles, Denim, G&L Properties, Swift Properties and First
                  Union National Bank, as agent and lender, and the other
                  lenders' thereto./(27)/

    10.60  -      Employment Agreement between the Company and Arthur C. Wiener.
                  /(27)/*

    10.61  -      Employment Agreement between the Company and John J. Heldrich,
                  Jr./(27)/*

    10.62  -      Employment Agreement between the Company and Robert McCormack.
                  /(27)/*

    10.63  -      Employment Agreement between the Company and Charles A.
                  Blalock./(27)/*

    10.64  -      1996 Restricted Stock Plan (as amended)./(28)/*

    10.65  -      Amendment to 1999 Stock Option Plan of Galey & Lord, Inc.
                  /28)/*

    10.66  -      Loan Agreement by and between Congress Financial Corporation
                  (Canada), as Lender, and Drummondville Services Inc./Les
                  Services Drummondville Inc., as borrower, dated as of February
                  13, 2001./(28)/

    10.67  -      Amended and Restated Supplemental Executive Retirement Plan of
                  Galey & Lord, Inc./(28)/*

    10.68  -      Seventh Amendment and Consent to the Credit Agreement dated
                  March 30, 2001 among the Company, Industries, G&L Service
                  Company, Textiles, Denim, G&L Properties, Swift Properties and
                  First Union National Bank, as agent and lender, and the other lenders' party thereto.

    10.69  -      Eighth Amendment and Consent to the Credit Agreement dated
                  August 9, 2001 among the Company, Industries, G&L Service
                  Company, Textiles, Denim, G&L Properties, Swift Properties and
                  First Union National Bank, as agent and lender, and the other lenders' party thereto.

    10.70  -      Employment Agreement between the Company and Leonard F.
                  Ferro.*

    10.71  -      First Amendment to the Retirement Plan for Employees of Galey
                  & Lord, Inc., as amended and restated.*

    10.72  -      First Amendment to the Supplemental Executive Retirement Plan
                  of Galey & Lord, Inc., as amended and restated.*

    21     -      Subsidiaries of the Company./(24)/

    23.1   -      Consent of Ernst & Young LLP.

       /1)/       Filed as an Exhibit to the Company's Registration Statement on
                  Form S-1 (File No. 33-45895) which was declared effective by the Securities and Exchange Commission on April 30, 1992 and incorporated herein by reference.

                                  EXHIBIT INDEX

     Exhibit                                                         Sequential
     Number                      Description                          Page No.
     ------                      -----------                          --------
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

                                  EXHIBIT INDEX

     Exhibit                                                        Sequential
      Number                       Description                       Page No.
      ------                       -----------                       --------
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

       /(27)/ Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference.

       /(28)/ Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

         * Management contract or compensatory plan or arrangement identified pursuant to item 14(a)3 of this report.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               GALEY & LORD, INC.

                                 (in thousands)

---------------------------------------------------------------------------------------------------------------------------------
                       COL. A                                COL. B          COL. C         COL. D        COL. E        COL. F
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    Additions
                                                                           --------------------------
                                                           Balance at      Charged to     Charged to                  Balance at
                                                           Beginning       Costs and        Other       Deductions-     End of
                   Classification                          of Period       Expenses       Accounts     Describe/(1)/    Period
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 29, 2001

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances ...............    $6,911         $ (616)         $   69        $  101        $6,263
                                                             ------         ------          ------        ------        ------

           Totals .......................................    $6,911         $ (616)         $   69        $  101        $6,263
                                                             ======         ======          ======        ======        ======

YEAR ENDED SEPTEMBER 30, 2000

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances ...............    $6,531         $1,292          $ (524)       $  388        $6,911
                                                             ------         ------          ------        ------        ------

           Totals .......................................    $6,531         $1,292          $ (524)       $  388        $6,911
                                                             ======         ======          ======        ======        ======

YEAR ENDED OCTOBER 2, 1999

Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts,
        discounts, returns and allowances ...............    $8,215         $ (320)         $ (308)       $1,056        $6,531
                                                             ------         ------          ------        ------        ------

           Totals .......................................    $8,215         $ (320)         $ (308)       $1,056        $6,531
                                                             ======         ======          ======        ======        ======

___________________
/(1)/Uncollectible accounts written off.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      GALEY & LORD, INC.

  December 10, 2001                                   /s/ Arthur C. Wiener
  _________________                                   ______________________
        Date                                          Arthur C. Wiener
                                                      Chairman of the Board
                                                         and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Arthur C. Wiener        December 10, 2001   /s/ Leonard F. Ferro        December 10, 2001
____________________________________________    _____________________________________________
Arthur C. Wiener                  Date          Leonard F. Ferro                  Date
Chairman of the Board                           Vice President and Chief Accounting
and President (Principal Executive Officer)     Officer (Principal Financial and Accounting
   Officer)

/s/ Paul G. Gillease         December 10, 2001  /s/ William M.R. Mapel      December 10, 2001
____________________________________________    _____________________________________________
Paul G. Gillease                  Date          William M.R. Mapel                Date
Director                                        Director

/s/ Howard S. Jacobs       December 10, 2001    /s/ Stephen C. Sherrill     December 10, 2001
____________________________________________    _____________________________________________
Howard S. Jacobs                  Date          Stephen C. Sherrill               Date
Director                                        Director

                                                /s/ Jose de Jesus Valdez    December 10, 2001
                                                _____________________________________________
                                                Jose de Jesus Valdez              Date
                                                Director