Form 10-K/A
period 2001-09-29
GALEY & LORD INC
filed 2002-01-28
CIK 884124

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A


                          AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 29, 2001
                          ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
        ----------             ---------    ---------

                         Commission file number 0-20080
                                                -------

                               GALEY & LORD, INC.
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                  56-1593207
              --------                                  ----------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                 980 Avenue of the Americas, New York, NY 10008
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 465-3000
                                 --------------
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 7, 2001, was approximately $2,369,000.

         The number of shares outstanding of registrant's common stock, as of December 7, 2001, was 11,996,965 shares.

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended September 29, 2001 as set forth below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The following table sets forth the names of directors of the Company, their ages, and their current positions with Galey & Lord, Inc. (the "Company"):

                Name                 Age                   Title
        --------------------         ---          ----------------------
        Arthur C. Wiener              64          Chairman of the Board,
                                                   President and Chief
                                                    Executive Officer
        Paul G. Gillease              69                 Director
        Howard S. Jacobs              58                 Director
        William M.R. Mapel            70                 Director
        Stephen C. Sherrill           48                 Director
        Jose de Jesus Valdez          48                 Director

     Each director is elected to serve on the Board of Directors of the Company until the next annual meeting of stockholders and until their successors shall be duly elected and qualified. The term of the current directors expires at the next annual meeting of stockholders.

     Mr. Wiener has been Chairman of the Board of the Company since February 1992 and President and Chief Executive Officer of the Company since February 1988. Mr. Wiener was Group Vice President of Burlington Industries, Inc. ("Burlington"), a manufacturer of textile products, and President of Burlington's Blended Division, the Company's predecessor, from October 1984 to February 1988. From 1975 to October 1984, Mr. Wiener was President of the Apparel Fabrics Marketing Division of Dan River Inc., a textile manufacturer. Mr. Wiener was employed by the Menswear Division of Burlington in various capacities from 1966 to October 1975, including as President from 1973 to October 1975.

     Mr. Gillease has been a director of the Company since November 1993. Mr. Gillease was employed by E.I. Du Pont de Nemours & Company Incorporated in various executive capacities from 1961 to his retirement in October 1993, including most recently as Vice President and General Manager responsible for textile fiber operations from October 1990 to October 1993. Mr. Gillease is a director of Pillowtex, Inc., a home furnishings manufacturer; and Guilford Mills, Inc., a manufacturer of knitted textiles.

     Mr. Jacobs has been a director of the Company since February 1989. Mr. Jacobs has been a member of the law firm of Rosenman & Colin LLP, New York, New York, counsel to the Company, since March 1994. For more than five years prior to March 1994, Mr. Jacobs was a member of two other law firms located in New York City, each of which was former counsel to the Company.

     Mr. Mapel has been a director of the Company since February 1989. Mr. Mapel was employed by Citibank, N.A. in various executive capacities from 1969 to his retirement in October 1988, including most recently as a Senior Vice President and Chairman of the Policy Committee of the North American Finance Group from 1986 to September 1988. Mr. Mapel is a director of Brundage, Story & Rose Investment Trust, a registered investment company; and Churchill Capital Partners, a registered investment company.

     Mr. Sherrill has been a director of the Company since May 1993. Mr. Sherrill was formerly a director of the Company from February 1988 to February 1992. Mr. Sherrill has been a principal of Bruckman, Rosser, Sherrill & Co., Inc., a private equity investment firm, since February 1995. For more than five years prior to February 1995, Mr. Sherrill was a Managing Director or Vice President of Citicorp Venture Capital, Ltd. ("CVC"). Mr. Sherrill is a director of Jitney Jungle Stores of America Inc., a regional chain of grocery stores; Doane Pet Care Enterprises, a manufacturer and distributor of pet food products; B&G Foods Inc., a manufacturer, marketer and distributor of food products; Mediq, Inc., a hospital equipment rental company; and Alliance Laundry Systems LLC, a manufacturer of commercial laundry equipment.

     Mr. Valdez has been a director of the Company since 2001. Mr. Valdez has been employed by Alpek, S.A. de C.V. ("Alpek"), a leading petrochemical company in Mexico which also produces fibers and primary materials for fibers, since 1987 and is currently serving as President of Alpek. Alpek is a wholly-owned subsidiary of Alfa S.A. de C.V., a supplier of raw materials in nylon and polyester, synthetic fibers, plastics and chemicals. From 1991 to 1993, Mr. Valdez served as President of the Asociacion Nacional de la Industria Quimica
(ANIQ) (the Mexican equivalent to the Chemical Manufacturers Association in the United States). Mr. Valdez was also an active participant during the NAFTA negotiations, representing the interests of the chemical and textile industries in Mexico. Mr. Valdez received an MBA from Instituto Tecnologico y de Estudios Superiores de Monterrey in 1978 and a Master of Science degree in Industrial Engineering from Stanford University in 1977.

     In May 1992, the Company, CVC and Mr. Wiener entered into an agreement, under which, if requested by CVC, the Company will use its best efforts to cause one designee of CVC to be nominated as a director of the Company. Mr. Wiener has agreed to vote all shares owned by him in favor of CVC's designee. Such agreement will terminate on the earlier of its tenth anniversary or the date on which CVC beneficially owns fewer than 20% of the outstanding shares of the Company's common stock, $.01 par value (the "Common Stock"), and nonvoting common stock of the Company. Pursuant to the agreement, CVC also has the right to appoint an observer who will be permitted to attend all meetings of the Board of Directors and its committees. Mr. Michael T. Bradley served as a director of the Company and was CVC's designee until his resignation as a director on December 6, 2001. To date CVC has not designated a successor to Mr. Bradley to serve as a director of the Company.

Executive Officers

     Set forth below is certain information regarding the executive officers and certain other officers of the Company:


            Name           Age                  Current Position
     -----------------     ---   -----------------------------------------------
     Arthur C. Wiener       64   Chairman of the Board, President and Chief
                                 Executive Officer

     John J. Heldrich       49   Executive Vice President, and Chief Executive
                                 Officer and President-- Swift Denim Group

     Robert McCormack       52   Executive Vice President and President-- Woven
                                 Division, Apparel Marketing Group

     Charles A. Blalock     54   Executive Vice President of Manufacturing

     Leonard F. Ferro       42   Vice President, Chief Accounting Officer,
                                 Treasurer and Secretary

     Giuseppe Rodino        62   President--Klopman International Group

     Officers serve at the discretion of the Board of Directors and Messrs. Wiener, McCormack, Blalock, Heldrich and Ferro are employed pursuant to employment agreements described herein. See "Executive Compensation - Employment Agreements."

     Information regarding Mr. Wiener is included herein in the section above entitled "Directors and Executive Officers of the Registrant - Directors."

     Mr. Heldrich has been Executive Vice President of the Company since February 1998 and Chief Executive Officer and President of the Company's Swift Denim Group since the Company's acquisition of the divisions and subsidiaries comprising the Swift Denim Group on January 29, 1998. Prior to the Company's acquisition of Swift Denim, Mr. Heldrich had been President of Swift Denim since August 1994. He was President of Swift Marketing Worldwide from July 1991 to August 1994. Mr. Heldrich was President of the Fashion Apparel Division of Milliken & Company Inc. in New York from 1987 through 1991. From 1974 to 1987, Mr. Heldrich held various marketing and manufacturing positions at Milliken & Company Inc. in New York, South Carolina, and the United Kingdom.

     Mr. McCormack has been Executive Vice President of the Company since May 1992 and President of the Apparel Marketing Group of the Company's Woven Division since April 1994. Mr. McCormack was Executive Vice President of the Apparel Marketing Group of the Company's Woven Division from February 1988 to April 1994. He was employed by Burlington as a merchandise manager from April 1986 to February 1988 and as a sales manager for finished goods from January 1985 to April 1986.

     Mr. Blalock has been Executive Vice President of Manufacturing of the Company since March 1990. He was Plant Manager of the Company's dyeing and finishing plant located in Society Hill, South Carolina from February 1988 to March 1990. Mr. Blalock was employed by Burlington in various line and staff positions from September 1972 to February 1988, including most recently as Plant Manager of the dyeing and finishing plant located in Society Hill from February 1987 to February 1988.

     Mr. Ferro has been Chief Accounting Officer, Treasurer and Secretary of the Company since January 2001 and Vice President of the Company since December 2000. He was Corporate Controller from September 1998 to January 2001. Mr. Ferro was employed by Collins & Aikman Corporation in various accounting and financial capacities from February 1994 to September 2001 most recently as Corporate Controller. Prior to February 1994, Mr. Ferro was employed with Ernst & Young.

     Mr. Rodino has been President of the Company's Klopman International Group since the Company's acquisition of the divisions and subsidiaries comprising the Klopman Group on January 29, 1998. Mr. Rodino was President of Klopman International from January 1993 to the Company's acquisition of Klopman International. From April 1991 to January 1993, Mr. Rodino was General Manager of C.D.I. for Ring Denim Fabrics and M.C.M. for cotton fabrics for Leisurewear at the Imatessile Group. From June 1989 to April 1991, Mr. Rodino was Managing Director of Faema S.p.A. Between 1966 and 1989, Mr. Rodino held various sales and managerial positions at Klopman Mills and Klopman International in New York, Rome and London.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company and written representations from certain reporting persons, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Gillease failed to report the sale of 500 shares of Common Stock held by his wife on a Form 4 but such transaction was reported on a Form 5 for fiscal 2001.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table summarizes compensation paid by the Company during fiscal years 1999, 2000 and 2001 to the Company's Chairman of the Board, President and Chief Executive Officer and its four other most highly compensated executive officers (together, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries.

                           Summary Compensation Table

                                                Annual Compensation                          Awards                    Payouts
                                        -----------------------------------  -----------------------------------  ---------------
                                                                                Other
                                                                                -----
                                                                               Annual    Restricted  Securities          All Other
                                                                               ------    ----------  ----------          ---------
                                                                             Compensati    Stock     Underlying   LTIP    Compen-
                                                                             ----------    -----     ----------   ----   ---------
                                                                                 on       Award(s)    Options/   Payouts   sation
                                                                                 --       --------    --------   -------  ---------
        Name And Principal Position     Fiscal Year  Salary($)  Bonus($)(1)    ($)(2)       ($)        SARs(#)     ($)      ($)(3)
                                        -----------  ---------  -----------  ----------   --------     -------   -------  ---------
Arthur C. Wiener                            2001      $700,008     $  --      $   --         --          --         --     $ 5,020
  Chairman of the Board, President          2000       625,002      525,006    157,502       --       465,000 (4)   --       5,823
  and Chief Executive Officer               1999       600,000        --          --         --          --         --       4,333

John J. Heldrich                            2001      $450,000     $  --      $   --         --          --         --     $11,717
  Executive Vice President, and Chief       2000       450,000      337,500    101,250       --        55,000 (4,5) --      12,594
  Executive Officer and President--         1999       443,751        --          --         --          --         --       7,191
  Swift Denim Group

Robert McCormack                            2001      $400,008     $  --      $   --         --          --         --     $ 5,501
  Executive Vice President and              2000       362,505      300,006     90,002       --        87,000 (4,5) --       6,185
  President-- Woven Division,               1999       345,837        --          --         --          --         --       4,618
  Apparel Marketing Group

Charles A. Blalock                          2001      $263,336     $  --      $   --         --          --         --     $ 5,023
  Executive Vice President of               2000       247,506      140,630     42,189       --        63,100 (4,5) --       5,817
  Manufacturing                             1999       240,000        --          --         --          --         --       4,301

Leonard F. Ferro                            2001      $194,106     $  --      $   --         --          --         --     $ 4,962
  Vice President, Chief                     2000       165,170       33,750     10,125       --         5,000 (5)   --       5,637
  Accounting Officer, Treasurer             1999       160,000        --          --         --          --         --       3,870
  and Secretary

(1)  Reflects cash bonuses accrued under the Company's Incentive Bonus Plan.
(2) Reflects deferred compensation incentive awards granted under the Company's Deferred Compensation Program, a non-qualified, unfunded plan established in fiscal year 1994 by the Company under which certain executives are awarded deferred compensation. The plan participants will only be vested in the current year award upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination for reasons other than violations of Company policies, theft or misappropriation of the Company's assets or performance of any act which harms the Company, or upon permanent and total disability or death, whichever occurs first. In the event of retirement, involuntary termination for reasons other than as described above, or disability, any unpaid deferred awards will be vested and paid upon the completion of five years after the date of the award. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant's estate or pay the award upon the completion of five years after the date of the award.
(3) Includes the Company's contributions to its Savings and Profit Sharing Plan, a qualified defined contribution plan which covers all full time employees who have completed a certain minimum amount of service, and life insurance premiums paid by the Company with respect to term life insurance on the life of the named persons. Contributions to the Savings and Profit Sharing Plan (i) for fiscal year 2001were as follows: Mr. Wiener -- $4,222; Mr. McCormack -- $4,222; Mr. Blalock -- $4,181; Mr. Ferro -- $4,340; and Mr. Heldrich -- $4,223; (ii)for fiscal year 2000 were as follows: Mr. Wiener -- $5,025; Mr. McCormack -- $5,025; Mr. Blalock--

     $5,025; Mr. Ferro-- $5,107; and Mr. Heldrich-- $5,100; and (iii) for fiscal year 1999 were as follows: Mr. Wiener-- $3,564; Mr. McCormack-- $3,600; Mr. Blalock-- $3,600; Mr. Ferro-- $3,400; and Mr. Heldrich-- $4,800. Life insurance premiums paid by the Company with respect to term life insurance on the life of the named persons (a) for fiscal year 2001 were as follows:
     Mr. Wiener -- $798; Mr. McCormack -- $1,280; Mr. Blalock -- $842; Mr. Ferro -- $622; and Mr. Heldrich -- $1,436; (b) for fiscal year 2000 were as follows: Mr. Wiener-- $798; Mr. McCormack-- $1,160; Mr. Blalock-- $792; Mr. Ferro-- $530; and Mr. Heldrich-- $1,436; and (c) for fiscal year 1999 were as follows: Mr. Wiener-- $769; Mr. McCormack-- $1,018; Mr. Blalock-- $701; Mr. Ferro-- $470 and Mr. Heldrich-- $1,139. The premium paid by the Company with respect to split-dollar life insurance on the life of Mr. Heldrich for
     (x) for fiscal year 2001 was $6,058; (y) fiscal year 2000 was $6,058; and
     (z) fiscal year 1999 was $1,139.
(4) Includes options to purchase shares of Common Stock pursuant to a program whereby holders of outstanding options with an exercise price equal to or in excess of $10.00 per share, cancelled all such options (the "Option Cancellation Program") in exchange for a new grant of options in an amount equal to the same number of options cancelled (the "New Options") with an exercise price of $4.1875 per share (the market value of the Company's Common Stock on the date of such grants). The New Options will vest and become exercisable when the Company's Common Stock equals or exceeds $12 per share for a 90 consecutive trading day period.
(5) Includes options to purchase shares of Common Stock granted (i) under the Company's Stock Option Plan in April 2000 at an exercise price of $2.00 per share. Such options vest at the rate of 33 1/3% of such options when the market price per share of the Common Stock equals or exceeds $6.00, $8.00 and $10.00.

          There were no options granted to the Named Executive Officers during fiscal year 2001.

          The following table sets forth information for each of the Named Executive Officers with respect to the aggregate stock options exercised during the fiscal year ended September 29, 2001, and stock options held as of September 29, 2001.
               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                                         Number Of               Value Of
                                                                         ---------               --------
                                                                        Securities           Unexercised In-
                                                                        ----------           ---------------
                                                                        Underlying              The-Money
                                                                        ----------              ---------
                                                                    Unexercised Options       Options At FY-
                                                                    -------------------       --------------
                                                                      At FY- End (#)            End($)(1)
                                                                      --------------            ---------
                                       Shares
                                       ------
                                      Acquired
                                      --------
                                         On             Value          Exercisable/           Exercisable/
                                         --             -----          ------------           ------------
          Name                       Exercise(#)     Realized($)      Unexercisable          Unexercisable
          ----                       -----------     -----------      -------------          -------------
          Arthur C. Wiener               --               --         66,700/465,000              $--/--
          John J. Heldrich               --               --            -- / 55,000              -- /--
          Robert McCormack               --               --            -- / 87,000              -- /--
          Charles A. Blalock             --               --            -- / 63,100              -- /--
          Leonard F. Ferro               --               --            -- /  8,000              -- /--

(1) Based upon the closing price of the Common Stock of $0.60 per share on September 28, 2001, less the exercise price.

Retirement Plans

         The Retirement Plan of Galey & Lord (the "Retirement Plan") covers all full-time domestic employees (excluding hourly paid employees of Swift Denim who are covered under separate plans). The Retirement Plan recognizes credited service with Burlington for membership eligibility and vesting purposes only.

         Under the terms of the Retirement Plan (prior to its amendment effective April 1, 1992), employees contributed at the rate of 1.5% of the first $6,600 of compensation in a plan year and 3% of compensation in excess of $6,600, up to a compensation limit which was adjusted annually. The Company's contributions, if any, were determined annually on an actuarial basis. An employee's annual pension benefit payable at normal retirement date (the first day of the month following the month in which the employee's 65th birthday occurs) was equal to one-half of the employee's total contribution while a member of the Retirement Plan. Such benefit is payable in equal monthly installments for the life of the employee.

         A reduced pension benefit is payable upon (i) early retirement at or after age 55, (ii) death, (iii) disability, (iv) termination of employment after completing five years of vesting service, or (v) termination due to lack of work. Employees are always vested in their contributions. The normal form of benefit payment is a straight life annuity for unmarried employees and a (reduced) joint and survivor annuity for those who are married. Benefits may also be received at the employee's election in the form of a lump sum payment.

         Effective as of April 1, 1992, the Retirement Plan was amended to provide that employee contributions are neither required nor permitted. Under the 1992 Amendment (the "1992 Amendment"), the amount of a participant's annual retirement benefits (to be paid in monthly installments) equals the sum of (i) the accrued benefit determined under the formula described above as of March 31, 1992, and (ii) (a) 1% of a participant's average annual compensation paid on and after April 1, 1992, plus (b) 0.5% of a participant's average annual compensation in excess of his or her Social Security covered compensation, multiplied by his or her years of service completed after March 31, 1992 (not in excess of 35 years). The compensation described in (ii) above was limited to $170,000 in fiscal year 2000.

         Effective as of January 1, 1999, the Retirement Plan and Swift Denim's Defined Benefit Retirement Plan merged and the merged plan was amended to provide that a participant's lump sum retirement benefit is equal to the participant's average annual compensation for the highest five consecutive calendar years multiplied by the participant's accumulated pension equity credits. Total pension equity credits are equal to the sum of (i) initial pension equity credits based on the actuarial present value of the benefit accrued as of December 31, 1998 under the plan prior to the amendment, and, (ii) pension equity credits earned for each year of service subsequent to January 1, 1999. At retirement, termination of employment, disability, or death, the participant can elect to receive benefits in a single lump sum or as an annuity (payable monthly).

         Effective as of December 31, 2001, the Retirement Plan was frozen and no additional benefits will accrue after that date.

         The estimated lump sum benefits payable at normal retirement age (assuming no increase in present salary levels) to the Named Executive Officers are as follows: Arthur C. Wiener -- $424,588; Robert McCormack --$310,575; Charles A. Blalock -- $271,567; Leonard F. Ferro -- $75,931; and John J. Heldrich -- $187,586. Actuarially equivalent annual annuity benefits will be determined at normal retirement age based on the actuarial factors in effect at that time as prescribed in the plan document and the Internal Revenue Code. The maximum compensation used to calculate benefits under the plan, as permitted by law, is $170,000 in 2001.

Supplemental Executive Retirement Plan

         Effective beginning for fiscal year 1994 and for all years thereafter, the Company established a non-qualified, unfunded supplementary retirement plan under which the Company will pay supplemental pension benefits to key executives. The plan is intended to supplement retirement benefits received under the Retirement Plan and from Social Security. The amounts set forth in the table below represent total annual pension benefits received under the Supplemental Executive Retirement Plan, the Retirement Plan and Social Security which are payable monthly upon retirement at age 65 or older for the participant's lifetime. The pension benefits payable under the Supplemental Executive Retirement Plan are based on a straight life annuity and are reduced for both Social Security benefits and the annual benefit payable from the Retirement Plan determined as if additional benefits accrue thereunder after December 31, 2001. A discount of five percent per year is applied for retirement before age 65.

                               Pension Plan Table

    Average of Final Five Consecutive                           Years of Service
    ---------------------------------   ---------------------------------------------------------------
          Years of Compensation             5          10         15         20         25        30
          ---------------------         --------   --------   --------   --------   --------   --------
              $  200,000                $ 17,500   $ 35,000   $ 52,500   $ 70,000   $ 87,500   $105,000
                 250,000                  21,875     43,750     65,625     87,500    109,375    131,250
                 300,000                  26,250     52,500     78,750    105,000    131,250    157,500
                 350,000                  30,625     61,250     91,875    122,500    153,125    183,750
                 400,000                  35,000     70,000    105,000    140,000    175,000    210,000
                 450,000                  39,375     78,750    118,125    157,500    196,875    236,250
                 500,000                  43,750     87,500    131,250    175,000    218,750    262,500
                 550,000                  48,125     96,250    144,375    192,500    240,625    288,750
                 600,000                  52,500    105,000    157,500    210,000    262,500    315,000
                 650,000                  56,875    113,750    170,625    227,500    284,375    341,250
                 700,000                  61,250    122,500    183,750    245,000    306,250    367,500
                 750,000                  65,625    131,250    196,875    262,500    328,125    393,750
                 800,000                  70,000    140,000    210,000    280,000    350,000    420,000
                 850,000                  74,375    148,750    223,125    297,500    371,875    446,250
                 900,000                  78,750    157,500    236,250    315,000    393,750    472,500
                 950,000                  83,125    166,250    249,375    332,500    415,625    498,750
               1,000,000                  87,500    175,000    262,500    350,000    437,500    525,000
               1,050,000                  91,875    183,750    275,625    367,500    459,375    551,250
               1,100,000                  96,250    192,500    288,750    385,000    481,250    577,500
               1,150,000                 100,625    201,250    301,875    402,500    503,125    603,750
               1,200,000                 105,000    210,000    315,000    420,000    525,000    630,000

         The average of the final five consecutive years of compensation includes the participant's salary and bonus. The Named Executive Officers have each been credited with approximately thirteen years of service, except Mr. Heldrich and Mr. Ferro, who have each been credited with approximately three years of service. The net pension cost for fiscal year 2001 was $587,720 for approximately 34 employees participating in the Supplemental Executive Retirement Plan.

Severance Plan

     Under the Company's Severance Plan, the Company makes payroll severance payments and vacation severance payments to eligible full-time salaried employees who are involuntarily terminated from the Company. The right to receive payroll severance benefits does not vest until termination of employment, as determined by eligibility and benefit schedules in effect on the date of termination, which may be changed by the Company at any time. Vacation severance payments are based upon a person's length of continuous employment with the Company, less vacation taken during the calendar year. Under the Company's Severance Plan, as currently in effect, if a Company facility is sold as an ongoing business, an employee of such facility remaining employed by the Company until the effective date of such sale is eligible for severance benefits if such employee (i) is not offered employment by the purchaser or successor employer or (ii) refuses an offer of employment in a less than comparable position or for less than a substantially equivalent base salary. Employees who continue to be employed by the successor entity are not eligible for severance benefits.

     As of September 29, 2001, the Named Executive Officers were eligible to receive the following amounts in the event of involuntary termination: Arthur C. Wiener -- $350,004; Robert McCormack -- $200,004; Charles A. Blalock -- $180,000; Leonard F. Ferro -- $11,540; and John J. Heldrich -- $225,000.
Effective as of October 1, 2000, any future severance payments to which Messrs. Wiener, McCormack, Heldrich, Blalock and Ferro may be entitled to receive will be in accordance with their respective employment agreements entered into between the Company and each of such executive officer. See "Executive Compensation -- Employment Agreements" below.

Employment Agreements

     Effective as of October 1, 2000, the Company entered into a three-year employment agreement with each of Messrs. Wiener, Heldrich and McCormack, and a two-year employment agreement with each of Messrs. Blalock and Ferro (collectively, the "Executive Employment Agreements"). Each Executive Employment Agreement provides that Messrs. Wiener, Heldrich, McCormack, Blalock and Ferro will be employed at an initial annual base salary of $700,000, $450,000, $400,000, $250,000 and $176,400, respectively, subject to review and increase at the discretion of the Board of Directors. Each Executive Employment Agreement is automatically extended for an additional one-year period on each October 1 unless either the Company or the Executive notifies the other no later than 30 days prior to each October 1 of its or his desire not to extend the term. Each Executive Employment Agreement also contains a confidentiality provision, a noncompetition provision which prohibits the Executive from competing with the Company during the term of the agreement without first obtaining the Company's consent, a nonsolicitation provision which prohibits the Executive from soliciting any employees of the Company, and a nondisparagement provision. Additionally, each Executive Employment Agreement provides that, in the event the Company terminates the Executive without Cause (as defined in the agreement) or the Executive terminates his employment for Good Reason (as defined in the agreement) prior to the expiration of the agreement, the Company is obligated to pay to such Executive (i) the accrued value for the Executive under the Supplemental Executive Retirement Plan through the end of the term of such Executive Employment Agreement and (ii) severance in an amount equal to the greater of (a) the benefit provided under the Company's Severance Policy or (b) continuation of salary and bonus through the end of the term of such Executive Employment Agreement. In addition, all unvested options held by such Executive will immediately vest and be exercisable in accordance with such option agreement or plan, as the case may be, and the Company will provide the Executive with subsidized benefits (under the Company's welfare and benefits plan) for the remaining term of the agreement or until the Executive commences new employment and receives substantially similar benefits.

     Furthermore, each Executive Employment Agreement provides that Messrs. Wiener, Heldrich, McCormack, Blalock and Ferro are entitled to participate in the Company's Incentive Bonus Plan and Stock Option Plan. In addition, each Executive will participate in the Company's Supplemental Executive Retirement Plan and the Company will provide each Executive with deferred compensation through its unfunded Deferred Compensation Plan.

Compensation of Directors

     Pursuant to the Company's Restricted Stock Plan and Stock Option Plan as in effect for fiscal 2001, each director of the Company who is not an employee of the Company makes an irrevocable election (i) to receive annually and at the time such person becomes a director either (a) options to purchase up to 2,000 shares of Common Stock or (b) an amount of shares of Common Stock issued pursuant to the Company's Restricted Stock Plan having an aggregate fair market value on the date of issuance equal to $18,000, and (ii) on or prior to December 1 of each calendar year or at the time such person becomes a director, to receive all of his or her annual director's fee, beginning for the 1999 calendar year, (a) in cash in the amount of $20,000, or (b) in the form of a grant of stock options to purchase 2,500 shares of Common Stock, or (c) in the form of a combination of $10,000 in cash plus an amount of shares of Common Stock issued under the Restricted Stock Plan having an aggregate fair market value on the date of issuance equal to $15,000; provided, however, that in the event any person makes such election at the time he or she becomes a director, such non-employee director shall receive a pro rata portion of his or her annual director's fee (whether in cash, stock options or a combination of cash and shares of Common Stock issued under the Restricted Stock Plan) based upon the remaining portion of the calendar year in which such person becomes a director. In addition, each non-employee director receives $1,000 for each Board committee meeting attended (other than for a Board committee meeting held on the same date as a meeting of the Board of Directors). During fiscal year 2001, each of Messrs. Gillease, Jacobs, Mapel, Sherrill and Valdez were issued 5,806 shares of Common Stock under the Restricted Stock Plan. In addition, the Company paid to each of Messrs. Gillease, Jacobs, Mapel and Sherrill $7,116 in payment of a portion of their income tax liability as a result of receiving such shares under the Restricted Stock Plan. Mr. Valdez has not been paid but is entitled to receive $7,116 in payment of a portion of his income tax liability as a result of receiving such shares under the Restricted Stock Plan. Messrs. Jacobs and Mapel each received an annual director's fee of $20,000 and, in lieu of such annual cash director's fee, (i) Messrs. Gillease and Sherrill each received, in January 2001, a combination of $10,000 in cash and 6,494 shares of Common Stock issued under the Restricted Stock Plan and (ii) Mr. Valdez is entitled to receive $10,000 (which has not yet been paid) and has received 4,436 shares of Common Stock issued under the Restricted Stock Plan.

Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors (the "Committee") is currently composed of one non-employee director and has general oversight, review and approval responsibilities with respect to the compensation of the Company's executive officers. Mr. Bradley had served on the Committee until his resignation as a director on December 6, 2001 and, to date, a successor director to fill such vacancy has not been appointed. The Committee has on occasion engaged an independent consultant to assist it in carrying out its duties, particularly as such duties relate to the structure and competitive positioning of the Company's compensation program.

         The Company's executive compensation program is designed to attract and retain qualified executives with competitive levels of compensation that are related to performance goals and which recognize individual initiative and accomplishments. The principal components of the Company's executive compensation program are fixed compensation in the form of base salary, variable compensation in the form of annual cash incentive bonuses, stock options and awards under the Company's Deferred Compensation Program. Although historically the Company's executive officers and other employees have not been employed pursuant to employment agreements, the Company has entered into employment agreements with certain of its executive officers and certain other officers, effective October 1, 2000. See "Executive Compensation -- Employment Agreements".

         The Company is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, (the "Code") which limits the deductibility of certain compensation payments to its executive officers. The Company does not have a policy requiring the Committee to qualify all compensation for deductibility under this provision. The Committee, however, considers the net cost to the Company in making all compensation decisions and will continue to evaluate the impact of this provision on its compensation programs.

         Base Salary. Mr. Wiener, the Company's Chairman of the Board, President and Chief Executive Officer, makes recommendations to the Committee regarding the base salaries of all executive officers. Following the Committee's discussion, review and, if necessary, modification of such recommendations, the base salaries of all executive officers are approved by the Committee. The Committee considers various factors in its review, including the executive officer's job responsibilities and performance, experience and years of service with the Company, the business outlook for the Company and a comparison of base salaries for comparable positions at other textile manufacturing and general industrial companies of approximately the same size based on revenues. The Committee believes that base salaries of executive officers are competitive with respect to such group of companies. Salary adjustments are based on an annual evaluation of the performance of the Company and each executive officer, and take into account any new responsibilities of the executive. Effective as of October 1, 2000 (for fiscal year 2001), the minimum base salary for each of Messrs. Wiener, Heldrich, McCormack, Blalock and Ferro will be based on the Executive Employment Agreements between the Company and each executive officer. The Executive Employment Agreements provide that the base salary may, but is not guaranteed, to be increased during the terms thereof. The Committee intends to continue to follow the procedures set forth above when considering any base salary increases for the Company's executive officers.

         Annual Incentive Bonus. The Company has an Incentive Bonus Plan (the "Incentive Plan"), pursuant to which incentive cash bonuses are payable annually to executive officers and certain other key employees based upon the amount by which the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for each fiscal year exceed established targets and, in some cases, certain specific performance criteria for individual participants. The performance criteria are based upon the Company achieving measurable performance goals in a participant's principal area of responsibility, such as marketing and manufacturing. Under the Incentive Plan, a significant portion of each participant's total compensation is at risk and is dependent upon the Company's overall financial performance and such participant's individual accomplishments.

         The Incentive Plan is reviewed annually by the Committee and is thereafter presented, with the Committee's recommendations, to the Company's Board of Directors for its approval. The initial recommendation of targeted EBITDA levels is made at the beginning of each fiscal year by the Chairman of the Board, President and Chief Executive Officer of the Company and, following discussion, review and, at times, modification, is approved by the Committee and the Board of Directors. In addition, the aggregate amount available to be paid under the Incentive Plan is approved by the Committee and the Board of Directors and is increased by specified percentages as the amount the Company's actual EBITDA exceeds the established target level up to a certain prescribed maximum. The Chairman of the Board, President and Chief Executive Officer designates, at the beginning of each fiscal year, the maximum amount (the "incentive amount") of the bonus that each participant may receive if the Company's EBITDA equals or exceeds the established target level. In addition, with respect to certain participants, their right to receive a portion of such incentive amount is dependent upon achieving the performance criteria established for such participants, as described above. Such incentive amounts are reviewed and approved by the Committee. In the event the Company does not achieve the threshold level of EBITDA for the fiscal year, the executive officers of the Company and the other participants in the Incentive Plan, with the exception of the Chairman of the Board, President and Chief Executive Officer, may be awarded a cash amount based on specific performance criteria, as recommended by the Chairman of the Board, President and Chief Executive Officer and approved by the Committee.

         In addition, the Company has a Deferred Compensation Program (the "Deferred Plan"), a non-qualified, unfunded plan under which executive officers and other key executives may receive annually a deferred compensation award. Under the Deferred Plan, which was approved by the Company's Board of Directors upon the Committee's recommendations, an aggregate amount available to be awarded annually under the Deferred Plan was established (the "deferred pool"). Each executive is entitled to receive an annual deferred compensation award in an amount equal to 30% of the amount of such executive's incentive cash bonus award, if any, under the Incentive Plan for such year. In the event that the aggregate amount of all deferred compensation awards as calculated in accordance with such formula exceeds the amount of the deferred pool, the amount of each executive's deferred compensation award will be reduced pro rata so that the total of all such awards do not exceed the amount of the deferred pool. Participants in the Deferred Plan will only be vested in the current year award upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination for reasons other than violations of Company policies, theft or misappropriation of the Company's assets or performance of any act which harms the Company, or upon permanent and total disability or death, whichever occurs first. In the event of retirement, involuntary termination for reasons other than as described above, or disability, any unpaid deferred awards will be vested and paid upon the completion of five years after the date of the award, or if earlier, age 65. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant's estate or pay the award upon the completion of five years after the date of the award.

         Stock Options. The Committee believes that the significant equity interests in the Company held by the Company's executive officers have served to link the interests of the executives with those of the stockholders. Under the Company's Stock Option Plan, options to purchase shares of Common Stock may be granted to the executive officers of the Company. The Company typically grants stock options to the executive officers and other members of the Company's management team and its key employees which would vest upon the Company's Common Stock attaining a certain market price per share. The Committee believes that the grant of stock options will continue as an important component of the Company's executive compensation program.

         During fiscal year 2000, the Company adopted an Option Cancellation Program whereby all employees (including executive officers) holding outstanding options with an exercise price equal to or in excess of $10.00 per share, the opportunity to cancel all such options in exchange for a new grant of New Options in an amount equal to the same number of options cancelled with an exercise price of $4.1875 per share (the market value of the Company's Common Stock on the date of such grants). The New Options will vest and become exercisable when the Company's Common Stock equals or exceeds $12 per share for a 90 consecutive trading day period and will expire on September 6, 2010 (unless terminated earlier pursuant to the terms of the option agreements and the Stock Option Plan). During fiscal 2001, no stock options were granted to any of the Named Executive Officers.

         Chief Executive Officer Compensation. The Company entered into an Executive Employment Agreement with Mr. Wiener, effective as of October 1, 2000, and Mr. Wiener's base salary was set for fiscal year 2001 pursuant
                                  10
to such Executive Employment Agreement. Compensation for Mr. Wiener, the Company's Chairman of the Board, President and Chief Executive Officer, historically has been, and will continue to be established in accordance with the principles described above. The Committee reviews Mr. Wiener's performance and establishes his base salary considering the various factors described above for executive officers. The amount of Mr. Wiener's annual incentive cash bonus under the Incentive Plan is based upon whether the Company's overall performance meets or exceeds targets established in the Company's business plan which is approved by the Board of Directors at the beginning of each fiscal year. Mr. Wiener's base salary for fiscal year 2001 was increased by $75,006 (the pro rata portion of an annual increase of $100,000) as compared to fiscal year 2000, and Mr. Wiener's base salary for fiscal year 2000 was increased by $25,002 (the pro rata portion of an annual increase of $100,000) as compared to fiscal year 1999. The amount of his annual incentive cash bonus has fluctuated depending upon the EBITDA levels achieved by the Company.

                                             The Compensation Committee of
                                             the Board of Directors
                                             Paul G. Gillease

Performance Comparison

     The following graph compares, from September 28, 1996 (the last trading day before the commencement of the Company's fifth fiscal year preceding fiscal year
2001), the cumulative total stockholder return on the Common Stock with the cumulative total returns of the S&P 500 Index and a peer group. The graph assumes that the value of the investment in the Common Stock and each index was $100 on September 28, 1996 and that all dividends were reinvested.

     The peer group is comprised of the following domestic textile manufacturers: Burlington Industries, Inc.; Cone Mills Corporation, Inc.; Delta Woodside Industries, Inc.; Dyersburg Corporation; Guilford Mills, Inc.; Springs Industries, Inc.; and Texfi Industries, Inc. The return of each Company in the peer group has been weighted according to its respective stock market capitalization. Data for the graph were provided by Standard & Poor's International Market Services.

                            Base
                            Period
                            Sept. 1996     Sept. 1997     Sept. 1998     Sept. 1999      Sept. 2000      Sept. 2001
- --------------------------------------------------------------------------------------------------------------------
GALEY & LORD                 $ 100.00      $ 146.60        $ 92.72       $  20.39        $  31.07        $   4.66
S&P 500                      $ 100.00      $ 140.45        $153.15       $ 195.74        $ 221.74        $ 162.71
PEER GROUP                   $ 100.00      $ 136.37        $ 86.83       $  58.13        $  34.92        $  41.96

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 7, 2001 regarding the ownership of Common Stock of the Company by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table contained herein, and (iv) all directors and executive officers of the Company as a group.

      Name and Address of                     Position with              Amount and Nature of       % of
      -------------------                     -------------              --------------------       ----
        Beneficial Owner                       the Company               Beneficial Ownership       Class
- --------------------------------       ---------------------------       --------------------       -----
Citicorp Venture Capital, Ltd.                     None                     5,616,102 (1)           46.8%
399 Park Avenue
New York, New York 10043


Dimensional Fund Advisors, Inc.                    None                     1,030,300 (2)            8.6%
1099 Ocean Avenue, 11th Floor
Santa Monica, California 90401


Arthur C. Wiener                          Chairman of the Board,              666,100 (3)            5.5%
980 Avenue of the Americas                  President and Chief
New York, New York 10018                     Executive Officer


Paul G. Gillease                                 Director                      47,070 (4)             *


Howard S. Jacobs                                 Director                      38,877 (5)             *


William M. R. Mapel                              Director                      42,277 (6)             *


Stephen C. Sherrill                              Director                     160,225 (7)            1.3%


Jose de Jesus Valdez                             Director                      10,242 (8)             *


John J. Heldrich                       Executive Vice President, and           26,700                 *
                                        Chief Executive Officer and
                                          President -- Swift Denim
                                                  Group

Robert McCormack                       Executive Vice President and            39,000                 *
                                        President-- Woven Division,
                                          Apparel Marketing Group


Charles A. Blalock                       Executive Vice President              74,925 (9)             *
                                             of Manufacturing

Leonard F. Ferro                     Vice President,                   1,600                *
                                Chief Accounting Officer,
                                 Treasurer and Secretary

All directors and executive officers                               1,107,016 (10)          9.2%
as a group (10 persons)

_________________________________
*    Less than one percent (1%).

  (1) Based upon information contained in a Quarterly Report of Equity Holdings by Institutional Investment Managers on Form 13F-HR (the "Form 13F") filed by Citigroup Inc. with the Securities and Exchange Commission (the "SEC") on November 14, 2001. CVC is a wholly-owned subsidiary of Citibank, N.A.; Citibank, N.A. is a wholly-owned subsidiary of Citicorp which is a wholly-owned subsidiary of Citigroup Inc. Excludes shares of Common Stock owned by employees of CVC, as to which CVC disclaims beneficial ownership.
  (2) Based upon information contained in a Schedule 13G filed with the SEC on February 12, 2001 (the "Schedule 13G") by Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under the Investment Advisers Act of 1940. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other investment vehicles, including commingled trust groups. (such investments companies and investment vehicles are collectively referred to herein as the "Portfolios"). Dimensional possesses both voting and investment power over the shares that are owned by the Portfolios. All the shares are owned by the Portfolios and Dimensional disclaims beneficial ownership of the shares.
  (3) Includes (i) 8,000 shares held by the Wiener Foundation, a not-for-profit corporation controlled by Mr. Wiener and his immediate family members, and (ii) 66,700 shares subject to currently exercisable stock options.
  (4) Includes (i) 6,000 shares subject to currently exercisable stock options, and (ii) 39,713 shares issued under and subject to the Restricted Stock Plan.
  (5) Includes (i) 8,000 shares subject to currently exercisable stock options, and (ii) 21, 877 shares issued under and subject to the Restricted Stock Plan.
  (6) Includes (i) 8,000 shares subject to currently exercisable stock options, and (ii) 21,877 shares issued under and subject to the Restricted Stock Plan.
  (7) Includes (i) 11,000 shares subject to currently exercisable stock options, and (ii) 39,713 shares issued under and subject to the Restricted Stock Plan.
  (8) Includes 10,242 shares issued under and subject to the Restricted Stock Plan.
  (9) Includes (i) 6,000 shares held in a revocable trust, (ii) 20,000 shares held in a self-directed individual retirement account, and (iii) 23,225 shares held by Mr. Blalock's wife.
  (10) Includes (i) 99,700 shares subject to currently exercisable stock options, and (ii) 133,422 shares issued under and subject to the Restricted Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The law firm of Rosenman & Colin LLP, New York, New York, of which Howard S. Jacobs, a director of the Company, is a member, has acted as counsel to the Company since March 1994. Legal fees for services rendered by Rosenman & Colin LLP to the Company during the fiscal year ended September 29, 2001 did not exceed 5% of the revenues of such firm for its most recent fiscal year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf on January 28, 2002 by the undersigned, thereunto duly authorized.

                                GALEY & LORD, INC.


   January 28, 2002             By: /s/ Leonard F. Ferro
- -----------------------             ---------------------------------
       Date                         Leonard F. Ferro
                                    Vice President and Chief Accounting Officer
                                    (Principal Financial and Accounting Officer)