Form 10-Q
period 2001-12-29
GALEY & LORD INC
filed 2002-02-19
CIK 884124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001
                               -----------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission File Number 0-20080
                       -------

                              GALEY & LORD, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                            56-1593207
  -------------------------------        ---------------------------
  (State or other jurisdiction of              (IRS Employer
   incorporation or organization)            (Identification No.)

980 Avenue of the Americas
New York, New York                                 10018
----------------------------------------     --------------------------
(Address of principal executive offices)         Zip Code

                                  212/465-3000
 -------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

Common Stock, $.01 Par Value - 11,996,965 shares as of February 15, 2002.

                                                        Exhibit Index at page 38

INDEX

                               GALEY & LORD, INC.

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets --                                     3
         December 29, 2001, December 30, 2000
         and September 29, 2001

         Consolidated Statements of Operations --                           4
         Three months ended December 29, 2001 and
         December 30, 2000

         Consolidated Statements of Cash Flows --                           5
         Three months ended December 29, 2001 and
         December 30, 2000

         Notes to Consolidated Financial Statements --                   6-22
         December 29, 2001

Item 2.  Management's Discussion and Analysis of                        23-33
         Financial Condition and Results of
         Operations

Item 3.  Quantitative and Qualitative Disclosures About                 34-35
         Market Risk

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 36

Item 2.  Changes in Securities and Use of Proceeds                         36

Item 3.  Defaults upon Senior Securities                                   36

Item 4.  Submission of Matters to a Vote of Security                       36
         Holders

Item 5   Other Information                                                 36

Item 6.  Exhibits and Reports on Form 8 - K                                36

SIGNATURES                                                                 37
----------

EXHIBIT INDEX                                                              38
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                         December 29,         December 30,         September 29,
                                                                             2001                 2000                 2001
ASSETS                                                                    (Unaudited)         (Unaudited)                *
------                                                                    -----------         -----------           -----------
Current assets:
  Cash and cash equivalents                                           $        6,497       $       11,913        $        9,157
  Trade accounts receivable                                                  106,451              165,632               145,366
  Sundry notes and accounts receivable                                         4,533                6,718                 4,802
  Inventories                                                                190,109              173,450               166,820
  Income taxes receivable                                                      2,509                1,563                 2,945
  Deferred income taxes                                                            -               13,402                     -
  Prepaid expenses and other current assets                                    4,127                3,979                 4,371
                                                                      --------------       --------------        --------------

         Total current assets                                                314,226              376,657               333,461

Property, plant and equipment, at cost                                       437,755              480,379               455,909
Less accumulated depreciation and
  Amortization                                                              (185,394)            (181,165)             (191,471)
                                                                      --------------       --------------        --------------
                                                                             252,361              299,214               264,438
Investments in and advances to associated
  Companies                                                                   41,310               34,317                38,897
Deferred charges, net                                                         11,222               12,917                12,039
Other non-current assets                                                       1,425                1,794                 1,506
Intangibles, net                                                             113,840              148,188               114,374
                                                                      --------------       --------------        --------------
                                                                      $      734,384       $      873,087        $      764,715
                                                                      ==============       ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
  Current portion of long-term debt                                   $        4,657       $        2,914        $        4,670
  Trade accounts payable                                                      40,370               58,962                53,503
  Accrued salaries and employee benefits                                      19,081               24,789                22,759
  Accrued liabilities                                                         36,048               38,731                35,529
  Income taxes payable                                                         6,254                4,258                 5,600
                                                                      --------------       --------------        --------------

          Total current liabilities                                          106,410              129,654               122,061

Long-term debt                                                               632,532              630,018               634,821
Other long-term liabilities                                                   13,055               20,023                17,814
Deferred income taxes                                                          3,118               32,952                 3,003

Stockholders' equity (deficit):
  Common stock                                                                   124                  124                   124
  Contributed capital in excess of par value                                  41,149               39,979                40,878
  Retained earnings (Accumulated deficit)                                    (42,842)              32,607               (37,609)
  Treasury stock, at cost                                                     (2,247)              (2,247)               (2,247)
  Accumulated other comprehensive income (loss)
                                                                             (16,915)             (10,023)              (14,130)
                                                                      --------------       --------------        --------------
          Total stockholders' equity (deficit)                               (20,731)              60,440               (12,984)
                                                                      --------------       --------------        --------------
                                                                      $      734,384       $      873,087        $      764,715
                                                                      ==============       ==============        ==============
*Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                                                                 Three Months Ended
                                                                                     --------------------------------------
                                                                                         December 29,          December 30,
                                                                                            2001                  2000
                                                                                     -----------------      ----------------
Net sales                                                                              $      136,446        $      221,685
Cost of sales                                                                                 124,880               199,901
                                                                                       --------------        --------------
Gross profit                                                                                   11,566                21,784
Selling, general and administrative expenses                                                    8,688                 8,920
Amortization of intangibles                                                                       816                 1,188
Impairment of fixed assets                                                                        192                     -
Plant closing costs                                                                            (1,338)                 (445)
Net gain on benefit plan curtailments                                                          (3,375)               (2,327)
                                                                                       --------------        --------------
Operating income                                                                                6,583                14,448

Interest expense                                                                               13,200                16,431

Income from associated companies                                                               (2,326)               (1,864)
                                                                                       --------------        --------------
Income (loss) before income taxes                                                              (4,291)                 (119)
Income tax expense (benefit):
   Current                                                                                        827                 2,459
   Deferred                                                                                       115                (2,648)
                                                                                       --------------        --------------
Net income (loss)                                                                      $       (5,233)       $           70
                                                                                       ==============        ==============

Net income (loss) per common share:
Basic:
    Average common shares outstanding                                                          11,997                11,961
     Net income (loss) per common share - Basic                                        $         (.44)       $          .01
                                                                                       ==============        ==============
Diluted:
    Average common shares outstanding                                                          11,997                11,984
    Net income (loss) per common share - Diluted                                       $         (.44)       $          .01
                                                                                       ==============        ==============

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                                    Three Months Ended
                                                                                         ----------------------------------
                                                                                            December 29,      December 30,
                                                                                                2001              2000
                                                                                         ----------------     -------------
Cash flows from operating activities:
  Net income (loss)                                                                         $  (5,233)           $      70
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation of property, plant and equipment                                              7,495                8,174
     Amortization of intangible assets                                                            816                1,188
     Amortization of deferred charges                                                             852                  731
     Deferred income taxes                                                                        115               (2,648)
     Non-cash compensation                                                                        271                  306
     (Gain)/loss on disposals of property, plant
       and equipment                                                                               26                   17
     Undistributed income from associated companies                                            (2,326)              (1,864)
     Impairment of fixed assets                                                                   192                    -
     Net gain on benefit plan curtailments                                                     (3,375)              (2,327)
     Other                                                                                         23                   32
  Changes in assets and liabilities:
     (Increase)/decrease in accounts receivable - net                                          38,036               32,996
     (Increase)/decrease in sundry notes & accounts
       receivable                                                                                 122                1,452
     (Increase)/decrease in inventories                                                       (24,131)              (5,461)
     (Increase)/decrease in prepaid expenses and other
       current assets                                                                             156                   70
     (Increase)/decrease in other non-current assets                                               74                  (42)
     (Decrease)/increase in accounts payable - trade                                          (12,669)              (2,097)
     (Decrease)/increase in accrued liabilities                                                 1,516               (1,200)
     (Decrease)/increase in income taxes payable                                                1,130                2,106
     (Decrease)/increase in other long-term liabilities                                          (141)              (2,360)
     (Decrease)/increase in plant closing costs                                                (5,067)              (4,491)
                                                                                            ---------            ---------

Net cash provided by (used in) operating activities                                            (2,118)              24,652

Cash flows from investing activities:
  Property, plant and equipment expenditures                                                   (2,271)              (4,072)
  Proceeds from sale of property, plant and equipment                                           4,218                  240
  Distributions received from associated companies                                                  -                1,142
  Investment in affiliates                                                                          -               (1,110)
  Other                                                                                          (282)                 (47)
                                                                                            ---------            ---------

Net cash provided by (used in) investing activities                                              1,665              (3,847)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                                                 193               (3,200)
  Principal payments on long-term debt                                                         (2,287)             (16,221)
  Issuance of long-term debt                                                                        -                  596
                                                                                            ---------            ---------

Net cash provided by (used in) financing activities                                            (2,094)             (18,825)

Effect of exchange rate changes on cash and cash equivalents                                     (113)                 292
                                                                                            ---------            ---------

Net increase/(decrease) in cash and cash equivalents                                           (2,660)               2,272

Cash and cash equivalents at beginning of period                                                9,157                9,641
                                                                                            ---------            ---------

Cash and cash equivalents at end of period                                                  $   6,497            $  11,913
                                                                                            =========            =========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001
                                  (Unaudited)

NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Galey & Lord, Inc. (the "Company") and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of December 29, 2001 and the results of operations and cash flows for the periods ended December 29, 2001 and December 30, 2000. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 29, 2001.

NOTE B - Inventories

The components of inventory at December 29, 2001, December 30, 2000 and September 29, 2001 consisted of the following (in thousands):


                                                                    December 29,           December 30,            September 29,
                                                                       2001                    2000                    2001
                                                                 -----------------       -----------------     -----------------
Raw materials                                                    $          4,779        $          4,611      $           4,760
Stock in process                                                           17,018                  30,180                 19,015
Produced goods                                                            163,252                 134,828                140,742
Dyes, chemicals and supplies                                               11,568                  12,198                 11,152
                                                                 ----------------        ----------------      -----------------
                                                                          196,617                 181,817                175,669
Adjust to LIFO cost                                                         4,211                     424                    757
Lower-of-cost-or-market reserves                                          (10,719)                 (8,791)                (9,606)
                                                                 ----------------        ----------------      -----------------
                                                                 $        190,109        $        173,450      $         166,820
                                                                 ================        ================      =================

On September 30, 2001, the Company changed its method of accounting for inventories to last-in, first-out (LIFO) for its Swift Denim business which was acquired on January 28, 1998. The Company believes that utilizing LIFO for Swift will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company's North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $1.0 million of lower-of-cost-or-market (LCM) reserves were reversed during the quarter due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001

                                  (Unaudited)

NOTE C - Long-Term Debt

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended, with First Union National Bank ("FUNB"), as agent and lender and its syndicate of lenders. The amendment became effective as of July 3, 1999 (the "July 1999 Amendment"). In August 2001, the Company amended the Senior Credit Facility (the "August 2001 Amendment") which, among other things, replaced the Adjusted Leverage Ratio covenant (as defined in the August 2001 Amendment) with a minimum EBITDA covenant (as defined in the August 2001 Amendment) until the Company's December quarter 2002, waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the August 2001 Amendment) until the Company's December quarter 2002 and modified the Company's covenant related to capital expenditures. The August 2001 Amendment also excludes, for covenant purposes, charges related to closure of facilities announced on July 26, 2001. The August 2001 Amendment also increased the interest rate spread on all borrowings under the Company's revolving line of credit and term loans by 100 basis points for the remainder of the term of its Senior Credit Facility.

Under the July 1999 Amendment, for the period beginning July 4, 1999 through February 15, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company's option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or
(ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company's option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% or (B) with respect to Term Loan C, either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.0% or (ii) LIBOR plus a margin of 3.75%. In addition, the Company repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments.

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

NOTE C - Long-Term Debt (Continued)

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001

                                  (Unaudited)



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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable

NOTE C - Long-Term Debt (Continued)

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001

                                  (Unaudited)


in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville's option, of either (i) the U.S. prime rate plus 0%,
 .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars ), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

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

The Company was in full compliance with all of its lenders' covenants as of December 29, 2001. However, due to the poor retail environment, the Company expects to report a loss for the March 2002 quarter. Accordingly, the Company anticipates that it may not be in compliance with certain of the financial covenants in the Senior Credit Facility as of March 30, 2002. If the Company violates the financial or other covenants contained in its Senior Credit Facility or in the indenture governing the outstanding Notes, the Company will be in default under the Senior Credit Facility and/or the indenture. If a default occurs and is not waived by the lenders, the lenders could seek remedies against the Company, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001
                                  (Unaudited)



NOTE D - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                                    Three Months Ended
                                                                           ---------------------------------
                                                                           December 29,        December 30,
                                                                               2001                2000
                                                                           -------------       -------------
Numerator:
     Net income (loss)                                                     $      (5,233)      $          70
                                                                           =============       =============

Denominator:
     Denominator for basic earnings per share                                     11,997              11,961
     Effect of dilutive securities:
        Stock options                                                                  -                  23
                                                                           -------------       -------------
     Diluted potential common shares denominator for diluted
        earnings per share - adjusted weighted average shares and
        assumed exercises                                                         11,997              11,984
                                                                           =============       =============

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 161,149 shares and 867,499 shares of common stock were outstanding during the three months ended December 29, 2001 and December 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 798,150 shares and 105,000 shares of common stock were outstanding during the three months ended December 29, 2001 and December 30, 2000, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

NOTE E - Benefit Plans

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

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001

                                  (Unaudited)

NOTE E - Benefit Plans (Continued)

On September 20, 2001, the Company froze the accrual of future retirement benefits under its U.S. defined benefit plans effective December 31, 2001. The resulting curtailment gain was offset by unamortized actuarial losses.

The Company provides health care and life insurance benefits to certain retired employees and their dependents. The plans are unfunded and approved claims are paid by the Company. The Company's cost is partially offset by retiree premium contributions. Effective December 31, 2001, the Company curtailed benefits to employees who were not retired as of December 31, 2001 and, accordingly, a net benefit curtailment gain of $3.4 million was recognized in the first quarter of fiscal 2002.

NOTE F - Stockholders' Equity (Deficit)

Comprehensive income represents the change in stockholders' equity (deficit) during the period from non-owner sources. Currently, changes from non-owner sources consist of net loss, foreign currency translation adjustments and loss on derivative instruments. Total comprehensive income (loss) for the three months ended December 29, 2001 and December 30, 2000 was $(8.0) million and $4.5 million, respectively.

Activity in Stockholders' Equity (Deficit) is as follows (in thousands):

                                                                                                       Accumulated
                          Current Year                                                                    Other
                          Comprehensive      Common     Contributed     Retained         Treasury     Comprehensive
                          Income (Loss)       Stock       Capital       Earnings           Stock      Income(Loss)      Total
                          -------------       -----       -------       --------           -----      ------------      -----
Balance at
  September 29, 2001                       $   124     $    40,878      $(37,609)     $   (2,247)   $   (14,130)    $   (12,984)
Compensation earned
  Related to stock
  Options                                        -             271             -               -              -             271
Comprehensive
  Income(loss):
  Net income (loss) for
  three months ended
  December 29, 2001        $   (5,233)           -               -        (5,233)              -              -          (5,233)
  Foreign currency
  Translation
  adjustment                   (2,754)           -               -             -               -         (2,754)         (2,754)
  Gain (loss) on
  derivative
  instruments                     (31)           -               -             -               -            (31)            (31)
                           ----------    ---------    ------------      ----------    -----------   -----------    ------------
  Total comprehensive
  Income (loss)            $   (8,018)
                           ==========
Balance at
  December 29, 2001                        $   124     $    41,149    $  (42,842)    $    (2,247)   $   (16,915)    $   (20,731)
                                           =======     ===========    ==========     ===========   ============     ===========

Included in Accumulated Other Comprehensive Income (Loss) at December 29, 2001 was a $16.9 million loss related to foreign currency translation adjustment and a $7,000 loss related to derivative instruments.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001
                                  (Unaudited)



NOTE G - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

                                                                                   Three Months Ended
                                                                          ---------------------------------------
                                                                             December 29,          December 30,
                                                                                 2001                  2000
                                                                          -----------------     -----------------
Current tax provision:
     Federal                                                              $               -     $               5
     State                                                                               13                    19
     Foreign                                                                            814                 2,435
                                                                          -----------------     -----------------
Total current tax provision                                                             827                 2,459

Deferred tax provision:
     Federal                                                                              -                (2,519)
     State                                                                                -                  (297)
     Foreign                                                                            115                   168
                                                                          -----------------     -----------------
Total deferred tax provision                                                            115                (2,648)
                                                                          -----------------     -----------------
Total provision for income taxes                                          $             942     $            (189)
                                                                          =================     =================

The Company's overall tax rate differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating losses. The result is an overall tax expense rate which is higher than the statutory rate.

At December 29, 2001, the Company had outstanding net operating loss carryforwards ("NOLs") for U.S. federal tax purposes of approximately
$117.2 million and state tax purposes of approximately $97.5 million. The federal NOLs will expire in years 2019-2021, and the state NOLs will expire in years 2002-2017. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $16.6 million related to domestic operating income losses has been established since it is more likely than not that some portion of the deferred tax assets will not be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001

                                  (Unaudited)



NOTE H - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

In the fourth quarter of fiscal 2001, the Company announced additional actions (the "Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives") taken as a result of the very difficult business environment which the Company continued to operate in throughout fiscal 2001. The Company's goal in taking these actions was future loss avoidance, cost reduction, production capacity rationalization and increased cash flow. The principal manufacturing initiatives included discontinuation of G&L Service Company, the Company's garment making operations in Mexico, and the consolidation of its greige fabrics operations. The discontinuation of G&L Service Company included the closure of the Dimmit facilities in Piedras Negras, Mexico, the Alta Loma facilities in Monclova, Mexico and the Eagle Pass Warehouse in Eagle Pass, Texas. The consolidation of its greige fabrics operations included the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility. In addition to the principal manufacturing initiatives above, the Company also provided for the reduction of approximately 5% of its salaried overhead employees.

In the fourth quarter of fiscal 2001, the Company recorded $63.4 million before taxes of plant closing and impairment charges and $4.9 million before taxes of losses related to completing garment customer orders all related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The components of the plant closing and impairment charges included $30.4 million for goodwill impairments, $20.3 million for fixed asset impairments, $7.5 million for severance expense and $5.2 million for the write-off of leases and other exit costs. In the December quarter 2001, the Company recorded a change in estimate that increased the fixed asset impairment charge by $0.2 million and decreased the plant closing costs by $1.3 million.

Approximately 3,300 Mexican employees and 500 U.S. employees were terminated as a result of the initiatives. All production at the affected facilities ceased in early September 2001 by which time substantially all the affected employees were terminated. During the first quarter of fiscal 2001, the Company sold its Asheboro, North Carolina facility and related equipment as well as a portion of the G&L Service Company equipment. The Company expects that the sale of the remainder of the real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take 12 months or longer to complete.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001

                                  (Unaudited)




NOTE H - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the year ended September 29, 2001 (in thousands):

                                              Accrual                                                                Accrual
                                             Balance at                                                            Balance at
                                            September 29,              Cash                  Change in            December 29,
                                               2001                  Payments                Estimate                  2001
                                          ---------------          ---------------        --------------         ----------------

Severance benefits                        $          1,992         $         (674)        $            -         $          1,318
Lease cancellation
and other                                            5,027                 (2,098)                (1,338)                   1,591
                                          ----------------         --------------         --------------         ----------------
                                          $          7,019         $       (2,772)        $       (1,338)        $          2,909
                                          ================         ==============         ==============         ================


The Company incurred run-out expenses totaling $2.2 million in the December quarter of fiscal 2002. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

In August 2001, the Company amended its Senior Credit Facility (as defined herein) to, among other things, exclude from covenant calculations the charges related to the Fiscal 2001 Strategic Initiatives discussed above. See Note C - Long-term Debt.

NOTE I - Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives (the "Fiscal 2000 Strategic Initiatives") aimed at increasing the Company's competitiveness and profitability by reducing costs. The initiatives include completing a joint venture in Mexico, closing two of the Company's plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. During fiscal 2001, the Company recorded a change in estimate for severance benefits that

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001
                                  (Unaudited)



NOTE I - Fiscal 2000 Strategic Initiatives (Continued)

reduced the plant closing charge by $0.6 million. All production at the affected facilities ceased during the December quarter of fiscal 2000. Of the 1,370 employees to be terminated as a result of the Fiscal 2000 Strategic Initiatives, substantially all have been terminated as of September 29, 2001. Severance payments have been made in either a lump sum or over a maximum period of up to eighteen months. During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at the Erwin facility and the Brighton facility. The Company expects that the sale of the remaining real estate and equipment related to the Fiscal 2000 Strategic Initiatives could take 12 months or longer to complete.

The table below summarizes the activity related to the plant closing accruals for the three months ended December 29, 2001 (in thousands):

                                         Accrual Balance at                          Accrual Balance at
                                           September 29,              Cash               December 29,
                                               2001                 Payments                 2001
                                       ----------------------      ---------------    ------------------
Severance benefits                     $          1,817           $         (685)     $           1,132
Lease cancellation
  and other                                       2,402                     (272)                 2,130
                                       ----------------           --------------      -----------------
                                       $          4,219           $         (957)     $           3,262
                                       ================           ==============      =================

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001
                                  (Unaudited)



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

Information about the Company's operations in its different industry segments for the three months ended December 29, 2001 and December 30, 2000 is as follows (in thousands):

                                                     Three Months Ended
                                             ---------------------------------
                                               December 29,     December 30,
                                                   2001               2000
                                             ---------------    --------------
   Net Sales to External Customers
       Galey & Lord Apparel                  $       58,972    $      107,556
       Swift Denim                                   43,961            78,604
       Klopman International                         29,744            31,824
       Home Fashion Fabrics                           3,769             3,701
                                             --------------    --------------
       Consolidated                          $      136,446    $      221,685
                                             ==============    ==============

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001
                                  (Unaudited)



NOTE J - Segment Information (Continued)

                                                                                  Three Months Ended
                                                                       ------------------------------------
                                                                          December 29,        December 30,
                                                                              2001                2000
                                                                       ---------------        -------------
   Operating Income (Loss)(1)(2)
       Galey & Lord Apparel                                             $       (2,016)      $        6,381
       Swift Denim                                                              10,497                7,433
       Klopman International                                                       690                2,003
       Home Fashion Fabrics                                                     (1,081)              (1,109)
       Corporate                                                                (1,507)                (260)
                                                                        --------------       --------------
                                                                                 6,583               14,448
   Interest expense                                                             13,200               16,431
   Income from associated companies(3)                                          (2,326)              (1,864)
                                                                        --------------       --------------
   Income (loss) before income taxes                                    $       (4,291)      $         (119)
                                                                        ==============       ==============

   Assets(4)
       Galey & Lord Apparel                                             $      239,187       $      286,414
       Swift Denim                                                             325,122              357,004
       Klopman International                                                   105,157              116,209
       Home Fashion Fabrics                                                      8,299               54,620
       Corporate                                                                56,619               58,840
                                                                        --------------       --------------
                                                                        $      734,384       $      873,087
                                                                        ==============       ==============

(1) December quarter 2001 operating income (loss) includes run-out charges and plant closing and impairment costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $0.3 million for Galey & Lord Apparel and $0.7 million for Home Fashion Fabrics.

(2) December quarter 2000 operating income (loss) includes run-out charges and plant closing costs related to the Fiscal 2000 Strategic Initiatives of $1.6 million for Galey & Lord Apparel and $0.3 million for Swift Denim.

(3) Net of amortization of $163 and $163, respectively.

(4) Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001
                                  (Unaudited)

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

                                                                         December 29, 2001
                                   -------------------------------------------------------------------------------------------------
                                                                            (in thousands)

                                                                               Non-
                                                        Guarantor            Guarantor
                                       Parent         Subsidiaries         Subsidiaries      Eliminations         Consolidated
                                       ------         ------------         ------------      ------------         ------------
Financial Position
Current assets:
   Trade accounts
     receivable                     $         -      $       72,185      $       34,266      $                -    $        106,451
   Inventories                                -             148,173              41,936                       -             190,109
   Other current
     assets                                 837               3,912              12,917                       -              17,666
                                   ------------      --------------      --------------      ------------------    ----------------
       Total current
        assets                              837             224,270              89,119                       -             314,226

Property, plant and
  Equipment, net                              -             174,059              78,302                       -             252,361

Intangibles                                   -             113,840                   -                       -             113,840

Other assets                             34,764               5,644              39,014                 (25,465)             53,957
                                   ------------      --------------      --------------      ------------------    ----------------
                                    $    35,601      $      517,813      $      206,435      $          (25,465)   $        734,384
                                    ===========      ==============      ==============      ==================    ================

Current liabilities:
   Trade accounts
     payable                        $         -      $       24,166      $       16,204        $              -    $         40,370
   Accrued
     liabilities                         22,529              21,273              11,343                     (16)             55,129
   Other current
     liabilities                          2,083               1,701               7,127                       -              10,911
                                   ------------      --------------      --------------      ------------------    ----------------
      Total current
         liabilities                     24,612              47,140              34,674                     (16)            106,410

Net intercompany
  balance                              (577,362)            598,312             (20,950)                      -                   -
Long-term debt                          611,874               5,693              14,965                       -             632,532
Other non-current
  liabilities                            (2,792)              7,586              11,379                       -              16,173

Stockholders' equity
  (deficit)                             (20,731)           (140,918)            166,367                 (25,449)            (20,731)
                                   -------------     --------------      --------------      ------------------    ----------------


                                    $    35,601      $      517,813      $      206,435      $          (25,465)   $        734,384
                                    ===========      ==============      ==============      ==================    ================

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001
                                  (Unaudited)




NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                         December 30, 2000
                                   ------------------------------------------------------------------------------------------
                                                                            (in thousands)

                                                                               Non-
                                                        Guarantor            Guarantor
                                       Parent         Subsidiaries         Subsidiaries      Eliminations        Consolidated
                                       ------         ------------         ------------      ------------        ------------
Financial Position
------------------
Current assets:
   Trade accounts
     receivable                  $         -            $ 123,570          $  42,06$                -            $ 165,632
   Inventories                             -              134,832             38,618                -              173,450
   Other current
     assets                              3,673             17,456             16,446                -               37,575
                                     ---------          ---------          ---------          ---------          ---------
       Total current
        assets                           3,673            275,858             97,126                -              376,657

Property, plant and
  equipment, net                           -              209,028             90,186                -              299,214

Intangibles                                -              148,188                -                  -              148,188

Other assets                           205,799              7,517             33,226           (197,514)            49,028
                                     ---------          ---------          ---------          ---------          ---------
                                     $ 209,472          $ 640,591          $ 220,538          $(197,514)         $ 873,087
                                     =========          =========          =========          =========          =========

Current liabilities:
   Trade accounts
     payable                         $      40          $  36,322          $  22,600 $              -            $  58,962
   Accrued
     liabilities                        27,011             21,072             15,450                (13)            63,520
   Other current
     liabilities                         5,692             (2,638)             4,118                -                7,172
                                     ---------          ---------          ---------          ---------          ---------
       Total current
         liabilities                    32,743             54,756             42,168                (13)           129,654

Net intercompany
balance                               (506,087)           582,350            (76,263)               -                  -
Long-term debt                         621,413              6,421              2,184                -              630,018
Other non-current
  liabilities                              963             42,577             10,487             (1,052)            52,975

Stockholders' equity
    (deficit)                           60,440            (45,513)           241,962           (196,449)            60,440
                                     ---------          ---------          ---------          ---------          ---------
                                     $ 209,472          $ 640,591          $ 220,538          $(197,514)         $ 873,087
                                     =========          =========          =========          =========          =========

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001

                                  (Unaudited)



NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                    Three Months Ended December 29, 2001
                                          ----------------------------------------------------------------------------------
                                                                                 (in thousands)

                                                                                   Non-
                                                            Guarantor            Guarantor
                                           Parent         Subsidiaries         Subsidiaries      Eliminations   Consolidated
                                           ------         ------------         ------------      ------------   ------------

Results of Operations
---------------------

Net sales                                $       -           $  95,698         $  41,987         $  (1,239)        $ 136,446

Gross profit                                     -               7,308             4,258               -              11,566

Operating income (loss)                       (1,314)            4,760             3,137               -               6,583

Interest expense,
  income taxes and
    other, net                                (5,373)           17,890              (701)              -              11,816

Net income (loss)                          $   4,059         $ (13,130)        $   3,838         $     -           $  (5,233)




                                                                    Three Months Ended December 30, 2000
                                          ----------------------------------------------------------------------------------
                                                                                 (in thousands)

                                                                                Non-
                                                            Guarantor         Guarantor
                                           Parent         Subsidiaries      Subsidiaries   Eliminations     Consolidated
                                           ------         ------------      ------------   ------------     ------------

Results of Operations
---------------------

Net sales                             $        -         $ 170,829         $  63,781        $ (12,925)        $ 221,685

Gross profit                                   -            12,320             9,464                -            21,784

Operating income (loss)                     (269)            7,714             7,003                -            14,448

Interest expense,
  income taxes and
    other, net                                37            14,193             1,008             (860)           14,378

Net income (loss)                      $    (306)        $  (6,479)        $   5,995        $     860         $      70


                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001

                                  (Unaudited)



NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                Three Months Ended December 29, 2001
                                     ----------------------------------------------------------------------------------------------
                                                                             (in thousands)

                                                                                Non-
                                                         Guarantor            Guarantor
                                       Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                       ------          ------------         ------------         ------------         ------------
Cash Flows
----------

Cash provided by
  (used in) operating
  activities                        $    1,434        $      (6,659)       $       3,119       $        (12)         $      (2,118)

Cash provided by
  (used in) investing
  activities                                 -                2,192                7,766             (8,293)                 1,665

Cash provided by
  (used in) financing
  activities                            (1,434)               1,463              (10,427)             8,304                 (2,094)

Effect of exchange
  rate change on cash
  and cash equivalents                       -                    -                 (113)                 -                   (113)
                                   -----------      ---------------      ---------------      -------------        ---------------

Net change in cash
  and cash equivalents                       -               (3,004)                 345                 (1)                (2,660)

Cash and cash
  equivalents at
  beginning of period                        5                4,623                4,529                  -                  9,157
                                   -----------      ---------------      ---------------      -------------        ---------------

Cash and cash
  equivalents at end
  of period                        $         5      $         1,619      $         4,874      $          (1)       $         6,497
                                   ===========      ===============      ===============      =============        ===============

                               GALEY & LORD, INC.

                   Notes to Consolidated Financial Statements
                               December 29, 2001
                                  (Unaudited)



NOTE K - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                 Three Months Ended December 30, 2000
                                      ---------------------------------------------------------------------------------------------
                                                                              (in thousands)

                                                                                 Non-
                                                          Guarantor            Guarantor
                                        Parent          Subsidiaries         Subsidiaries         Eliminations         Consolidated
                                        ------          ------------         ------------         ------------         ------------

Cash Flows
----------
Cash provided by
  (used in) operating
  activities                         $    6,117        $      17,276        $       1,768       $       (509)         $      24,652

Cash provided by
  (used in) investing
  activities                              2,731               (2,900)              (4,340)               662                 (3,847)

Cash provided by
  (used in) financing
  activities                             (8,848)             (12,459)               2,635               (153)               (18,825)

Effect of exchange
  rate change on cash
  and cash equivalents                        -                    -                  292                  -                    292
                                    -----------      ---------------      ---------------      -------------        ---------------

Net change in cash
  and cash equivalents                        -                1,917                  355                  -                  2,272

Cash and cash
  equivalents at
  beginning of period                        10                4,194                5,437                  -                  9,641
                                    -----------      ---------------      ---------------      -------------        ---------------

Cash and cash
  equivalents at end
  of period                         $        10      $         6,111      $         5,792      $           -        $        11,913
                                    ===========      ===============      ===============      =============        ===============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's operations are primarily classified into four operating segments:
(1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three months ended December 29, 2001 and December 30, 2000 for each segment are shown below:

                                                                                         Three Months Ended
                                                                             --------------------------------------
                                                                               December 29,           December 30,
                                                                                    2001                   2000
                                                                             ------------------      --------------
                                                                                       (Amounts in thousands)
Net Sales per Segment
      Galey & Lord Apparel                                                  $       58,972          $      107,556
      Swift Denim                                                                   43,961                  78,604
      Klopman International                                                         29,744                  31,824
      Home Fashion Fabrics                                                           3,769                   3,701
                                                                            --------------          --------------
      Total                                                                 $      136,446          $      221,685
                                                                            ==============          ==============
Operating Income (Loss) per Segment As
Reported
      Galey & Lord Apparel                                                  $       (2,016)         $        6,381
      Swift Denim                                                                   10,497                   7,433
      Klopman International                                                            690                   2,003
      Home Fashion Fabrics                                                          (1,081)                 (1,109)
      Corporate                                                                     (1,507)                   (260)
                                                                            --------------          --------------
                                                                            $        6,583          $       14,448
                                                                            ==============          ==============
Operating Income (Loss) per Segment Excluding
Strategic Initiatives
      Galey & Lord Apparel                                                  $       (1,708)         $        7,997
      Swift Denim                                                                   10,497                   7,767
      Klopman International                                                            690                   2,003
      Home Fashion Fabrics                                                            (360)                 (1,109)
      Corporate                                                                     (1,507)                   (260)
                                                                            --------------          --------------
                                                                            $        7,612          $       16,398
                                                                            ==============          ==============

December Quarter 2001 Compared to December Quarter 2000

Net Sales

Net sales for the December quarter 2001 (first quarter of fiscal 2002) were $136.4 million as compared to $221.7 million for the December quarter 2000 (first quarter of fiscal 2001).

Galey & Lord Apparel Galey & Lord Apparel's net sales for the December quarter 2001 were $59.0 million, a $48.6 million decrease as compared to the December quarter 2000 net sales of $107.6 million. The decrease in net sales was primarily attributable to a 31% decrease in fabric sales volume. Approximately $19 million of the decrease was due to the discontinuation in September 2001 of the Company's garment making operations announced as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The remainder of the decrease was due to the continuing difficult domestic retail environment and a reduction in average selling prices. Overall, average selling prices, inclusive of product mix changes, declined approximately 9.1%.

Swift Denim Swift Denim's net sales for the December quarter 2001 were $44.0 million as compared to $78.6 million in the December quarter 2000. The $34.6 million decrease was primarily attributable to a 43% decrease in volume and a 1.4% decline in selling prices. Approximately $8.8 million of the volume decrease is due to the reduction in manufacturing capacity resulting from the closure of the Erwin, North Carolina Facility in December 2000. The remainder of the decrease is due to the decline in demand at retail.

Klopman International Klopman International's net sales for the December quarter 2001 were $29.7 million, a $2.1 million decline as compared to the December quarter 2000 net sales of $31.8 million. The decline was primarily attributable to a 5.7% decline in selling prices, a 2.7% decrease in sales volume and $0.4 million of foreign currency transaction exchange losses on sales not denominated in Euros. These decreases were partially offset by a 3.2% increase in net sales due to exchange rate changes used in translation.

Home Fashion Fabrics Net sales for Home Fashion Fabrics for the December quarter 2001 were $3.8 million compared to $3.7 million for the December quarter 2000. The $0.1 million increase in net sales primarily resulted from changes in product mix offset by lower selling prices and volume.

Operating Income

Operating income for the December quarter 2001 was $6.6 million as compared to $14.4 million for the December quarter 2000. Excluding the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the December quarter 2001 operating income would have been $7.6 million. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, the December quarter 2000 operating income would have been $16.4 million.

Galey & Lord Apparel Galey & Lord Apparel's operating loss was $2.0 million for the December quarter 2001 as compared to an operating income of $6.4 million for the December quarter 2000. Excluding the run-out costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Galey & Lord Apparel's operating loss for the December quarter 2001 would have been $1.7 million as compared to an operating income of $8.0 million for the December quarter 2000 excluding the Fiscal 2000 Strategic Initiatives. The decrease is principally a result of reduced sales and manufacturing volume due to a continuing decline in the market and foreign price competition, lower selling prices and change in product mix.

Swift Denim December quarter 2001 operating income for Swift Denim was $10.5 million, a $3.1 million increase as compared to the December quarter 2000 operating income of $7.4 million. Excluding the run-out costs related to the Fiscal 2000 Strategic Initiatives, operating income for the December quarter 2000 would have been $7.8 million. The increase in Swift Denim's operating income principally reflects positive changes in product mix, lower utility costs, reduction of lower-of-cost-or-market (LCM) reserves due to the change in method of accounting for inventories to the last-in, first-out (LIFO) inventory method and lower fixed manufacturing costs due to the closure of the Erwin facility in December 2000. These improvements were partially offset by the impact of lower sales volume and selling prices. Swift also recognized a benefit curtailment gain of $3.4 million in the current quarter related to the curtailment of postretirement benefits for employees not retired as of December 31, 2001 compared to a gain of $2.4 million recognized in December 2000 quarter related to benefit curtailment at the Erwin facility.

Klopman International Klopman International's operating income in the December quarter 2001 decreased $1.3 million to $0.7 million as compared to the December quarter 2000 operating income of $2.0 million. The decrease principally reflects the impact of lower selling prices and volume partially offset by lower cost of raw materials and greige fabric as well as a cost reduction program implemented in the first quarter of fiscal 2002 impacting manufacturing overhead and selling, general and administrative expenses. In addition, Klopman International's results were negatively impacted by $0.4 million of foreign currency transaction exchange losses on sales not denominated in Euros.

Home Fashion Fabrics Home Fashion Fabrics reported an operating loss of $1.1 million for both the December quarter 2001 and December quarter 2000. Excluding the costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Home Fashion Fabrics' operating loss would have been $0.4 million. The decrease in operating loss is principally a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives.

Corporate The corporate segment reported an operating loss for the December quarter 2001 of $1.5 million as compared to an operating loss for the December quarter 2000 of $0.3 million. The increase in the operating loss is primarily due to financial consultant expenses incurred in the first quarter of fiscal 2002. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies.

Income from Associated Companies

Income from associated companies was $2.3 million in the December quarter 2001 as compared to $1.9 million in the December quarter 2000. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $13.2 million for the December quarter 2001 compared to $16.4 million for the December quarter 2000. The decrease in interest expense was primarily due to lower prime and LIBOR base rates in the December quarter 2001 as compared to the December quarter 2000. The average interest rate paid by the Company on its bank debt in the December quarter 2001 was 7.6% per annum as compared to 9.6% per annum in the December quarter 2000.

Income Taxes

The Company's overall tax rate for the December quarter 2001 differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating losses. The result is an overall tax expense rate which is higher than the statutory rate.

Net Income (Loss) and Net Income (Loss) Per Share

Net loss for the December quarter 2001 was $5.2 million or $.44 per common share, compared to a net loss for the December quarter 2000 of $0.1 million or $.01 per common share. Excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company's net loss for the December quarter 2001 would have been $4.2 million or $.35 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for the December quarter 2000 would have been $1.3 million or $.11 per share.

Order Backlog

The Company's order backlog at December 29, 2001 was $85.9 million, a 55% decrease from the December 30, 2000 backlog of $190.3 million. The decline in order backlog is due to lower demand as a result of the difficult domestic retail environment, as well as decreased visibility due to shortened lead times. Over the past several years, many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not be as meaningful as they have in the past with regard to the Company's future sales.

Liquidity and Capital Resources

The Company and its subsidiaries had cash and cash equivalents totaling $6.5 million and $11.9 million at December 29, 2001 and December 30, 2000, respectively. As of December 29, 2001, the Company had a total of $7.2 million of revolving credit borrowing availability under its Senior Credit Facility (as discussed below) and a total of U.S. $2.8 million of revolving credit borrowing availability under the Canadian Loan Agreement (as defined below).

During the December quarter 2001, the Company primarily utilized its available cash and revolving credit borrowings under its Senior Credit Facility to fund the Company's operating and investing requirements.

In October 2001, the Company retained Houlihan Lokey Howard & Zukin Capital ("Houlihan"). Houlihan is assisting the Company in evaluating its strategic alternatives regarding the potential restructuring of its outstanding debt. On January 24, 2002, the Company amended its Senior Credit Facility to provide for an overadvance of $10 million, none of which has been drawn as of February 15, 2002. The overadvance amendment will expire on February 23, 2002 unless otherwise extended. The Company is in discussion with it senior lenders and its subordinated note holders regarding the Company's financial structure.

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

The Company's obligations under the Senior Credit Facility, as amended pursuant to the July 1999 Amendment, are secured by substantially all of the assets of the Company and each of its domestic subsidiaries (including a lien on all real property owned in the United States), a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom. Based on fiscal 2001 results, the Company is not required to make Excess Cash Flow payment with respect to fiscal 2001.

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

The Senior Credit Facility contains certain covenants, including, without limitation, those limiting the Company's and its subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, make certain investments or pay dividends. In addition, the Senior Credit Facility requires the Company to meet certain financial ratio tests and limits the amount of capital expenditures which the Company and it's subsidiaries may make in any fiscal year.

The Company was in full compliance with all of its lenders' covenants as of December 29, 2001. However, due to the poor retail environment, the Company expects to report a loss for the March 2002 quarter. Accordingly, the Company anticipates that it may not be in compliance with certain of the financial covenants in the Senior Credit Facility as of March 30, 2002. If the Company violates the financial or other covenants contained in its Senior Credit Facility or in the indenture governing the outstanding Notes, the Company will be in default under the Senior Credit Facility and/or the indenture. If a default occurs and is not waived by the lenders, the lenders could seek remedies against the Company, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt.

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

Tax Matters

At December 29, 2001, the Company had outstanding net operating loss carryforwards ("NOLs") for U.S. federal tax purposes of approximately $117.2 million and state tax purposes of appproximately $97.5 million. The federal NOLs will expire in years 2019-2021 if unused, and the state NOLs will expire in years 2002-2017 if unused. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $16.6 million related to domestic operating income losses has been established since it is more likely than not that some portion of the deferred tax asset will not be realized. This review, along with the timing of the reversal of its temporary differences and the expiration dates of the NOLs, were also considered in reaching this conclusion.

Other

The Company expects to spend approximately $12 million for capital expenditures in fiscal 2002, of which $2.3 million was spent in the first three months of fiscal 2002. The Company anticipates that approximately 15% of the forecasted capital expenditures will be used to increase the Company's capacity while the remaining 85% will be used to maintain existing capacity.

There can be no assurance that the Company's cash requirements, including working capital and capital expenditure needs, will be met through funds generated from operations, through revolving credit borrowings and overadvances under the Company's Senior Credit Facility in the near term. In addition, from time to time, the Company uses borrowings under secured and unsecured bank loans, through capital leases or through operating leases for various equipment purchases.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the Euro. Between January 1, 1999 and December 31, 2001, the Euro was used solely for non-cash transactions. During that time period, the Euro traded on currency exchanges and was the basis of valuing legacy currencies which continued to be legal tender. Beginning January 1, 2002, the participating countries began issuing new Euro-denominated bills and coins for use in cash transactions, and no later than July 1, 2002, will withdraw all bills and coins denominated in the legacy currencies. The legacy currencies will then no longer be legal tender for any transactions.

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

Forward Looking Statements

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief of current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, the level of the Company's indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein, or in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company's market risk sensitive instruments by major category at September 29, 2001 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of December 29, 2001, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of December 29, 2001 would have a negative impact of approximately $1.7 million.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency forward contracts that hedge forecasted sales and purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the quarter ended December 29, 2001 and is included in cost of sales in the consolidated statement of income.

At December 29, 2001, the Company expects to reclassify approximately $15,000 of pre-tax losses ($7,000 after-tax) on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur.

Fair Value Hedging Strategy

The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the quarter ended December 29, 2001 and is included in cost of sales in the consolidated statement of income.

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

Item 4.  Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.  Other Information (not applicable)

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

         (b) Reports on Form 8-K - The Registrant filed a Form 8-K on January 8, 2002 announcing the suspension of trading of the Company's common stock on the NYSE and the commencement of trading of the Company's common stock on the OTC Bulletin Board.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Galey & Lord, Inc.
                                         ---------------------------------------
                                                     (Registrant)




                                         /s/ Leonard F. Ferro
                                         ---------------------------------------
                                         Leonard F. Ferro
                                         Vice President

February 15, 2002
-----------------
     Date

                                  EXHIBIT INDEX

Exhibit                                                         Sequential
Number            Description                                    Page No.
-------           -----------                                -----------------


10.73 Ninth Amendment and Consent to the Credit Agreement dated January 24, 2002 among the Company, G&L Industries, Inc., the other Domestic Subsidiaries of the Company and First Union National Bank, as agent and lender, and the other lenders' party thereto.


10.74             Ernst & Young LLP Preferability Letter