Form 10-Q
period 2002-03-30
GALEY & LORD INC
filed 2002-05-14
CIK 884124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002
                               --------------

                                       OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  --------------

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

Common Stock, $.01 Par Value - 11,996,966 shares as of May 10, 2002.

                                                        Exhibit Index at page 54

INDEX

                               GALEY & LORD, INC.

                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----
------------------------------

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets --                                 3
               March 30, 2002, March 31, 2001
               and September 29, 2001

               Consolidated Statements of Operations --                       4
               Three months and six months ended
               March 30, 2002 and March 31, 2001

               Consolidated Statements of Cash Flows --                       5
               Six months ended March 30, 2002 and
               March 31, 2001

               Notes to Consolidated Financial Statements --               6-29
               March 30, 2002

Item 2.        Management's Discussion and Analysis of                    30-49
               Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative Disclosures About             50-51
               Market Risk

PART II. OTHER INFORMATION
--------------------------

Item 1.        Legal Proceedings                                             52

Item 2.        Changes in Securities and Use of Proceeds                     52

Item 3.        Defaults upon Senior Securities                               52

Item 4.        Submission of Matters to a Vote of Security                   52
               Holders

Item 5.        Other Information                                             52

Item 6.        Exhibits and Reports on Form 8 - K                            52

SIGNATURES                                                                   53
----------


EXHIBIT INDEX                                                                54
-------------

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. FINANCIAL STATEMENTS

                                      GALEY & LORD, INC.
                                   (DEBTORS-IN-POSSESSION)
                                 CONSOLIDATED BALANCE SHEETS
                                    (Amounts in thousands)

                                                       March 30,     March 31,   September 29,
                                                         2002          2001          2001
ASSETS                                                (Unaudited)   (Unaudited)        *
------                                                -----------   -----------   -----------
Current assets:
  Cash and cash equivalents                           $    28,401   $    14,246   $     9,157
  Trade accounts receivable                               141,105       178,493       145,366
  Sundry notes and accounts receivable                      4,990         4,573         4,802
  Inventories                                             175,827       167,327       166,820
  Income taxes receivable                                   3,589         2,346         2,945
  Deferred income taxes                                        --        13,402            --
  Prepaid expenses and other current assets                 8,170         3,110         4,371
                                                      -----------   -----------   -----------
    Total current assets                                  362,082       383,497       333,461
Property, plant and equipment, at cost                    421,093       479,412       455,909
Less accumulated depreciation and amortization           (178,819)     (185,276)     (191,471)
                                                      -----------   -----------   -----------
                                                          242,274       294,136       264,438
Investments in and advances to associated companies        39,169        35,316        38,897
Deferred charges, net                                       6,901        12,512        12,039
Other non-current assets                                    1,636         1,632         1,506
Intangibles, net                                          113,015       146,985       114,374
                                                      -----------   -----------   -----------
                                                      $   765,077   $   874,078   $   764,715
                                                      ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Liabilities not subject to compromise:
  Current liabilities:
    Long-term debt - current                          $   334,648   $     4,787   $     4,670
    Trade accounts payable                                 33,273        63,252        53,503
    Accrued salaries and employee benefits                 21,330        27,220        22,759
    Accrued liabilities                                    26,651        30,377        35,529
    Income taxes payable                                    6,473         5,234         5,600
                                                      -----------   -----------   -----------
      Total current liabilities                           422,375       130,870       122,061
  Long-term liabilities:
    Long-term debt                                         35,278       640,475       634,821
    Other long-term liabilities                            12,845        18,723        17,814
                                                      -----------   -----------   -----------
      Total long-term liabilities                          48,123       659,198       652,635

  Deferred income taxes                                     3,251        29,837         3,003
                                                      -----------   -----------   -----------

Total liabilities not subject to compromise               473,749       819,905       777,699

Liabilities subject to compromise                         328,568            --            --

Stockholders' equity (deficit):
  Common stock                                                124           124           124
  Contributed capital in excess of par value               41,419        40,337        40,878
  Retained Earnings (Accumulated deficit)                 (58,712)       32,801       (37,609)
  Treasury stock, at cost                                  (2,247)       (2,247)       (2,247)
  Accumulated other comprehensive income (loss)           (17,824)      (16,842)      (14,130)
                                                      -----------   -----------   -----------
    Total stockholders' equity (deficit)                  (37,240)       54,173       (12,984)
                                                      -----------   -----------   -----------
                                                      $   765,077   $   874,078   $   764,715
                                                      ===========   ===========   ===========

*Condensed from audited financial statements


                 See accompanying notes to consolidated financial statements.

                                   GALEY & LORD, INC.
                                 (DEBTORS-IN-POSSESION)
                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (Amounts in thousands except per share data)

                                          Three Months Ended         Six Months Ended
                                        ----------------------    ----------------------
                                        March 30,    March 31,    March 30,    March 31,
                                          2002         2001         2002         2001
                                        ---------    ---------    ---------    ---------
Net sales                               $ 167,982    $ 231,707    $ 304,428    $ 453,392
Cost of sales                             156,936      208,460      281,816      408,361
                                        ---------    ---------    ---------    ---------
Gross profit                               11,046       23,247       22,612       45,031
Selling, general and administrative
  expenses                                  7,952        8,639       16,640       17,559
Amortization of intangibles                   823        1,202        1,639        2,390
Plant closing costs                           706         (142)        (440)        (587)
Net gain on benefit plan
  curtailments                                 --           --       (3,375)      (2,327)
                                        ---------    ---------    ---------    ---------
Operating income                            1,565       13,548        8,148       27,996
Interest expense (contractual
  interest of $12,718 and $25,918 for
  the three and six months ended
  March 30, 2002, respectively)             9,372       15,368       22,572       31,799

Equity in (income) loss from
  associated companies                     (1,914)      (1,874)      (4,240)      (3,738)
                                        ---------    ---------    ---------    ---------
Income (loss) before reorganization
  items and income taxes                   (5,893)          54      (10,184)         (65)

Reorganization items                        9,881           --        9,881           --
Income tax expense (benefit):
  Current                                     (36)       2,975          791        5,434
  Deferred                                    132       (3,115)         247       (5,763)
                                        ---------    ---------    ---------    ---------
Net income (loss)                       $ (15,870)   $     194    $ (21,103)   $     264
                                        =========    =========    =========    =========

Net income (loss) per common share:
Basic:
  Average common shares outstanding        11,997       11,984       11,997       11,973

  Net income (loss) per common share
    - Basic                             $   (1.32)   $     .02    $   (1.76)   $     .02
                                        =========    =========    =========    =========
Diluted:
  Average common shares outstanding        11,997       12,015       11,997       12,000
  Net income (loss) per common share
    - Diluted                           $   (1.32)   $     .02    $   (1.76)   $     .02
                                        =========    =========    =========    =========

                 See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                 Six Months Ended
                                                               ---------------------
                                                               March 30,   March 31,
                                                                 2002        2001
                                                               ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                            $ (21,103)  $     264
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation of property, plant and equipment                 14,844      16,341
    Amortization of intangible assets                              1,642       2,391
    Amortization of deferred charges                               1,827       1,477
    Deferred income taxes                                            248      (5,763)
    Non-cash compensation                                            541         664
    (Gain)/loss on disposals of property, plant
      and equipment                                                   46          41
    Undistributed income from associated companies                (4,240)     (3,738)
    Impairment of fixed assets                                       898          --
    Plant closing costs                                               --        (587)
    Net gain on benefit plan curtailments                         (3,459)     (2,327)
    Non-cash reorganization write-offs                             7,690          --
    Other                                                             --         166
  Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable - net               2,979      18,014
    (Increase)/decrease in sundry notes & accounts
      receivable                                                      69       1,283
    (Increase)/decrease in inventories                           (10,133)     (1,265)
    (Increase)/decrease in prepaid expenses and other
      current assets                                              (3,923)        835
    (Increase)/decrease in other non-current assets                 (140)        101
    (Decrease)/increase in accounts payable - trade               (5,480)      3,522
    (Decrease)/increase in accrued liabilities                    10,290      (3,693)
    (Decrease)/increase in income taxes payable                      276       4,176
    (Decrease)/increase in other long-term liabilities              (131)     (2,561)
    (Decrease)/increase in plant closing costs                    (6,690)     (6,821)
                                                               ---------   ---------
Net cash provided by (used in) operating activities              (13,949)     22,520
Cash flows from investing activities:
  Property, plant and equipment expenditures                      (3,689)    (13,250)
  Proceeds from sale of property, plant and equipment              5,805       1,301
  Distributions received from associated companies                 2,537       2,742
  Investment in affiliates                                            --      (1,148)
  Other                                                            2,213        (942)
                                                               ---------   ---------
Net cash provided by (used in) investing activities                6,866     (11,297)

Cash flows from financing activities:
  Increase/(decrease) in revolving line of credit                 14,313      14,490
  Principal payments on long-term debt                            (1,713)    (29,603)
  Issuance of long-term debt                                      17,303       9,000
  Payment of bank fees and loan costs                             (3,418)       (473)
                                                               ---------   ---------

Net cash provided by (used in) financing activities               26,485      (6,586)
Effect of exchange rate changes on cash and cash equivalents        (158)        (32)
                                                               ---------   ---------
Net increase/(decrease) in cash and cash equivalents              19,244       4,605

Cash and cash equivalents at beginning of period                   9,157       9,641
                                                               ---------   ---------

Cash and cash equivalents at end of period                     $  28,401   $  14,246
                                                               =========   =========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE A - Bankruptcy Filing

On February 19, 2002 (the "Filing Date"), Galey & Lord, Inc. (the "Company") and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for reorganization (the "Chapter 11 Filings" or the "Filings") under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors' direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and are not the subject of any bankruptcy proceedings.

During the pendency of the Filings, the Debtors remain in possession of their properties and assets and management continues to operate the businesses of the Debtors as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to operate their businesses, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and the opportunity for a hearing.

On February 19, 2002, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession ("DIP") financing with First Union National Bank (the "Agent") and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing.

Under the terms of the final DIP financing agreement (the "DIP Financing Agreement"), the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court and (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company's option, of either (i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or (ii) LIBOR

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

plus a margin of 3.25%. There is an unused commitment fee of either (A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) ..75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .5% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

Borrowings under the DIP Financing Agreement are guaranteed by each of the Debtor subsidiaries. In general, such borrowings constitute allowed super-priority administrative expense claims, and are secured by (i) a perfected first priority lien pursuant to Section 364(c)(2) of the Bankruptcy Code, upon all property of the Company and the Debtor subsidiaries that was not subject to a valid, perfected and non-avoidable lien on the Filing Date, (ii) a perfected junior lien, pursuant to Section 364(c)(3) of the Bankruptcy Code upon all property of the Company and the Debtor subsidiaries already subject to valid, perfected, non-avoidable liens, and (iii) a perfected first priority senior priming lien, pursuant to Section 364(d)(1) of the Bankruptcy Code, upon all property of the Company and the Debtor subsidiaries already subject to a lien that presently secures the Company's and the Debtor subsidiaries' pre-petition indebtedness under the existing pre-petition credit agreement, whether created prior to or after the Filing Date (subject to certain specific existing or subsequently perfected liens). This security interest is subject to certain explicit exceptions.

The DIP Financing Agreement contains covenants restricting the Company and the Debtor subsidiaries from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. The DIP Financing Agreement also provides for the mandatory prepayment of

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

The Bankruptcy Court has approved payment of certain of the Debtors' pre-petition obligations, including, among other things, employee wages, salaries, and benefits, and certain critical vendor and other business-related payments necessary to maintain the operation of their businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors in the bankruptcy proceedings and the restructuring of their businesses, and certain other "ordinary course" professionals. From time to time the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, "assumption" means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, "rejection" means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has approved the rejection of one executory contract and several unexpired leases, and the Debtors are in the process of reviewing their remaining executory contracts and unexpired leases to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Debtors have the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. Both of these exclusivity periods may be extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, among other things, no junior claim or interest receive or retain any property under the Plan until each holder of a senior claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

It is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the bankruptcy proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Since the Filing Date, the Debtors have conducted business in the ordinary course. Management is in the process of evaluating their operations as part of the development of a Plan. During the pendency of the Chapter 11 Filings, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 Filings will unfavorably affect the Debtors' results of operations. In addition, under the priority scheme established by the Bankruptcy Code, most, if not all, post-petition liabilities must be satisfied before most other creditors or interest holders, including stockholders, can receive any distribution on account of such claim or interest.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the company as a going concern is contingent upon, among other things, its ability to formulate a Plan which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Agreement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved Plan and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of March 30, 2002 are identified below (in thousands):

       9 1/8% Senior Subordinated Notes             $   300,000
       Interest accrued on above debt                    12,775
       Accounts payable                                  14,155
       Accrued expenses                                   1,638
                                                    -----------
                                                    $   328,568
                                                    ===========


Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

during the Chapter 11 Filings or that it is probable that it will be an allowed claim. During the March quarter 2002, the Company recognized a charge of $9.9 million associated with the Chapter 11 Filings. Approximately $7.7 million of this charge related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees. In addition, the Company incurred $2.2 million for fees payable to professionals retained to assist with the Chapter 11 Filings.

NOTE B - Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Company as of March 30, 2002 and the consolidated results of operations and cash flows for the periods ended March 30, 2002 and March 31, 2001. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE C - Inventories

The components of inventory at March 30, 2002, March 31, 2001, and September 29, 2001 consisted of the following (in thousands):

                                        March 30,     March 31,    September 29,
                                          2002          2001          2001
                                        ---------     ---------     ---------
Raw materials                           $   4,050     $   3,695     $   4,760
Stock in process                           16,734        30,154        19,015
Produced goods                            147,183       127,810       140,742
Dyes, chemicals and supplies               12,126        13,342        11,152
                                        ---------     ---------     ---------
                                          180,093       175,001       175,669
Adjust to LIFO cost                         8,461           248           757
Lower-of-cost-or-market reserves          (12,727)       (7,922)       (9,606)
                                        ---------     ---------     ---------
                                        $ 175,827     $ 167,327     $ 166,820
                                        =========     =========     =========

On September 30, 2001, the Company changed its method of accounting for inventories to last-in, first-out (LIFO) for its Swift Denim business which was acquired on January 28, 1998. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company's North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $2.0 million of lower-of-cost-or-market (LCM) reserves were reversed in the six months ended March 30, 2002 ($1.0 million in the first quarter of fiscal 2002) due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE D - Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                         March 30,      March 31,       September 29,
                                                           2002            2001              2001
                                                           ----            ----              ----
Long-term debt not subject to compromise:
 Long-term debt - current
   Debtor-in-possession financing ...................   $   9,800      $       -           $       -
   Senior Credit Facility:
     Revolving Credit Note ..........................     124,500              -                   -
     Term Loan B ....................................     112,955          1,298               1,219
     Term Loan C ....................................      80,128            921                 864
   Other borrowings with various rates and
       maturities ...................................       7,265          2,568               2,587
                                                        ---------      ---------           ---------
                                                          334,648          4,787               4,670
                                                        ---------      ---------           ---------

Long-term debt
   Senior Credit Facility:
     Revolving Credit Note ..........................           -        125,000             123,100
     Term Loan B ....................................           -        112,570             112,041
     Term Loan C ....................................           -         79,856              79,480
   9 1/8% Senior Subordinated Notes .................           -        298,962             299,037
   Canadian Loan:
     Revolving Credit Note ..........................       8,798          9,467               5,849
     Term Loan ......................................       5,185          6,984               6,105
   Italian Credit Agreements ........................      20,515          1,318               3,406
   Other borrowings with various rates and
       maturities ...................................         780          6,318               5,803
                                                        ---------      ---------           ---------
                                                           35,278        640,475             634,821
                                                        ---------      ---------           ---------
Total long-term debt not subject to compromise            369,926        645,262             639,491
                                                        ---------      ---------           ---------
Long-term debt subject to compromise:
   9 1/8% Senior Subordinated Notes .................     300,000              -                   -
                                                        ---------      ---------           ---------

                                                        $ 669,926      $ 645,262           $ 639,491
                                                        =========      =========           =========

Debtor-in-Possession Agreement

As discussed in Note A above, the Company and the Debtor subsidiaries entered into the DIP Financing Agreement pursuant to which the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). See Note A above for a description of the DIP Financing Agreement.

Pre-Petition Senior Credit Facility

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998, as amended (the "Senior Credit Facility"), with First Union National Bank, as agent and lender and its syndicate of lenders. The amendment became effective as of July 3, 1999 (the "July 1999 Amendment"). In August 2001, the Company amended the Senior Credit Facility (the "August 2001 Amendment") which, among other things, replaced the Adjusted Leverage Ratio covenant (as defined in the August 2001 Amendment) with a minimum EBITDA covenant (as defined in the August 2001 Amendment) until the Company's December quarter 2002, waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the August 2001 Amendment) until the Company's December quarter 2002 and modified the Company's covenant related to capital expenditures. The August 2001 Amendment also excludes, for covenant purposes, charges related to closure of facilities announced on July 26, 2001. The August 2001 Amendment also increased the interest rate spread on all borrowings under the Company's revolving line of credit and term loans by 100 basis points for the remainder of the term of its Senior Credit Facility. On January 24, 2002, the Company amended its Senior Credit Facility to provide for an overadvance of $10 million, none of which was drawn prior to the overadvance expiration on February 23, 2002.

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

As a result of the February 2001 funding of the Company's Canadian Loan Agreement (as defined below), the Company repaid $12.7 million principal amount of its U.S. term loan balance and reduced the maximum amount of

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE D - Long-Term Debt (Continued)

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

As a result of the Chapter 11 Filings, the Company and each of the Debtor subsidiaries are currently in default of the Senior Credit Facility. (See - Note A - Bankruptcy Filing)

Canadian Loan Agreement

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville's option, of either (i) the U.S. prime rate plus 0%, ..25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars ), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

Drummondville's obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville's ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At March 30, 2002, the Company was in compliance with the covenants of the Canadian Loan agreement.

NOTE E - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                        Three Months Ended      Six Months Ended
                                       --------------------   --------------------
                                       March 30,   March 31,  March 30,   March 31,
                                         2002        2001       2002        2001
                                       --------    --------   --------    --------
Numerator:
     Net income (loss)                 $(15,870)   $    194   $(21,103)   $    264
                                       ========    ========   ========    ========

Denominator:
     Denominator for basic earnings      11,997      11,984     11,997      11,973
       per share
     Effect of dilutive securities:
       stock options                         --          31         --          27
                                       --------    --------   --------    --------
     Diluted potential common shares
       denominator for diluted
       earnings per share -
       adjusted weighted average
       shares and assumed exercises      11,997      12,015     11,997      12,000
                                       ========    ========   ========    ========

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 161,149 shares and 85,450 shares of common stock were outstanding during the three months and six months ended March 30, 2002 and March 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 798,150 shares and 798,150 shares of common stock were outstanding during the three months and six months ended March 30, 2002 and March 31, 2001, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE F - Benefit Plans

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

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE G - Stockholders' Equity

Comprehensive income represents the change in stockholders' equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income, foreign currency translation adjustments and gains on derivative instruments. Total comprehensive income (loss) for the three and six months ended March 30, 2002 was $(16.8) million and $(24.8) million, respectively, and for the three and six months ended March 31, 2001 was $(6.6) million and $(2.1) million, respectively.

Activity in Stockholders' Equity is as follows (in thousands):

                                                                                   Accumulated
                        Current Year                                                  Other
                        Comprehensive   Common  Contributed Accumulated  Treasury Comprehensive
                        Income (Loss)   Stock     Capital     Deficit     Stock    Income(Loss)   Total
                        -------------  --------   --------   --------    --------  ------------  --------
Balance at
  September 29, 2001                   $    124   $ 40,878   $(37,609)   $ (2,247)   $(14,130)   $(12,984)
Compensation earned
  related to stock
  options                                    --        541         --          --          --         541
Comprehensive
  income(loss):
Net income (loss) for
  six months ended
  March 30, 2002           $(21,103)         --         --    (21,103)         --          --     (21,203)
Foreign currency
  translation
  adjustment                 (3,669)         --         --         --          --      (3,669)     (3,669)
Gain (loss) on
  derivative instruments        (25)         --         --         --          --         (25)        (25)
                           --------    --------   --------   --------    --------    --------    --------
Total comprehensive
   income (loss)           $(24,797)
                           ========
Balance at
  March 30, 2002                       $    124   $ 41,419   $(58,712)   $ (2,247)   $(17,824)   $(37,340)
                                       ========   ========   ========    ========    ========    ========

Included in Accumulated Other Comprehensive Income (Loss) at March 30, 2002 was a $17.8 million loss related to foreign currency translation adjustment and a $1,000 loss related to derivative instruments.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE H - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

                                   Three Months Ended       Six Months Ended
                                  ---------------------   ---------------------
                                  March 30,   March 31,   March 30,   March 31,
                                    2002        2001        2002        2001
                                  ---------   ---------   ---------   ---------
Current tax provision:
     Federal                      $  (1,200)  $      --   $  (1,200)  $       5
     State                               --          27          13          46
     Foreign                          1,164       2,948       1,978       5,383
                                  ---------   ---------   ---------   ---------
Total current tax provision             (36)      2,975         791       5,434

Deferred tax provision:
     Federal                             --      (2,782)         --      (5,301)
     State                               --         (82)         --        (379)
     Foreign                            132        (251)        247         (83)
                                  ---------   ---------   ---------   ---------
Total deferred tax provision            132      (3,115)        247      (5,763)
                                  ---------   ---------   ---------   ---------
Total provision for income
     taxes                        $      96   $    (140)  $   1,038   $    (329)
                                  =========   =========   =========   =========

The Company's overall tax rate differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

At March 30, 2002, the Company had outstanding net operating loss carryforwards ("NOLs") for U.S. federal tax purposes of approximately $138 million and state tax purposes of approximately $121 million. The federal NOLs will expire in years 2018-2021, and the state NOLs will expire in years 2003-2021. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $28.2 million related to domestic operating income losses has been established since it is more likely than not that some portion of the deferred tax assets will not be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion.

The Job Creation and Worker Compensation Act of 2002 became effective on March 9, 2002 and provided a 5 year carryback for net operating losses incurred in tax years ending in 2001 and 2002. As a result the Company carried back net operating losses from the year ended September 29, 2001 and recovered $1.2 million in federal income taxes.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE I - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

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

In the fourth quarter of fiscal 2001, the Company recorded $63.4 million before taxes of plant closing and impairment charges and $4.9 million before taxes of losses related to completing garment customer orders all related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The components of the plant closing and impairment charges included $30.4 million for goodwill impairments, $20.3 million for fixed asset impairments, $7.5 million for severance expense and $5.2 million for the write-off of leases and other exit costs. In the December quarter 2001, the Company recorded a change in estimate that increased the fixed asset impairment charge by $0.2 million and decreased the plant closing costs by $1.3 million. The Company recorded an additional change in estimate in the March quarter 2002 that increased the fixed asset impairment charge by $0.7 million.

Approximately 3,300 Mexican employees and 500 U.S. employees were terminated as a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. All production at the affected facilities ceased in early September 2001 by which time substantially all the affected employees were terminated. During the first quarter of fiscal 2002, the Company sold its Asheboro, North Carolina facility and related equipment as well as a portion of the G&L Service Company equipment. The Company disposed of the remainder of the G&L Service Company equipment in the March quarter 2002. The Company expects that the sale of the remainder of the real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take 12 months or longer to complete.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE I - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the six months ended March 30, 2002 (in thousands):

                                   Accrual                            Accrual
                                  Balance at                         Balance at
                                 September 29,  Cash      Change in   March 30,
                                    2001      Payments    Estimate      2002
                                  ---------   ---------   ---------   ---------

   Severance benefits             $   1,992   $  (1,136)  $      --   $     856
   Lease cancellation
     and other                        5,027      (2,510)     (1,338)      1,179
                                  ---------   ---------   ---------   ---------

                                  $   7,019   $  (3,646)  $  (1,338)  $   2,035
                                  =========   =========   =========   =========


The Company incurred run-out expenses totaling $0.2 million and $2.4 million for the three and six months ended March 30, 2002, respectively. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

NOTE J - Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives (the "Fiscal 2000 Strategic Initiatives") aimed at increasing the Company's competitiveness and profitability by reducing costs. The initiatives included completing a joint venture in Mexico, closing two of the Company's plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. During fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. All production at the affected facilities ceased during the December quarter of fiscal 2000 and substantially all of the 1,370 employees have been terminated. Severance payments were made in either a lump sum or over a maximum period of up to

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE J - Fiscal 2000 Strategic Initiatives (Continued)

eighteen months. During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at the Erwin facility and the Brighton facility. The Company expects that the sale of the remaining real estate and equipment related to the Fiscal 2000 Strategic Initiatives could take 12 months or longer to complete.

The table below summarizes the activity related to the plant closing accruals for the six months ended March 30, 2002 (in thousands):

                                   Accrual                  Accrual
                                  Balance at               Balance at
                                 September 29,   Cash       March 30,
                                    2001       Payments       2002
                                  ---------    ---------    ---------

   Severance benefits             $   1,817    $  (1,238)   $     579
   Lease cancellation
     and other                        2,402         (468)       1,934
                                  ---------    ---------    ---------
                                  $   4,219    $  (1,706)   $   2,513
                                  =========    =========    =========

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

NOTE K - Segment Information

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

The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses, principally net interest expense and income taxes, are excluded from the chief operating decision makers' assessment of segment performance. Accordingly, such expenses

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE K - Segment Information (Continued)

have not been allocated to segment results. The corporate segment's operating income (loss) represents principally the administrative expenses from the Company's various holding companies. Additionally, the corporate segment assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

Information about the Company's operations in its different industry segments for the three and six months ended March 30, 2002 and March 31, 2001 is as follows (in thousands):

                                           Three Months Ended         Six Months Ended
                                         ----------------------    ----------------------
                                         March 30,    March 31,    March 30,    March 31,
                                           2002         2001         2002         2001
                                         ---------    ---------    ---------    ---------
   Net Sales to External Customers
       Galey & Lord Apparel              $  68,252    $ 112,117    $ 127,224    $ 219,673
       Swift Denim                          65,561       77,743      109,522      156,347
       Klopman International                31,567       38,948       61,311       70,772
       Home Fashion Fabrics                  2,602        2,899        6,371        6,600
                                         ---------    ---------    ---------    ---------
       Consolidated                      $ 167,982    $ 231,707    $ 304,428    $ 453,392
                                         =========    =========    =========    =========

   Operating Income (Loss)/1/
       Galey & Lord Apparel              $  (1,829)   $   9,231    $  (3,845)   $  15,612
       Swift Denim                           2,881        2,752       13,378       10,185
       Klopman International                 1,312        3,448        2,002        5,451
       Home Fashion Fabrics                   (333)      (1,264)      (1,414)      (2,373)
       Corporate                              (466)        (619)      (1,973)        (879)
                                         ---------    ---------    ---------    ---------
                                             1,565       13,548        8,148       27,996
   Interest expense                          9,372       15,368       22,572       31,799
   Income from associated companies/2/      (1,914)      (1,874)      (4,240)      (3,738)
   Reorganization items/3/                   9,881           --        9,881           --
                                         ---------    ---------    ---------    ---------

   Income (loss) before income taxes     $ (15,774)   $      54    $ (20,065)   $     (65)
                                         =========    =========    =========    =========


                                                March 30,        March 31,
                                                  2002             2001
                                                ---------        ---------
   Assets/4/
       Galey & Lord Apparel                     $ 244,623        $ 299,346
       Swift Denim                                337,668          348,788
       Klopman International                      104,294          111,815
       Home Fashion Fabrics                         6,682           53,475
       Corporate                                   71,810           60,654
                                                ---------        ---------
                                                $ 765,077        $ 874,078
                                                =========        =========

/1/ Operating income (loss) for the three and six months ended March 30, 2002 includes run-out charges and plant closing and impairment costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $0.8 million and $1.1 million for Galey & Lord Apparel, respectively, $0.2 million and $0.9 million for Home Fashion Fabrics, respectively. In addition, Swift Denim's operating income includes run-out charges related to the Fiscal 2000 Strategic Initiatives of

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE K - Segment Information (Continued)

    $0.8 million for both the three and six months ended March 30, 2002.
/2/ Net of amortization of $163, $163, $326 and $326, respectively.
/3/ Reorganization items for the three months and six months ended March 30, 2002 includes $7.7 million for the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of the related deferred financing fees and $2.2 million of professional fees associated with the Chapter 11 Filings.
/4/ Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE L - Supplemental Condensed Consolidating Financial Information

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

                                                                  March 30, 2002
                                     ------------------------------------------------------------------------
                                                                  (in thousands)
                                                                      Non-
                                                     Guarantor      Guarantor
Financial Position                      Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------                   ------------   ------------   ------------   ------------   ------------
Current assets:
   Trade accounts
     receivable                      $         --   $     98,167   $     42,938   $         --   $    141,105
   Inventories                                 --        137,222         38,605             --        175,827
   Other current
     assets                                 2,163         10,052         34,220         (1,285)        45,150
                                     ------------   ------------   ------------   ------------   ------------
       Total current
         assets                             2,163        245,441        115,763         (1,285)       362,082
Property, plant and
  equipment, net                               --        167,501         74,773             --        242,274
Intangibles                                    --        113,015             --             --        113,015
Other assets                               16,609          5,655         36,293        (10,851)        47,706
                                     ------------   ------------   ------------   ------------   ------------
                                     $     18,772   $    531,612   $    226,829   $    (12,136)  $    765,077
                                     ============   ============   ============   ============   ============

Liabilities subject to compromise:
Current liabilities:
   Long-term debt -
     current                         $    327,383   $      5,537   $      1,728   $         --   $    334,648
   Trade accounts
     payable                                   --         15,312         17,961             --         33,273
   Accrued
     liabilities                           12,575         23,257         12,164            (15)        47,981
   Other current
     liabilities                               --          1,025          5,448             --          6,473
                                     ------------   ------------   ------------   ------------   ------------
       Total current
         liabilities                      339,958         45,131         37,301            (15)       422,375
Long-term debt                                 --            780         34,498             --         35,278
Other non-current
  liabilities                              (1,489)         7,103         11,767         (1,285)        16,096
                                     ------------   ------------   ------------   ------------   ------------
 Total liabilities not
   subject to compromise                  338,469         53,014         83,566         (1,300)       473,749
Net intercompany
   balance                               (595,232)       621,433        (26,201)            --             --
 Liabilities subject to
   compromise                             312,775         15,793             --             --        328,568
Stockholders' equity (deficit)            (37,240)      (158,628)       169,464        (10,836)       (37,240)
                                     ------------   ------------   ------------   ------------   ------------
                                     $     18,772   $    531,612   $    226,829   $    (12,136)  $    765,077
                                     ============   ============   ============   ============   ============

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE L - Supplemental Condensed Consolidating Financial Information (Continued)



                                                                  March 31, 2001
                                     ------------------------------------------------------------------------
                                                                  (in thousands)

                                                                      Non-
                                                     Guarantor      Guarantor
                                        Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                     ------------   ------------   ------------   ------------   ------------
Financial Position
------------------
Current assets:
   Trade accounts
     receivable                      $         --   $    132,669   $     45,824   $         --   $    178,493
   Inventories                                 --        131,414         35,913             --        167,327
   Other current
     assets                                 3,679         17,349         16,649             --         37,677
                                     ------------   ------------   ------------   ------------   ------------
       Total current
        assets                              3,679        281,432         98,386             --        383,497

Property, plant and
  equipment, net                               --        210,787         83,349             --        294,136

Intangibles                                    --        146,985             --             --        146,985

Other assets                              182,338          5,788         33,529       (172,195)        49,460
                                     ------------   ------------   ------------   ------------   ------------
                                     $    186,017   $    644,992   $    215,264   $   (172,195)  $    874,078
                                     ============   ============   ============   ============   ============

Current liabilities:
   Trade accounts
     payable                         $         --   $     41,142   $     22,110   $         --   $     63,252
   Accrued
     liabilities                           20,470         20,774         16,392            (39)        57,597
   Other current
     liabilities                            2,219          1,528          6,274             --         10,021
                                     ------------   ------------   ------------   ------------   ------------
       Total current
         liabilities                       22,689         63,444         44,776            (39)       130,870

Net intercompany
   balance                               (508,912)       588,350        (79,438)            --             --
Long-term debt                            616,388          6,318         17,769             --        640,475
Other non-current
  liabilities                               1,679         37,648          9,738           (505)        48,560

Stockholders' equity                       54,173        (50,768)       222,419       (171,651)        54,173
                                     ------------   ------------   ------------   ------------   ------------
                                     $    186,017   $    644,992   $    215,264   $   (172,195)  $    874,078
                                     ============   ============   ============   ============   ============

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE L - Supplemental Condensed Consolidating Financial Information (Continued)

                                                       Three Months Ended March 30, 2002
                                     ------------------------------------------------------------------------
                                                                  (in thousands)

                                                                      Non-
                                                     Guarantor      Guarantor
                                        Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                     ------------   ------------   ------------   ------------   ------------
Results of Operations
---------------------
Net sales                            $         --   $    116,124   $     52,666   $       (808)  $    167,982

Gross profit                                   --          4,460          6,586             --         11,046

Operating income (loss)                      (284)        (2,194)         4,043             --          1,565

Reorganization items                       (9,881)            --             --             --         (9,881)

Interest expense,
  income taxes and
    other, net                             (7,914)        15,512            (44)            --          7,554

Net income (loss)                    $     (2,251)  $    (17,706)  $      4,087   $         --   $    (15,870)


                                                         Six Months Ended March 30, 2002
                                     ------------------------------------------------------------------------
                                                                  (in thousands)

                                                                      Non-
                                                     Guarantor      Guarantor
                                        Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                     ------------   ------------   ------------   ------------   ------------
Results of Operations
---------------------
Net sales                            $         --   $    211,822   $     94,653   $     (2,047)  $    304,428

Gross profit                                   --         11,768         10,844             --         22,612

Operating income (loss)                    (1,598)         2,566          7,180             --          8,148

Reorganization items                       (9,881)            --             --             --         (9,881)

Interest expense,
  income taxes and
    other, net                            (13,287)        33,402           (745)            --         19,370

Net income (loss)                    $      1,808   $    (30,836)  $      7,925   $         --   $    (21,103)

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE L - Supplemental Condensed Consolidating Financial Information (Continued)


                                                       Three Months Ended March 31, 2001
                                     ------------------------------------------------------------------------
                                                                  (in thousands)

                                                                      Non-
                                                     Guarantor      Guarantor
                                        Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                     ------------   ------------   ------------   ------------   ------------
Results of Operations
---------------------
Net sales                            $         --   $    171,995   $     69,129   $     (9,417)  $    231,707

Gross profit                                   --         14,883          8,364             --         23,247

Operating income (loss)                      (422)         8,133          5,837             --         13,548

Interest expense,
  income taxes and
    other, net                             (1,270)        13,502            576            546         13,354

Net income (loss)                    $        848   $     (5,369)  $      5,261   $       (546)  $        194



                                                         Six Months Ended March 31, 2001
                                     ------------------------------------------------------------------------
                                                                  (in thousands)

                                                                      Non-
                                                     Guarantor      Guarantor
                                        Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                     ------------   ------------   ------------   ------------   ------------
Results of Operations
---------------------
Net sales                            $         --   $    342,824   $    132,910   $    (22,342)  $    453,392

Gross profit                                   --         27,203         17,828             --         45,031

Operating income (loss)                      (691)        15,847         12,840             --         27,996

Interest expense,
  income taxes and
    other, net                             (1,233)        27,695          1,584           (314)        27,732

Net income (loss)                    $        542   $    (11,848)  $     11,256   $        314   $        264

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE L - Supplemental Condensed Consolidating Financial Information (Continued)

                                                         Six Months Ended March 30, 2002
                                     ------------------------------------------------------------------------
                                                                  (in thousands)

                                                                      Non-
                                                     Guarantor      Guarantor
                                        Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                     ------------   ------------   ------------   ------------   ------------
Cash Flows
----------
Cash provided by
  (used in) operating
  activities                         $     10,881   $    (29,640)  $      4,807   $          3   $    (13,949)

Cash provided by
  (used in) investing
  activities                                 (650)         3,744         12,066         (8,294)         6,866

Cash provided by
  (used in) financing
  activities                              (10,221)        23,280          5,135          8,291         26,485

Effect of exchange
  rate change on cash
  and equivalents                              --             --           (158)            --           (158)
                                     ------------   ------------   ------------   ------------   ------------

Net change in cash
  and cash equivalents                         10         (2,616)        21,850             --         19,244

Cash and cash
  equivalents at
  beginning of period                           5          4,623          4,529             --          9,157
                                     ------------   ------------   ------------   ------------   ------------

Cash and cash
  equivalents at end
  of period                          $         15   $      2,007   $     26,379   $         --   $     28,401
                                     ============   ============   ============   ============   ============

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 30, 2002
                                   (Unaudited)

NOTE L - Supplemental Condensed Consolidating Financial Information (Continued)


                                                         Six Months Ended March 31, 2001
                                     ------------------------------------------------------------------------
                                                                  (in thousands)

                                                                      Non-
                                                     Guarantor      Guarantor
                                        Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                     ------------   ------------   ------------   ------------   ------------
Cash Flows
----------
Cash provided by
  (used in) operating
  activities                         $     (1,182)  $     16,809   $      7,565   $       (672)  $     22,520

Cash provided by
  (used in) investing
  activities                               17,886         (8,812)       (21,034)           663        (11,297)

Cash provided by
  (used in) financing
  activities                              (16,705)        (6,573)        16,683              9         (6,586)

Effect of exchange
  rate change on cash
  and equivalents                              --             --            (32)            --            (32)
                                     ------------   ------------   ------------   ------------   ------------

Net change in cash
  and cash equivalents                         (1)         1,424          3,182             --          4,605

Cash and cash
  equivalents at
  beginning of period                          10          4,194          5,437             --          9,641
                                     ------------   ------------   ------------   ------------   ------------

Cash and cash
  equivalents at end
  of period                          $          9   $      5,618   $      8,619   $         --   $     14,246
                                     ============   ============   ============   ============   ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bankruptcy Filing

On February 19, 2002 (the "Filing Date"), Galey & Lord, Inc. (the "Company") and each of its domestic subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for reorganization (the "Chapter 11 Filings" or the "Filings") under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors' direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and are not the subject of any bankruptcy proceedings.

During the pendency of the Filings, the Debtors remain in possession of their properties and assets and management continues to operate the businesses of the Debtors as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to operate their businesses, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and the opportunity for a hearing.

On February 19, 2002, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession ("DIP") financing with First Union National Bank (the "Agent") and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. For a description of the DIP Financing Agreement, see "Liquidity and Capital Resources".

The Bankruptcy Court has approved payment of certain of the Debtors' pre-petition obligations, including, among other things, employee wages, salaries, and benefits, and certain critical vendor and other business-related payments necessary to maintain the operation of their businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors in the bankruptcy proceedings and the restructuring of their businesses, and certain other "ordinary course" professionals. From time to time the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, "assumption" means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, "rejection" means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has approved the rejection of one executory contract and several unexpired leases, and the Debtors are in the process of reviewing their remaining executory contracts and unexpired leases to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Debtors have the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. Both of these exclusivity periods may be extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, among other things, no junior claim or interest receive or retain any property under the Plan until each holder of a senior claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

It is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the bankruptcy proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Since the Filing Date, the Debtors have conducted business in the ordinary course. Management is in the process of [stabilizing the business of the Debtors and] evaluating their operations as part of the development of a Plan. During the pendency of the Chapter 11 Filings, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. [The Debtors are in the process of reviewing their operations and identifying assets for disposition, if any.] The administrative and reorganization expenses resulting from the Chapter 11 Filings will unfavorably affect the Debtors' results of operations. [IS THIS NECESSARY? In addition, under the priority scheme established by the Bankruptcy Code, most, if not all, post-petition liabilities must be satisfied before most other creditors or interest holders, including stockholders, can receive any distribution on account of such claim or interest.]

The Company's consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a Plan which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Agreement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved Plan and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of March 30, 2002 are identified below (in thousands):

       9 1/8% Senior Subordinated Notes             $   300,000
       Interest accrued on above debt                    12,775
       Accounts payable                                  14,155
       Accrued expenses                                   1,638
       Intercompany payable                              85,925
                                                    -----------
                                                    $   414,493
                                                    ===========

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. During the March quarter 2002, the Company recognized a charge of $9.9 million associated with the Chapter 11 Filings. Approximately $7.7 million of this charge related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees. In addition, the Company incurred $2.2 million for fees payable to professionals retained to assist with the Chapter 11 Filings.

Results of Operations

The Company's operations are primarily classified into four operating segments:
(1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three and six months ended March 30, 2002 and March 31, 2001 for each segment are shown below:

                                     Three Months Ended          Six Months Ended
                                   -----------------------   -----------------------
                                    March 30,    March 31,    March 30,    March 31,
                                      2002         2001         2002         2001
                                   ----------   ----------   ----------   ----------

                                                 (Amounts in thousands)
Net Sales per Segment
      Galey & Lord Apparel         $   68,252   $  112,117   $  127,224   $  219,673
      Swift Denim                      65,561       77,743      109,522      156,347
      Klopman International            31,567       38,948       61,311       70,772
      Home Fashion Fabrics              2,602        2,899        6,371        6,600
                                   ----------   ----------   ----------   ----------
      Total                        $  167,982   $  231,707   $  304,428   $  453,392
                                   ==========   ==========   ==========   ==========

                                     Three Months Ended          Six Months Ended
                                   -----------------------   -----------------------
                                    March 30,    March 31,    March 30,    March 31,
                                      2002         2001         2002         2001
                                   ----------   ----------   ----------   ----------
                                                 (Amounts in thousands)
      Galey & Lord Apparel         $   (1,829)  $    9,231   $   (3,845)  $   15,612
      Swift Denim                       2,881        2,752       13,378       10,185
      Klopman International             1,312        3,448        2,002        5,451
      Home Fashion Fabrics               (333)      (1,264)      (1,414)      (2,373)
      Corporate                          (466)        (619)      (1,973)        (879)
                                   ----------   ----------   ----------   ----------
                                   $    1,565   $   13,548   $    8,148   $   27,996
                                   ==========   ==========   ==========   ==========
Operating Income (Loss) per
    Segment Excluding
    Strategic Initiatives/1/
      Galey & Lord Apparel         $   (1,074)  $    9,621   $   (2,782)  $   17,618
      Swift Denim                       3,633        4,641       14,130       12,408
      Klopman International             1,312        3,448        2,002        5,451
      Home Fashion Fabrics               (177)      (1,264)        (537)      (2,373)
      Corporate                          (466)        (488)      (1,973)        (748)
                                   ----------   ----------   ----------   ----------
                                   $    3,228   $   15,958   $   10,840   $   32,356
                                   ==========   ==========   ==========   ==========

/1/ For a description of the Company's Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, see Note I to the Consolidated Financial Statements. For a description of the Company's Fiscal 2000 Strategic Initiatives, see Note J to the Consolidated Financial Statements.

March Quarter 2002 Compared to March Quarter 2001

Net Sales

Net sales for the March quarter 2002 (second quarter of fiscal 2002) were $168.0 million as compared to $231.7 million for the March quarter 2001 (second quarter of fiscal 2001).

Galey & Lord Apparel Galey & Lord Apparel's net sales for the March quarter 2002 were $68.2 million, a $43.9 million decrease as compared to the March quarter 2001 net sales of $112.1 million. The decrease in net sales was primarily attributable to a 25% decrease in fabric sales volume. Approximately $10.0 million of the decrease was due to the discontinuation in September 2001 of the Company's garment making operations announced as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. Overall, average selling prices, inclusive of product mix changes, declined approximately 10.0%.

Swift Denim Swift Denim's net sales for the March quarter 2002 were $65.6 million as compared to $77.7 million in the March quarter 2001. The $12.1 million decrease was primarily attributable to a 10.9% decrease in volume and a 4.5% decline in selling prices. Approximately $6.9 million of the volume decrease was due to the reduction in manufacturing capacity resulting from the closure of the Erwin, North Carolina Facility in December 2000. The remainder of the decrease was due to the decline in demand at retail.

Klopman International Klopman International's net sales for the March quarter 2002 were $31.6 million, a $7.4 million decline as compared to the March quarter 2001 net sales of $39.0 million. The decline was primarily attributable to a 13.9% decrease in sales volume as well as a 5.0% decline in net sales due to exchange rate changes used in translation.

Home Fashion Fabrics Net sales for Home Fashion Fabrics for the March quarter 2002 were $2.6 million compared to $2.9 million for the March quarter 2001. The $0.3 million decrease in net sales primarily resulted from lower selling prices and volume partially offset by changes in product mix.

Operating Income (Loss)

Operating income for the March quarter 2002 was $1.6 million as compared to $13.5 million for the March quarter 2001. Excluding the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives, the March quarter 2002 operating income would have been $3.2 million. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, the March quarter 2001 operating income would have been $16.0 million.

Galey & Lord Apparel Galey & Lord Apparel's operating loss was $1.8 million for the March quarter 2002 as compared to an operating income of $9.2 million for the March quarter 2001. Excluding the run-out costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Galey & Lord Apparel's operating loss for the March quarter 2002 would have been $1.1 million as compared to an operating income of $9.6 million for the March quarter 2001 excluding the Fiscal 2000 Strategic Initiatives. The decrease is principally a result of reduced sales and manufacturing volume due to a continuing decline in the market and foreign price competition, lower selling prices and change in product mix.

Swift Denim Swift Denim's operating income was $2.9 million for the March quarter 2002 compared to $2.8 million for the March quarter 2001. Excluding the run-out costs related to the Fiscal 2000 Strategic Initiatives, operating income for the March quarter 2002 and March quarter 2001 would have been $3.6 million and $4.6 million, respectively. The decrease in Swift Denim's operating income is principally due to lower sales volume, a decline in selling prices and curtailment in the manufacturing schedule. These declines were the direct result of a reduction in retail demand impacted by overall economic conditions. This decline was partially offset by positive changes in product mix, lower raw material costs, lower energy costs and reduced lower-of-cost-or-market (LCM) reserves due to the change in method of accounting for inventories to the last-in-first-out (LIFO) inventory method.

Klopman International Klopman International's operating income in the March quarter 2002 decreased $2.1 million to $1.3 million as compared to the March quarter 2001 operating income of $3.4 million. The decrease principally reflects the impact of lower volume and curtailment in the manufacturing schedule.

Home Fashion Fabrics Home Fashion Fabrics reported an operating loss of $0.3 million for the March quarter 2002 as compared to an operating loss of $1.3 million for the March quarter 2001. Excluding the costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Home Fashion Fabrics' operating loss for the March quarter 2002 would have been $0.2 million. The decrease in operating loss is due to lower fixed costs as a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives.

Corporate The corporate segment reported an operating loss for the March quarter 2002 of $0.5 million as compared to an operating loss for the March quarter 2001 of $0.6 million. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies.

Income from Associated Companies

Income from associated companies was $1.9 million in both the March quarter 2002 and the March quarter 2001. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $9.4 million for the March quarter 2002 compared to $15.4 million for the March quarter 2001. The decrease in interest expense was primarily due to the discontinuation of the 9 1/8% Senior Subordinated Notes ("Subordinated Notes") interest accrual as of the Filing Date and lower prime and LIBOR base rates in the March quarter 2002 as compared to the March quarter 2001. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in the March quarter 2002 was 5.74% per annum as compared to 9.0% per annum in the March quarter 2001.

Income Taxes

The Company's overall tax rate for the March quarter 2002 differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss caryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

The Job Creation and Worker Compensation Act of 2002 became effective on March 9, 2002 and provided a 5 year carryback for net operating losses incurred in tax years ending in 2001 and 2002. As a result the Company carried back net operating losses from the year ended September 29, 2001 and recovered $1.2 million in federal income taxes.

Net Income (Loss) and Net Income (Loss) Per Share

Net loss for the March quarter 2002 was $15.9 million or $1.32 per common share, compared to net income for the March quarter 2001 of $0.2 million or $.02 per common share. Excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Fiscal 2000 Strategic Initiatives, and reorganization items as a result of the Chapter 11 Filings (see "Bankruptcy Filing" above), the Company's net loss for the March quarter 2002 would have been $4.3 million or $.36 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for the March quarter 2001 would have been $1.7 million or $.14 per share.

First Six Months of Fiscal 2002 Compared to First Six Months of Fiscal 2001

Net Sales

Net sales for the first six months of fiscal 2002 were $304.4 million as compared to $453.4 million for the first six months of fiscal 2001.

Galey & Lord Apparel Galey & Lord Apparel's net sales for the first six months of fiscal 2002 were $127.2 million, a $92.5 million decrease as compared to the first six months of fiscal 2001's net sales of $219.7 million. The decrease in net sales was primarily attributable to a 27.4% decrease in fabric sales volume. Approximately $22.2 million of the decrease was due to the discontinuation in September 2001 of the Company's garment making operations announced as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The remainder of the decrease was due to the continuing difficult domestic retail environment and a reduction in average selling prices. Overall, average selling prices, inclusive of product mix changes, declined approximately 9.4%.

Swift Denim Swift Denim's net sales for the first six months of fiscal 2002 were $109.5 million as compared to $156.3 million in the first six months of fiscal 2001. The $46.8 million decrease was primarily attributable to a 27.2% decrease in volume and a 2.9% decline in selling prices. Approximately $17.3 million of the volume decrease was due to the reduction in manufacturing capacity resulting from the closure of the Erwin, North Carolina Facility in December 2000. The remainder of the decrease was due to the decline in demand at retail.

Klopman International Klopman International's net sales for the first six months of fiscal 2002 were $61.3 million, a $9.5 million decrease as compared to the first six months of fiscal 2001 net sales of $70.8 million. The decrease was primarily attributable to an 8.9% decline in sales volume and a 2.9% decline in selling prices, inclusive of product mix changes, as well as a 1.3% decline in net sales due to exchange rate changes used in translation.

Home Fashion Fabrics Net sales for Home Fashion Fabrics for the first six months of fiscal 2002 were $6.4 million compared to $6.6 million for the first six months of fiscal 2001. The $0.2 million decline in net sales primarily resulted from lower selling prices and volume partially offset by changes in product mix.

Operating Income (Loss)

Operating income for the first six months of fiscal 2002 was $8.1 million as compared to $28.0 million for the first six months of fiscal 2001. Excluding the run-out costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, operating income for the first six months of fiscal 2002 would have been $10.8 million. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, the first six months of fiscal 2001 operating income would have been $32.4 million.

Galey & Lord Apparel Galey & Lord Apparel's operating loss was $3.8 million for the first six months of fiscal 2002 as compared to operating income of $15.6 million for the first six months of fiscal 2001. Excluding the run-out costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Galey & Lord Apparel's operating loss for the first six months of fiscal 2002 would have been $2.8 million as compared to operating income of $17.6 million for the first six months of fiscal 2001 excluding the Fiscal 2000 Strategic Initiatives. The decrease was principally a result of reduced sales due to a continuing decline in the market and foreign price competition, lower selling prices and change in product mix.

Swift Denim Operating income for the first six months of fiscal 2002 for Swift Denim was $13.4 million, a $3.2 million increase as compared to the first six months of fiscal 2001 operating income of $10.2 million. Excluding the run-out costs related to the Fiscal 2000 Strategic Initiatives, operating income for the first six months of fiscal 2002 and the first six months of fiscal 2001 would have been $14.1 million and $12.4 million, respectively. The increase in Swift Denim's operating income principally reflected positive changes in product mix, lower utility costs, reduction of lower-of-cost-or-market (LCM) reserves due to the change in method of accounting for inventories to the last-in, first-out
(LIFO) inventory method and lower fixed manufacturing costs due to the closure of the Erwin facility in December 2000. These improvements were partially offset by the impact of lower sales volume, a reduction in selling prices and some curtailment of manufacturing schedules. Swift also recognized a benefit curtailment gain of $3.4 million in the current quarter related to the curtailment of postretirement benefits for employees not retired as of December 31, 2001 compared to a gain of $2.4 million recognized in December 2000 quarter related to benefit curtailment at the Erwin facility.

Klopman International Klopman International's operating income in the first six months of fiscal 2002 decreased $3.5 million to $2.0 million as compared to the first six months of fiscal 2001 operating income of $5.5 million. The decrease principally reflects $2.1 million related to the impact of lower selling prices and changes in product mix and $1.2 million related to the decrease in sales volume.

Home Fashion Fabrics Home Fashion Fabrics reported an operating loss for the first six months of fiscal 2002 of $1.4 million as compared to an operating loss for the first six months of fiscal 2001 of $2.4 million. Excluding the costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Home Fashion Fabrics' operating loss for the first six months of fiscal 2002 would have been $0.5 million. The decrease in operating loss was due to lower fixed costs as a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives.

Corporate The corporate segment reported an operating loss for the first six months of fiscal 2002 of $2.0 million as compared to an operating loss for the first six months of fiscal 2001 of $0.9 million. The increase in the operating loss is primarily due to financial consultant expenses incurred in the first quarter of fiscal 2002 prior to the bankruptcy filing. The corporate segment's operating income (loss) typically represents the administrative expenses from the Company's various holding companies.

Income from Associated Companies

Income from associated companies was $4.2 million in the first six months of fiscal 2002 as compared to $3.7 million in the first six months of fiscal 2001. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense was $22.6 million for the first six months of fiscal 2002 compared to $31.8 million for the first six months of fiscal 2001. The decrease in interest expense was primarily due to the discontinuation of the Subordinated Notes interest accrual as of the Filing Date as well as lower prime and LIBOR base rates in the first six months of fiscal 2002 as compared to the first six months of 2001. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in the first six months of fiscal 2002 was 6.0% per annum as compared to 9.4% per annum in the first six months of fiscal 2001.

Income Taxes

The Company's overall tax rate differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss caryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

The Job Creation and Worker Compensation Act of 2002 became effective on March 9, 2002 and provided a 5 year carryback for net operating losses incurred in tax years ending in 2001 and 2002. As a result the Company carried back net operating losses from the year ended September 29, 2001 and recovered $1.2 million in federal income taxes.

Net Income (Loss) and Net Income (Loss) Per Share

The net loss for the first six months of fiscal 2002 was $21.1 million or $1.76 per common share compared to a net loss for the first six months of fiscal 2001 of $0.3 million or $.02 per common share. Excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Fiscal 2000 Strategic Initiatives, and reorganization items as a result of the Chapter 11 Filings (see "Bankruptcy Filing" above), the Company's net loss for the first six months of fiscal 2002 would have been $8.5 million or $.71 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company's net income for the first six months of fiscal 2001 would have been $3.0 million or $.25 per common share.

Order Backlog

The Company's order backlog at March 30, 2002 was $138.3 million, a 23.8% decrease from the March 31, 2001 backlog of $181.5 million. The decline in order backlog was due to lower demand as a result of the difficult domestic retail environment, as well as decreased visibility due to shortened lead times. Over the past several years, many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not be as meaningful as they have in the past with regard to the Company's future sales.

Liquidity and Capital Resources

As previously discussed, the Company and each of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the Bankruptcy Code. The matters described under this caption "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Such proceedings will involve, or result in, various restrictions on the Debtors' activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Debtors may conduct or seek to conduct business.

The Company and its subsidiaries had cash and cash equivalents totaling $28.4 million and $14.2 million at March 30, 2002 and March

31, 2001, respectively. As a result of the Chapter 11 Filings, the Company's ability to borrow under its Senior Credit Facility (as defined below) was frozen and replaced with the Company's DIP Financing Agreement (as defined below). As of March 30, 2002, the Company's borrowing availability under its DIP Financing Agreement was $90.2 million. As of March 30, 2002, the Company's Canadian operations also had a total of U.S. $6.4 million of revolving credit borrowing availability under the Canadian Loan Agreement (as defined below).

During the March quarter 2002, the Company primarily utilized its available cash and revolving credit borrowings under its Senior Credit Facility until the Chapter 11 Filings and under its DIP Financing Agreement thereafter to fund the Company's operating and investing requirements.

During the March quarter 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital reduction of $20.2 million with its European parent holding company. In April 2002, $19.5 million was transferred from the Company's European holding company to the Company in the United States. The Company then utilized the cash to repay its $7.4 million outstanding balance under its DIP Financing Agreement (as defined below) as well as repay $5.0 million, $4.2 million, and $2.9 million of the Company's pre-petition revolving line of credit, Term Loan B, and Term Loan C borrowings, respectively under the pre-petition Senior Credit Facility (as defined below).

Debtor-in-Possession Financing Agreement

Under the terms of the final DIP financing agreement (the "DIP Financing Agreement") among the company and the Debtor subsidiaries and First Union National Bank (the "Agent") and Wachovia Securities, Inc., the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court and (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company's option, of either (i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or
(ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of (A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .5% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

Borrowings under the DIP Financing Agreement are guaranteed by each of the Debtor subsidiaries. In general, such borrowings constitute allowed super-priority administrative expense claims, and are secured by (i) a perfected first priority lien pursuant to Section 364(c)(2) of the Code, upon all property of the Company and the Debtor subsidiaries that was not subject to a valid, perfected and non-avoidable lien on the Filing Date, (ii) a perfected junior lien, pursuant to Section 364(c)(3) of the Code upon all property of the Company and the Debotr subsidiaries already subject to valid, perfected, non-avoidable liens, and (iii) a perfected first priority senior priming lien, pursuant to
Section 364(d)(1) of the Code, upon all property of the Company and the Debtor subsidiaries already subject to a lien that presently secures the Company's and the Debtor subsidiaries' pre-petition indebtedness under the existing pre-petition credit agreement , whether created prior to or after the Filing Date (subject to certain specific existing or subsequently perfected liens). This security interest is subject to certain explicit exceptions.

The DIP Financing Agreement contains covenants restricting the Company and the Guarantors from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

Pre-Petition Senior Credit Facility

On January 29, 1998 the Company entered into a new credit agreement (as amended, the "Senior Credit Facility") with First Union National Bank, as agent and lender, and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility),
(ii) a term loan in the principal amount of $155.0 million ("Term Loan B") and
(iii) a term loan in the principal amount of $110.0 million ("Term Loan C"). In July 1999, the Company amended its Senior Credit Facility (the "July 1999 Amendment") pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments.

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

The Company's obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and each of its domestic subsidiaries (including a lien on all real property owned in the United States), a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom. Based on fiscal 2001 results, the Company was not required to make Excess Cash Flow payment with respect to fiscal 2001.

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

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Senior Credit Facility. (See "Bankruptcy Filing" above)

Pre-Petition Senior Subordinated Debt

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

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Notes and the Indenture. As of the Filing Date, the Company discontinued its interest accrual on the Notes and wrote off $7.7 million of deferred debt fees and the remaining discount on the Notes.

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville's option, of either (i) the U.S. prime rate plus 0%, ..25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00%, all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

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

Tax Matters

At March 30, 2002, the Company had outstanding net operating loss carryforwards ("NOLs") for U.S. federal tax purposes of approximately $138 million and state tax purposes of approximately $121 million. The federal NOLs will expire in years 2018-2021 if unused, and the state NOLs will expire in years 2003-2021 if unused. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $28.2 million related to domestic operating income losses has been established since it is more likely than not that some portion of the deferred tax asset will not be realized. This review, along with the timing of the reversal of its temporary differences and the expiration dates of the NOLs, were also considered in reaching this conclusion.

The Job Creation and Worker Compensation Act of 2002 became effective on March 9, 2002 and provided a 5 year carryback for net operating losses incurred in tax years ending in 2001 and 2002. As a result the Company carried back net operating losses from the year ended September 29, 2001 and recovered $1.2 million in federal income taxes.

Adequacy of Capital Resources

As discussed above, the Company and the Debtor subsidiaries are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Filings and the restructuring of its business operations. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flow from operations together with cash on hand, cash generated from asset sales, and amounts available under the DIP Financing Agreements, the Canadian Loan Agreement and certain other foreign bank loans (entered into by the non-Debtor subsidiaries), will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Filings.

In the event that cash flows and available borrowings under the DIP Financing Agreement, the Canadian Loan Agreement and other foreign bank loans are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures, sell assets or seek additional financing. The Company can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

As a result of the Chapter 11 Filings, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Filings.

Other

The Company expects to spend approximately $10.1 million for capital expenditures in fiscal 2002, of which $3.7 million was spent in the first six months of fiscal 2002. The Company anticipates that approximately 15% of the forecasted capital expenditures will be used to increase the Company's capacity while the remaining 85% will be used to maintain existing capacity.

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

Forward Looking Statements

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief of current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, the level of the Company's indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein, or in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001. In addition, such risks and uncertainties include those related to the Chapter 11 Filings, including, without limitation, those detailed herein.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company's market risk sensitive instruments by major category at September 29, 2001 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of March 30, 2002, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of March 30, 2002 would have a negative impact of approximately $1.3 million.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency forward contracts that hedge forecasted sales and purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the three and six months ended March 30, 2002 and is included in cost of sales in the consolidated statement of income.

Fair Value Hedging Strategy

The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the three and six months ended March 30, 2002 and is included in cost of sales in the consolidated statement of income.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings (not applicable)

Item 2.  Changes in Securities and Use of Proceeds (not applicable)

Item 3.  Defaults Upon Senior Securities

         The commencement of the Chapter 11 Filings constitutes an event of default under the Senior Credit Facility, the 9 1/8% Senior Subordinated Notes and the Indenture related thereto, and the Company's South Carolina Job and Economic Development Authority Bonds ("JEDA Bonds"). The payment of interest accruing under the 9 1/8% Senior Subordinated Notes and the JEDA Bonds after February 19, 2002 is stayed in connection with the Chapter 11 Filings.

Item 4.  Submission of Matters to a Vote of Security Holders
         (not applicable)

Item 5.  Other Information (not applicable)

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

    (b) The Registrant filed a Form 8-K on March 6, 2002 announcing that on February 19, 2002 the Company and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

    (c) The Registrant filed a Form 8-K on April 4, 2002 to report that the United States Bankruptcy Court entered a final order approving the $100 million debtor-in-possession financing with First Union National Bank and Wachovia Securities, Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Galey & Lord, Inc.
                                    ---------------------------------
                                             (Registrant)




                                    /s/ LEONARD F. FERRO
                                    ---------------------------------
                                    Leonard F. Ferro
                                    Vice President


May 14, 2002
------------
   Date

                                  EXHIBIT INDEX


Exhibit                                                            Sequential
Number       Description                                            Page No.
------       -----------                                           ----------


10.75 First Amendment, dated as of March 13, 2002, to the Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the "Banks") and First Union National Bank, as Agent for the Banks.

10.76 Second Amendment, dated as of March 22, 2002, to the Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the "Banks") and First Union National Bank, as Agent for the Banks.