Form 10-Q/A
period 2002-03-30
GALEY & LORD INC
filed 2002-05-16
CIK 884124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q/A

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002
                               --------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-20080
                       -------

                               GALEY & LORD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            56-1593207
      -------------------------------        ---------------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            (Identification No.)

980 Avenue of the Americas

New York, New York                                       10018
----------------------------------------     -----------------------------------
(Address of principal executive offices)               Zip Code

                                  212/465-3000
   -------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                       ---

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

       9 1/8% Senior Subordinated Notes           $         300,000
       Interest accrued on above debt                        12,775
       Accounts payable                                      14,155
       Accrued expenses                                       1,638
                                                  -----------------
                                                  $         328,568
                                                  =================

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

Results of Operations

The Company's operations are primarily classified into four operating segments:
(1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three and six months ended March 30, 2002 and March 31, 2001 for each segment are shown below:

                                                        Three Months Ended                     Six Months Ended
                                                 ---------------------------------     ---------------------------------
                                                    March 30,        March 31,            March 30,         March 31,
                                                      2002              2001                2002               2001
                                                 --------------     --------------     --------------     --------------
                                                                          (Amounts in thousands)
Net Sales per Segment
      Galey & Lord Apparel                       $       68,252     $      112,117     $      127,224     $      219,673
      Swift Denim                                        65,561             77,743            109,522            156,347
      Klopman International                              31,567             38,948             61,311             70,772
      Home Fashion Fabrics                                2,602              2,899              6,371              6,600
                                                 --------------     --------------     --------------     --------------
      Total                                      $      167,982     $      231,707     $      304,428     $      453,392
                                                 ==============     ==============     ==============     ==============

                                           Three Months Ended                     Six Months Ended
                                   ---------------------------------     ---------------------------------
                                      March 30,           March 31,          March 30,         March 31,
                                         2002               2001               2002              2001
                                   ---------------     -------------     ---------------    --------------
                                                            (Amounts in thousands)
      Galey & Lord Apparel         $       (1,829)    $        9,231     $       (3,845)    $       15,612
      Swift Denim                           2,881              2,752             13,378             10,185
      Klopman International                 1,312              3,448              2,002              5,451
      Home Fashion Fabrics                   (333)            (1,264)            (1,414)            (2,373)
      Corporate                              (466)              (619)            (1,973)              (879)
                                   --------------     --------------     --------------     --------------
                                   $        1,565     $       13,548     $        8,148     $       27,996
                                   ==============     ==============     ==============     ==============
Operating Income (Loss) per
      Segment Excluding
      Strategic Initiatives/(1)/
      Galey & Lord Apparel         $       (1,074)    $        9,621     $       (2,782)    $       17,618
      Swift Denim                           3,633              4,641             14,130             12,408
      Klopman International                 1,312              3,448              2,002              5,451
      Home Fashion Fabrics                   (177)            (1,264)              (537)            (2,373)
      Corporate                              (466)              (488)            (1,973)              (748)
                                   --------------     --------------     --------------     --------------
                                   $        3,228     $       15,958     $       10,840     $       32,356
                                   ==============     ==============     ==============     ==============

/(1)/ For a description of the Company's Fiscal 2001 Cost Reduction and Loss
      Avoidance Initiatives, see Note I to the Consolidated Financial Statements. For a description of the Company's Fiscal 2000 Strategic Initiatives, see Note J to the Consolidated Financial Statements.

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

                                          Galey & Lord, Inc.
                                   --------------------------------------------
                                               (Registrant)


                                   /s/ Leonard F. Ferro
                                   --------------------------------------------
                                   Leonard F. Ferro
                                   Vice President

May 16, 2002
------------
     Date