Form 10-Q
period 2002-06-29
GALEY & LORD INC
filed 2002-08-13
CIK 884124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-20080

GALEY & LORD, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-1593207 (IRS Employer (Identification No.)

980 Avenue of the Americas New York, New York (Address of principal executive offices)	10018 Zip Code

212/465-3000
Registrant’s telephone number, including area code

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value—11,996,966 shares as of August 9, 2002.

Exhibit Index at page 58

INDEX

GALEY & LORD, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 29, 2002	June 30, 2001	September 29, 2001*
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,489	$7,143	$9,157
Trade accounts receivable	156,454	163,531	145,366
Sundry notes and accounts receivable	6,506	3,715	4,802
Inventories	154,336	164,854	166,820
Income taxes receivable	2,855	2,269	2,945
Deferred income taxes	—	9,776	—
Prepaid expenses and other current assets	6,072	4,432	4,371

Total current assets	351,712	355,720	333,461
Property, plant and equipment, at cost	432,071	480,041	455,909
Less accumulated depreciation and amortization	(187,596)	(191,052)	(191,471)

	244,475	288,989	264,438
Investments in and advances to associated companies	38,042	40,822	38,897
Deferred charges, net	5,848	11,891	12,039
Other non-current assets	1,710	1,662	1,506
Intangibles, net	112,192	145,784	114,374

	$753,979	$844,868	$764,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Long-term debt—current	$313,026	$4,724	$4,670
Trade accounts payable	34,859	60,713	53,503
Accrued salaries and employee benefits	23,813	25,124	22,759
Accrued liabilities	33,615	37,290	35,529
Income taxes payable	4,676	4,460	5,600

Total current liabilities	409,989	132,311	122,061
Long-term liabilities:
Long-term debt	32,350	617,029	634,821
Other long-term liabilities	13,410	17,163	17,814

Total long-term liabilities	45,760	634,192	652,635
Deferred income taxes	3,298	24,011	3,003

Total liabilities not subject to compromise	459,047	790,514	777,699
Liabilities subject to compromise	326,507	—	—
Stockholders’ equity (deficit):
Common stock	124	124	124
Contributed capital in excess of par value	41,686	40,609	40,878
Retained Earnings (Accumulated deficit)	(61,362)	33,648	(37,609)
Treasury stock, at cost	(2,247)	(2,247)	(2,247)
Accumulated other comprehensive income (loss)	(9,776)	(17,780)	(14,130)

Total stockholders’ equity (deficit)	(31,575)	54,354	(12,984)

	$753,979	$844,868	$764,715

*	Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESION)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$196,567	$220,161	$500,995	$673,553
Cost of sales	180,592	198,572	462,408	606,933

Gross profit	15,975	21,589	38,587	66,620
Selling, general and administrative expenses	7,743	7,904	24,383	25,463
Amortization of intangibles	823	1,201	2,462	3,591
Plant closing costs	—	—	(440)	(587)
Net gain on benefit plan curtailments	—	—	(3,375)	(2,327)

Operating income	7,409	12,484	15,557	40,480
Interest expense (contractual interest of $13,066 and $38,984 for the three and nine months ended June 29, 2002, respectively)	6,222	14,431	28,794	46,230
Equity in (income) loss from associated companies	(1,354)	(2,689)	(5,594)	(6,427)

Income (loss) before reorganization items and income taxes	2,541	742	(7,643)	677
Reorganization items	4,442	—	14,323	—

Income tax expense (benefit):
Current	701	2,095	1,492	7,529
Deferred	48	(2,200)	295	(7,963)

Net income (loss)	$(2,650)	$847	$(23,753)	$1,111

Net income (loss) per common share:
Basic:
Average common shares outstanding	11,997	11,997	11,997	11,981
Net income (loss) per common share
—Basic	$(0.22)	$.07	$(1.98)	$.09

Diluted:
Average common shares outstanding	11,997	12,007	11,997	12,003
Net income (loss) per common share
—Diluted	$(0.22)	$.07	$(1.98)	$.09

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net income (loss)	$(23,753)	$1,111
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	22,155	24,323
Amortization of intangible assets	2,462	3,591
Amortization of deferred charges	2,893	2,234
Deferred income taxes	295	(7,963)
Non-cash compensation	808	936
(Gain)/loss on disposals of property, plant and equipment	60	78
Undistributed income from associated companies	(5,594)	(6,427)
Impairment of fixed assets	898	—
Net gain on benefit plan curtailments	(3,375)	(2,327)
Non-cash reorganization write-offs	7,690	—
Other	—	165
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable—net	(8,556)	32,812
(Increase)/decrease in sundry notes & accounts receivable	(1,221)	1,856
(Increase)/decrease in inventories	14,981	926
(Increase)/decrease in prepaid expenses and other current assets	(1,458)	(537)
(Increase)/decrease in other non-current assets	(185)	62
(Decrease)/increase in accounts payable—trade	(8,747)	1,540
(Decrease)/increase in accrued liabilities	19,215	1,645
(Decrease)/increase in income taxes payable	(925)	3,695
(Decrease)/increase in other long-term liabilities	(626)	(2,659)
(Decrease)/increase in plant closing costs	(7,109)	(8,864)

Net cash provided by (used in) operating activities	9,908	46,197
Cash flows from investing activities:
Property, plant and equipment expenditures	(5,749)	(20,324)
Proceeds from sale of property, plant and equipment	5,921	907
Distributions received from associated companies	5,020	3,076
Investment in affiliates	—	(750)
Other	2,213	(794)

Net cash provided by (used in) investing activities	7,405	(17,885)
Cash flows from financing activities:
Increase/(decrease) in revolving line of credit	(2,420)	(11,105)
Principal payments on long-term debt	(12,765)	(31,063)
Issuance of long-term debt	17,303	12,094
Payment of bank fees and loan costs	(3,418)	(540)

Net cash provided by (used in) financing activities	(1,300)	(30,614)
Effect of exchange rate changes on cash and cash equivalents	319	(196)

Net increase/(decrease) in cash and cash equivalents	16,332	(2,498)
Cash and cash equivalents at beginning of period	9,157	9,641

Cash and cash equivalents at end of period	$25,489	$7,143

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE A—Bankruptcy Filing

On February 19, 2002 (the “Filing Date”), Galey & Lord, Inc. (the “Company”) and each of its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of Title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors’ direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and are not the subject of any bankruptcy proceedings.

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with First Union National Bank (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing.

Under the terms of the final DIP financing agreement (the “DIP Financing Agreement”), the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company’s option, of either

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

(i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of either (A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .5% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

Borrowings under the DIP Financing Agreement are guaranteed by each of the Debtor subsidiaries. In general, such borrowings constitute allowed super-priority administrative expense claims, and are secured by (i) a perfected first priority lien pursuant to Section 364(c)(2) of the Bankruptcy Code, upon all property of the Company and the Debtor subsidiaries that was not subject to a valid, perfected and non-avoidable lien on the Filing Date, (ii) a perfected junior lien, pursuant to Section 364(c)(3) of the Bankruptcy Code upon all property of the Company and the Debtor subsidiaries already subject to valid, perfected, non-avoidable liens, and (iii) a perfected first priority senior priming lien, pursuant to Section 364(d)(1) of the Bankruptcy Code, upon all property of the Company and the Debtor subsidiaries already subject to a lien that presently secures the Company’s and the Debtor subsidiaries’ pre-petition indebtedness under the existing pre-petition credit agreement, whether created prior to or after the Filing Date (subject to certain specific existing or subsequently perfected liens). This security interest is subject to certain explicit exceptions.

The DIP Financing Agreement contains covenants restricting the Company and the Debtor subsidiaries from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At June 29, 2002, the Company was in compliance with the covenants of the DIP Financing Agreement.

The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries, and benefits, and certain critical vendor and other business-related payments necessary to maintain the operation of their businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors in the bankruptcy proceedings and the restructuring of their businesses, and certain other “ordinary course” professionals. From time to time the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors. These programs include:

Stay Bonus and Emergence Plans—These Plans provide for payments totaling $5.2 million for 62 employees including executive officers. Payments under the Stay Bonus Plan are in four equal payments beginning in August 2002 and ending the later of June 2003 or Emergence. The Emergence Plan provides for a single payment upon emergence.

Enhanced Severance Program—Pursuant to this program, certain employees, including executive officers, are entitled to “enhanced” severance payments under certain terms and conditions.

Discretionary Transition Payment Plan—This plan allows the Debtors to offer incentives to certain employees during a transition period at the end of which such employees would be terminated, in the event such incentives become necessary (the Debtors have no current plans to significantly reduce headcount).

Discretionary Retention Pool—This plan provides the Chief Executive Officer discretionary authority to offer incentives to employees (including new employees) not otherwise participating in

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE	A—Bankruptcy Filing (Continued)

other portions of the plan.

Performance Incentive Plan—The Debtors are negotiating with their senior lenders and their unsecured creditors committee a proposed performance incentive plan, pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has approved the rejection of one executory contract and several unexpired leases, and the Debtors are in the process of reviewing their remaining executory contracts and unexpired leases to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The Bankruptcy Court established October 1, 2002 as the “bar date” as of which all claimants are required to submit and characterize claims against the Debtors. The amount of the claims filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. On or about June 18, 2002, the Bankruptcy Court entered an order extending the exclusive right to file a plan through and including October 1, 2002, and extending the exclusive right to solicit and receive the votes necessary to confirm such plan through and including December 1, 2002. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

It is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the bankruptcy proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Since the Filing Date, the Debtors have conducted business in the ordinary course. Management is in the process of evaluating their operations as part of the development of a Plan. During the pendency of the Chapter 11 Filings, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 Filings will unfavorably affect the Debtors’ results of operations. In addition, under the priority scheme established by the Bankruptcy Code, most, if not all, post-petition liabilities must be satisfied before most other creditors or interest holders, including stockholders, can receive any distribution on account of such claim or interest.

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the company as a going concern is contingent upon, among other things, its ability to formulate a Plan which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Agreement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved Plan and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of June 29, 2002 are identified below (in thousands):

9 1/8% Senior Subordinated Notes	$300,000
Interest accrued on above debt	12,775
Accounts payable	11,421
Accrued expenses	2,311

$326,507

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $4.4 million and $14.3 million associated with the Chapter 11 Filings for the three and nine months ended June 29, 2002, respectively. Of these charges, $2.9 million and $5.1 million for the three and nine months ended June 29, 2002,

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings. In addition, $1.5 million for both the three and nine months ended June 29, 2002 was related to incentive and retention programs and approximately $7.7 million, incurred in the March quarter 2002, was related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees.

NOTE B—Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Company as of June 29, 2002 and the consolidated results of operations and cash flows for the periods ended June 29, 2002 and June 30, 2001. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE C—Inventories

The components of inventory at June 29, 2002, June 30, 2001, and September 29, 2001 consisted of the following (in thousands):

	June 29, 2002	June 30, 2001	September 29, 2001
Raw materials	$4,979	$4,524	$4,760
Stock in process	18,127	29,858	19,015
Produced goods	122,696	125,612	140,742
Dyes, chemicals and supplies	12,817	11,236	11,152

	158,619	171,230	175,669
Adjust to LIFO cost	9,143	(450)	757
Lower-of-cost-or-market reserves	(13,426)	(5,926)	(9,606)

	$154,336	$164,854	$166,820

On September 30, 2001, the Company changed its method of accounting for inventories to last-in, first-out (LIFO) for its Swift Denim business which was acquired on January 28, 1998. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company’s North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $0.4 million and $2.7 million of lower-of-cost-or-market (LCM) reserves were reversed in the three and nine months ended June 29, 2002, respectively, due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE D—Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 29, 2002	June 30, 2001	September 29, 2001
Long-term debt not subject to compromise:
Long-term debt—current
Debtor-in-Possession Financing	$—	$—	$—
Senior Credit Facility:
Revolving Credit Note	119,874	—	—
Term Loan B	108,785	1,219	1,219
Term Loan C	77,169	864	864
Other borrowings with various rates and maturities	7,198	2,641	2,587

	313,026	4,724	4,670

Long-term debt
Senior Credit Facility:
Revolving Credit Note	—	100,600	123,100
Term Loan B	—	112,346	112,041
Term Loan C	—	79,696	79,480
9 1/8% Senior Subordinated Notes	—	298,999	299,037
Canadian Loan:
Revolving Credit Note	6,880	8,418	5,849
Term Loan	4,987	6,805	6,105
Italian Credit Agreements	19,818	4,253	3,406
Other borrowings with various rates and maturities	665	5,912	5,803

	32,350	617,029	634,821

Total long-term debt not subject to compromise	345,376	621,753	639,491

Long-term debt subject to compromise:
9 1/8% Senior Subordinated Notes	300,000	—	—

	$645,376	$621,753	$639,491

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

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE D—Long-Term Debt (Continued)

Pre-Petition Senior Credit Facility

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998 (the “Senior Credit Facility”), as amended, with First Union National Bank, as agent and lender and its syndicate of lenders. The amendment became effective as of July 3, 1999 (the “July 1999 Amendment”). In August 2001, the Company amended the Senior Credit Facility (the “August 2001 Amendment”) which, among other things, replaced the Adjusted Leverage Ratio covenant (as defined in the August 2001 Amendment) with a minimum EBITDA covenant (as defined in the August 2001 Amendment) until the Company’s December quarter 2002, waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the August 2001 Amendment) until the Company’s December quarter 2002 and modified the Company’s covenant related to capital expenditures. The August 2001 Amendment also excludes, for covenant purposes, charges related to closure of facilities announced on July 26, 2001. The August 2001 Amendment also increased the interest rate spread on all borrowings under the Company’s revolving line of credit and term loans by 100 basis points for the remainder of the term of its Senior Credit Facility. On January 24, 2002, the Company amended its Senior Credit Facility to provide for an overadvance of $10 million, none of which was drawn prior to the overadvance expiration on February 23, 2002.

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

As a result of the February 2001 funding of the Company’s Canadian Loan Agreement (as defined below), the Company repaid $12.7 million principal amount of its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

During the March quarter 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE D—Long-Term Debt (Continued)

reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). In April 2002, $19.5 million was transferred from the Company’s European holding company to the Company in the United States. The Company then utilized the cash to repay its $7.4 million outstanding balance under its DIP Financing Agreement (as defined below) as well as repay $5.0 million, $4.2 million, and $2.9 million of the Company’s pre-petition revolving line of credit, Term Loan B, and Term Loan C borrowings, respectively under the pre-petition Senior Credit Facility.

As a result of the Chapter 11 Filings, the Company and each of the Debtor subsidiaries are currently in default of the Senior Credit Facility. (See Note A—Bankruptcy Filing)

Canadian Loan Agreement

In February 2001, the Company’s wholly owned Canadian subsidiary, Drummondville Services Inc. (“Drummondville”), entered into a Loan Agreement (the “Canadian Loan Agreement”) with Congress Financial Corporation (Canada), as lender. The Canadian Loan Agreement provides for (i) a revolving line of credit under which Drummondville may borrow up to an amount equal to the lesser of U.S. $16.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory of Drummondville, as defined in the Canadian Loan Agreement), and (ii) a term loan in the principal amount of U.S. $9.0 million, which was originally borrowed and denominated in Canadian dollars.

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville’s borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville’s option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville’s option, of either (i) the U.S. prime rate plus 0%, ..25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars ), all based on

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE D—Long-Term Debt (Continued)

Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At June 29, 2002, the Company was in compliance with the covenants of the Canadian Loan Agreement.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE E—Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Numerator:
Net income (loss)	$(2,650)	$847	$(23,753)	$1,111

Denominator:
Denominator for basic earnings per share	11,997	11,997	11,997	11,981
Effect of dilutive securities: stock options	—	10	—	22

Diluted potential common shares denominator for diluted earnings per share—adjusted weighted average shares and assumed exercises	11,997	12,007	11,997	12,003

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 161,149 shares and 87,450 shares of common stock were outstanding during the three months and nine months ended June 29, 2002 and June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 798,150 shares of common stock were outstanding during the three months and nine months ended June 29, 2002 and June 30, 2001, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”. Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

NOTE F—Benefit Plans

The Company and its U.S. subsidiaries sponsor noncontributory defined benefit pension plans covering substantially all domestic employees. The plans provide retirement benefits for all qualified salaried employees and qualified non-union wage employees based generally on years of service and average compensation. Retirement benefits for qualified union wage employees are based generally on a flat dollar amount for each year of service. The Company’s funding policy is to contribute annually the amount recommended by the plan’s actuary. Plan assets, which consist of common stocks, bonds and cash equivalents, are maintained in trust accounts.

On September 20, 2001, the Company froze the accrual of future retirement benefits under its U.S. defined benefit plans effective December 31,

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE F—Benefit Plans (Continued)

2001. The resulting curtailment gain was offset by unamortized actuarial losses.

The Company provides health care and life insurance benefits to certain retired employees and their dependents. The plans are unfunded and approved claims are paid by the Company. The Company’s cost is partially offset by retiree premium contributions. Effective December 31, 2001, the Company curtailed benefits to employees who were not retired as of December 31, 2001 and, accordingly, a net benefit curtailment gain of $3.4 million was recognized in the first quarter of fiscal 2002.

NOTE G—Stockholders’ Equity

Comprehensive income represents the change in stockholders’ equity during the period from non-owner sources. Currently, changes from non-owner sources consist of net income, foreign currency translation adjustments and gains on derivative instruments. Total comprehensive income (loss) for the three and nine months ended June 29, 2002 was $5.4 million and $(19.4) million, respectively, and for the three and nine months ended June 30, 2001 was $(0.1) million and $(3.0) million, respectively.

Activity in Stockholders’ Equity is as follows (in thousands):

	Current Year Comprehensive Income (Loss)	Common Stock	Contributed Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 29, 2001		$124	$40,878	$(37,609)	$(2,247)	$(14,130)	$(12,984)
Compensation earned related to stock options		—	808	—	—	—	808
Comprehensive income (loss):
Net income (loss) for nine months ended June 29, 2002	$(23,753)	—	—	(23,753)	—	—	(23,753)
Foreign currency translation adjustment	4,378	—	—	—	—	4,378	4,378
Gain (loss) on derivative instruments	(24)	—	—	—	—	(24)	(24)

Total comprehensive income (loss)	$(19,399)

Balance at June 29, 2002		$124	$41,686	$(61,362)	$(2,247)	$(9,776)	$(31,575)

Accumulated Other Comprehensive Income (Loss) at June 29, 2002 represents a $9.8 million loss related to foreign currency translation adjustment.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE H—Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Current tax provision:
Federal	$(52)	$—	$(1,252)	$5
State	(13)	22	—	68
Foreign	766	2,073	2,744	7,456

Total current tax provision	701	2,095	1,492	7,529

Deferred tax provision:
Federal	—	(2,275)	—	(7,576)
State	—	(219)	—	(598)
Foreign	48	294	295	211

Total deferred tax provision	48	(2,200)	295	(7,963)

Total provision for income taxes	$749	$(105)	$1,787	$(434)

The Company’s overall tax rate differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

At June 29, 2002, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal tax purposes of approximately $143 million and state tax purposes of approximately $132 million. The federal NOLs will expire in years 2018-2021, and the state NOLs will expire in years 2003-2021. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $28.2 million related to domestic operating income losses has been established since it is more likely than not that some portion of the deferred tax assets will not be realized.

The Job Creation and Worker Compensation Act of 2002 became effective on March 9, 2002 and provided a 5 year carryback for net operating losses incurred in tax years ending in 2001 and 2002. As a result the Company carried back net operating losses from the year ended September 29, 2001. Due to the tax law change, the Company recorded a $1.2 million tax benefit in the March quarter 2002 and $0.1 million tax benefit in the June quarter 2002. Substantially all of the income tax refund was received in the June quarter 2002.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE I—Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

In the fourth quarter of fiscal 2001, the Company announced additional actions (the “Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives”) taken as a result of the very difficult business environment which the Company continued to operate in throughout fiscal 2001. The Company’s goal in taking these actions was future loss avoidance, cost reduction, production capacity rationalization and increased cash flow. The principal manufacturing initiatives included discontinuation of G&L Service Company, the Company’s garment making operations in Mexico, and the consolidation of its greige fabrics operations. The discontinuation of G&L Service Company included the closure of the Dimmit facilities in Piedras Negras, Mexico, the Alta Loma facilities in Monclova, Mexico and the Eagle Pass Warehouse in Eagle Pass, Texas. The consolidation of the Company’s greige fabrics operations included the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility. In addition to the principal manufacturing initiatives above, the Company also provided for the reduction of approximately 5% of its salaried overhead employees.

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

Approximately 3,300 Mexican employees and 500 U.S. employees were terminated as a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. All production at the affected facilities ceased in early September 2001 by which time substantially all the affected employees were terminated. During the first quarter of fiscal 2002, the Company sold its Asheboro, North Carolina facility and related equipment as well as a portion of the G&L Service Company equipment. The Company disposed of the remainder of the G&L Service Company equipment in the March quarter 2002. The Company expects that the sale of the remainder of the real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take an additional 12 months or longer to complete.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE I—Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the nine months ended June 29, 2002 (in thousands):

	Accrual Balance at September 29, 2001	Cash Payments	Change in Estimate	Accrual Balance at June 29, 2002
Severance benefits	$1,992	$(1,347)	$—	$645
Lease cancellation and other	5,027	(2,522)	(1,338)	1,167

	$7,019	$(3,869)	$(1,338)	$1,812

The Company incurred run-out expenses totaling $0.3 million and $2.7 million for the three and nine months ended June 29, 2002, respectively. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

NOTE J—Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives (the “Fiscal 2000 Strategic Initiatives”) aimed at increasing the Company’s competitiveness and profitability by reducing costs. The initiatives included completing a joint venture in Mexico, closing two of the Company’s plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. During fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. All production at the affected facilities ceased during the December quarter of fiscal 2000 and substantially all of the 1,370 employees have been terminated. Severance payments were made in either a lump sum or over a maximum period of up to

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE J—Fiscal 2000 Strategic Initiatives (Continued)

eighteen months. During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at the Erwin facility and the Brighton facility. The Company expects that the sale of the remaining real estate and equipment related to the Fiscal 2000 Strategic Initiatives could take an additional 12 months or longer to complete.

The table below summarizes the activity related to the plant closing accruals for the nine months ended June 29, 2002 (in thousands):

	Accrual Balance at September 29, 2001	Cash Payments	Accrual Balance at June 29, 2002
Severance benefits	$1,817	$(1,487)	$330
Lease cancellation and other	2,402	(415)	1,987

	$4,219	$(1,902)	$2,317

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

NOTE K—Segment Information

The Company’s operations are classified into four business segments: Galey & Lord Apparel, Swift Denim, Klopman International and Home Fashion Fabrics. The Company is principally organized around differences in products; however, one segment exists primarily due to geographic location. The business segments are managed separately and distribute products through different marketing channels. Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel fabrics. Swift Denim manufactures and markets a wide variety of denim products for apparel and non-apparel uses. Klopman International manufactures principally workwear and careerwear fabrics as well as woven sportswear apparel fabrics primarily for consumption in Europe. Home Fashion Fabrics sells dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories as well as greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing.

The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses, principally net interest expense and income taxes, are excluded from the chief operating decision

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE K—Segment Information (Continued)

makers’ assessment of segment performance. Accordingly, such expenses have not been allocated to segment results. The corporate segment’s operating income (loss) represents principally the administrative expenses from the Company’s various holding companies. Additionally, the corporate segment assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

Information about the Company’s operations in its different industry segments for the three and nine months ended June 29, 2002 and June 30, 2001 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net Sales to External Customers
Galey & Lord Apparel	$81,699	$103,258	$208,923	$322,931
Swift Denim	80,585	78,103	190,107	234,450
Klopman International	32,211	35,351	93,522	106,123
Home Fashion Fabrics	2,072	3,449	8,443	10,049

Consolidated	$196,567	$220,161	$500,995	$673,553

Operating Income (Loss)(1)
Galey & Lord Apparel	$795	$4,289	$(3,050)	$19,901
Swift Denim	5,050	6,640	18,428	16,825
Klopman International	2,489	3,425	4,491	8,876
Home Fashion Fabrics	(709)	(1,489)	(2,123)	(3,862)
Corporate	(216)	(381)	(2,189)	(1,260)

	7,409	12,484	15,557	40,480
Interest expense	6,222	14,431	28,794	46,230
Income from associated companies(2)	(1,354)	(2,689)	(5,594)	(6,427)
Reorganization items(3)	4,442	—	14,323	—

Income (loss) before income taxes	$(1,901)	$742	$(21,966)	$677

	June 29, 2002	June 30, 2001
Assets(4)
Galey & Lord Apparel	$232,559	$280,971
Swift Denim	334,471	341,324
Klopman International	115,133	106,588
Home Fashion Fabrics	4,124	53,914
Corporate	67,692	62,071

	$753,979	$844,868

(1)
Operating income (loss) for the three and nine months ended June 29, 2002 includes run-out charges and plant closing and impairment costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $0.1 million and $1.2 million, respectively, for Galey & Lord Apparel and $0.2 million and $1.1 million, respectively, for

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE K—Segment Information (Continued)

Home
Fashion Fabrics. In addition, Swift Denim’s operating income includes run-out charges related to the Fiscal 2000 Strategic Initiatives of $0.5 million and $1.2 million for the three and nine months ended June 29, 2002, respectively.

(2)	Net of amortization of $163, $163, $489 and $489, respectively.
(3)
Reorganization items for the three months ended June 29, 2002 include $2.9 million of professional fees associated with the Chapter 11 filings and $1.5 million of expenses related to incentive and retention programs. Reorganization items for the nine months ended June 29, 2002 includes $7.7 million for the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of the related deferred financing fees, $5.1 million of professional fees associated with the Chapter 11 Filings and $1.5 million of expenses related to incentive and retention programs.

(4)	Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE L—Supplemental Condensed Consolidating Financial Information

The following summarizes condensed consolidating financial information for the Company, segregating Galey & Lord, Inc. (the “Parent”) and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and guarantees are full, unconditional and joint and several. Separate financial statements of each of the guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors.

	June 29, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Financial Position
Current assets:
Trade accounts receivable	$—	$107,217	$49,237	$—	$156,454
Inventories	—	115,168	39,168	—	154,336
Other current assets	2,114	23,868	16,351	(1,411)	40,922

Total current assets	2,114	246,253	104,756	(1,411)	351,712
Property, plant and equipment, net	—	163,730	80,745	—	244,475
Intangibles	—	112,192	—	—	112,192
Other assets	17,902	5,787	34,912	(13,001)	45,600

	$20,016	$527,962	$220,413	$(14,412)	$753,979

Liabilities not subject to compromise:
Current liabilities:
Long-term debt—current	$305,828	$5,246	$1,952	$—	$313,026
Trade accounts payable	—	15,863	18,996	—	34,859
Accrued liabilities	18,741	22,209	16,495	(17)	57,428
Other current liabilities	—	1,006	3,670	—	4,676

Total current liabilities	324,569	44,324	41,113	(17)	409,989
Long-term debt	—	665	31,685	—	32,350
Other non-current liabilities	(1,363)	6,764	12,718	(1,411)	16,708

Total liabilities not subject to compromise	323,206	51,753	85,516	(1,428)	459,047
Net intercompany balance	(584,390)	630,976	(46,586)	—	—
Liabilities subject to compromise	312,775	13,732	—	—	326,507
Stockholders’ equity (deficit)	(31,575)	(168,499)	181,483	(12,984)	(31,575)

	$20,016	$527,962	$220,413	$(14,412)	$753,979

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE L—Supplemental Condensed Consolidating Financial Information (Continued)

	June 30, 2001
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Financial Position
Current assets:
Trade accounts receivable	$—	$117,025	$46,506	$—	$163,531
Inventories	—	129,806	35,048	—	164,854
Other current assets	3,668	12,490	11,177	—	27,335

Total current assets	3,668	259,321	92,731	—	355,720
Property, plant and equipment, net	—	207,995	80,994	—	288,989
Intangibles	—	145,784	—	—	145,784
Other assets	176,273	5,723	38,916	(166,537)	54,375

	$179,941	$618,823	$212,641	$(166,537)	$844,868

Current liabilities:
Trade accounts payable	$—	$39,480	$21,233	$—	$60,713
Accrued liabilities	25,626	18,658	18,144	(14)	62,414
Other current liabilities	2,203	1,296	5,685	—	9,184

Total current liabilities	27,829	59,434	45,062	(14)	132,311
Net intercompany balance	(496,314)	582,092	(85,778)	—	—
Long-term debt	591,641	5,912	19,476	—	617,029
Other non-current liabilities	2,431	29,329	9,819	(405)	41,174
Stockholders’ equity	54,354	(57,944)	224,062	(166,118)	54,354

	$179,941	$618,823	$212,641	$(166,537)	$844,868

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE L—Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended June 29, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Results of Operations
Net sales	$—	$139,849	$58,269	$(1,551)	$196,567
Gross profit	—	9,538	6,437	—	15,975
Operating income (loss)	(253)	3,600	4,062	—	7,409
Reorganization items	(4,442)	—	—	—	(4,442)
Interest expense, income taxes and other, net	(8,134)	13,661	90	—	5,617
Net income (loss)	$3,439	$(10,061)	$3,972	$—	$(2,650)

	Nine Months Ended June 29, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Results of Operations
Net sales	$—	$351,671	$152,922	$(3,598)	$500,995
Gross profit	—	21,306	17,281	—	38,587
Operating income (loss)	(1,851)	6,166	11,242	—	15,557
Reorganization items	(14,323)	—	—	—	(14,323)
Interest expense, income taxes and other, net	(21,421)	47,063	(655)	—	24,987
Net income (loss)	$5,247	$(40,897)	$11,897	$—	$(23,753)

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE L—Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Results of Operations
Net sales	$—	$161,115	$70,934	$(11,888)	$220,161
Gross profit	—	11,871	9,718	—	21,589
Operating income (loss)	(282)	5,329	7,437	—	12,484
Interest expense, income taxes and other, net	(1,781)	12,898	419	101	11,637
Net income (loss)	$1,499	$(7,569)	$7,018	$(101)	$847

	Nine Months Ended June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Results of Operations
Net sales	$—	$503,939	$203,844	$(34,230)	$673,553
Gross profit	—	39,074	27,546	—	66,620
Operating income (loss)	(973)	21,176	20,277	—	40,480
Interest expense, income taxes and other, net	(3,014)	40,593	2,003	(213)	39,369
Net income (loss)	$2,041	$(19,417)	$18,274	$213	$1,111

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE L—Supplemental Condensed Consolidating Financial Information (Continued)

	Nine Months Ended June 29, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash Flows
Cash provided by (used in) operating activities	$21,596	$(21,332)	$9,644	$—	$9,908
Cash provided by (used in) investing activities	(651)	2,378	13,971	(8,293)	7,405
Cash provided by (used in) financing activities	(20,935)	32,417	(21,075)	8,293	(1,300)
Effect of exchange rate change on cash and cash equivalents	—	—	319	—	319

Net change in cash and cash equivalents	10	13,463	2,859	—	16,332
Cash and cash equivalents at beginning of period	5	4,623	4,529	—	9,157

Cash and cash equivalents at end of period	$15	$18,086	$7,388	$—	$25,489

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(Unaudited)

NOTE L—Supplemental Condensed Consolidating Financial Information (Continued)

	Nine Months Ended June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash Flows
Cash provided by (used in) operating activities	$7,344	$28,672	$10,843	$(662)	$46,197
Cash provided by (used in) investing activities	21,748	(15,014)	(25,281)	662	(17,885)
Cash provided by (used in) financing activities	(29,094)	(13,150)	11,630	—	(30,614)
Effect of exchange rate change on cash and cash equivalents	—	—	(196)	—	(196)

Net change in cash and cash equivalents	(2)	508	(3,004)	—	(2,498)
Cash and cash equivalents at beginning of period	10	4,194	5,437	—	9,641

Cash and cash equivalents at end of period	$8	$4,702	$2,433	$—	$7,143

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bankruptcy Filing

On February 19, 2002 (the “Filing Date”), Galey & Lord, Inc. (the “Company”) and each of its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of Title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors’ direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and are not the subject of any bankruptcy proceedings.

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with First Union National Bank (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. For a description of the DIP Financing Agreement, see “Liquidity and Capital Resources”.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries, and benefits, and certain critical vendor and other business-related payments necessary to maintain the operation of their businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors in the bankruptcy proceedings and the restructuring of their businesses, and certain other “ordinary course” professionals. From time to time the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors. These programs include:

Stay Bonus and Emergence Plans—These Plans provide for payments totaling $5.2 million for 62 employees including executive officers. Payments under the Stay Bonus Plan are in four equal payments beginning in August 2002 and ending the later of June 2003 or Emergence. The Emergence Plan provides for a single payment upon emergence.

Enhanced Severance Program—Pursuant to this program, certain employees, including executive officers, are entitled to “enhanced” severance payments under certain terms and conditions.

Discretionary Transition Payment Plan—This plan allows the Debtors to offer incentives to certain employees during a transition period at the end of which such employees would be terminated, in the event such incentives become necessary (the Debtors have no current plans to significantly reduce headcount).

Discretionary Retention Pool—This plan provides the Chief Executive Officer discretionary authority to offer incentives to employees (including new employees) not otherwise participating in other portions of the plan.

Performance Incentive Plan—The Debtors are negotiating with their senior lenders and their unsecured creditors committee a proposed performance incentive plan, pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has approved the rejection of one executory contract and several unexpired leases, and the Debtors are in the process of reviewing their remaining executory contracts and unexpired leases to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The Bankruptcy Court established October 1, 2002 as the “bar date” as of which all claimants are required to submit and characterize claims against the Debtors. The amount of the claims filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would,

among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. On or about June 18, 2002, the Bankruptcy Court entered an order extending the exclusive right to file a plan through and including October 1, 2002, and extending the exclusive right to solicit and receive the votes necessary to confirm such plan through and including December 1, 20002. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

It is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the bankruptcy proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Since the Filing Date, the Debtors have conducted business in the ordinary course. Management is in the process of evaluating their operations as part of the development of a Plan. During the pendency of the Chapter 11 Filings, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 Filings will unfavorably affect the Debtors’ results of operations. In addition, under the priority scheme established by the Bankruptcy Code, most, if not all, post-petition liabilities must be satisfied before most other creditors or interest holders, including stockholders, can receive any distribution on account of such claim or interest.

The Company’s consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a Plan which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Agreement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved Plan and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of June 29, 2002 are identified below (in thousands):

9 1/8% Senior Subordinated Notes	$300,000
Interest accrued on above debt	12,775
Accounts payable	11,421
Accrued expenses	2,311

$326,507

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $4.4 million and $14.3 million associated with the Chapter 11 Filings for the three and nine months ended June 29, 2002, respectively. Of these charges, $2.9 million and $5.1 million for the three and nine months ended June 29, 2002, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings. In addition, $1.5 million for both the three and nine months ended June 29, 2002 was related to incentive and retention programs and approximately $7.7 million, incurred in the March quarter 2002, was related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees.

Results of Operations

The Company’s operations are primarily classified into four operating segments: (1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for the three and nine months ended June 29, 2002 and June 30, 2001 for each segment are shown below:

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Net Sales per Segment
Galey & Lord Apparel	$81,699	$103,258	$208,923	$322,931
Swift Denim	80,585	78,103	190,107	234,450
Klopman International	32,211	35,351	93,522	106,123
Home Fashion Fabrics	2,072	3,449	8,443	10,049

Total	$196,567	$220,161	$500,995	$673,553

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Operating Income (Loss) per Segment As Reported
Galey & Lord Apparel	$795	$4,289	$(3,050)	$19,901
Swift Denim	5,050	6,640	18,428	16,825
Klopman International	2,489	3,425	4,491	8,876
Home Fashion Fabrics	(709)	(1,489)	(2,123)	(3,862)
Corporate	(216)	(381)	(2,189)	(1,260)

	$7,409	$12,484	$15,557	$40,480

Operating Income (Loss) per Segment Excluding Strategic Initiatives(1)
Galey & Lord Apparel	$893	$4,426	$(1,889)	$22,044
Swift Denim	5,534	7,777	19,664	20,185
Klopman International	2,489	3,425	4,491	8,876
Home Fashion Fabrics	(526)	(1,489)	(1,063)	(3,862)
Corporate	(216)	(381)	(2,189)	(1,129)

	$8,174	$13,758	$19,014	$46,114

(1)
For a description of the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, see Note I to the Consolidated Financial Statements. For a description of the Company’s Fiscal 2000 Strategic Initiatives, see Note J to the Consolidated Financial Statements.

June Quarter 2002 Compared to June Quarter 2001

Net Sales

Net sales for the June quarter 2002 (third quarter of fiscal 2002) were $196.6 million as compared to $220.2 million for the June quarter 2001 (third quarter of fiscal 2001).

Galey & Lord Apparel    Galey & Lord Apparel’s net sales for the June quarter 2002 were $81.7 million, a $21.6 million decrease as compared to the June quarter 2001 net sales of $103.3 million. Approximately $12.4 million of the decrease was due to the discontinuation of the Company’s garment making operations in September 2001 which was included as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. Overall, fabric selling prices, inclusive of product mix changes, declined approximately 9.0%. A 1.7% decline in fabric volume also contributed to the net sales decrease.

Swift Denim    Swift Denim’s net sales for the June quarter 2002 were $80.6 million as compared to $78.1 million in the June quarter 2001. The $2.5 million increase was primarily attributable to a 4.7% increase in volume and a 2.8% increase in mix partially offset by a 4.3% decline in selling prices.

Klopman International    Klopman International’s net sales for the June quarter 2002 were $32.2 million, a $3.2 million decline as compared to the June quarter 2001 net sales of $35.4 million. The decline was primarily attributable to a 13.7% decrease in sales volume offset by a 5.7% increase in net sales due to exchange rate changes used in translation.

Home Fashion Fabrics    Net sales for Home Fashion Fabrics for the June quarter 2002 were $2.1 million compared to $3.4 million for the June quarter 2001. The $1.3 million decrease in net sales primarily resulted from reduced volume and was partially offset by favorable mix.

Operating Income (Loss)

Operating income for the June quarter 2002 was $7.4 million as compared to $12.5 million for the June quarter 2001. Excluding the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives, the June quarter 2002 operating income would have been $8.2 million. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, the June quarter 2001 operating income would have been $13.8 million.

Galey & Lord Apparel    Galey & Lord Apparel’s operating income was $0.8 million for the June quarter 2002 as compared to $4.3 million for the June quarter 2001. Excluding the run-out costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Galey & Lord Apparel’s operating income for the June quarter 2002 would have been $0.9 million as compared to $4.4 million for the June quarter 2001 excluding the Fiscal 2000 Strategic Initiatives. The decrease in operating income is principally a result of lower fabric selling prices due to price competition and changes in product mix, partially offset by lower raw material prices and the elimination of losses in the garment operations which were discontinued in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives.

Swift Denim    Swift Denim’s operating income was $5.1 million for the June quarter 2002 compared to $6.6 million for the June quarter 2001. Excluding the run-out costs related to the Fiscal 2000 Strategic Initiatives, operating income for the June quarter 2002 and June quarter 2001 would have been $5.5 million and $7.8 million, respectively. The decrease in Swift Denim’s operating income is principally due to a decline in selling prices, foreign currency exchange losses and higher selling, general and administrative expenses. This decline was partially offset by positive changes in product mix and improvement in raw material variances, principally lower cotton prices.

Klopman International    Klopman International’s operating income in the June quarter 2002 decreased $0.9 million to $2.5 million as compared to the June quarter 2001 operating income of $3.4 million. The decrease principally reflects the impact of lower volume, unfavorable sales mix and effect of exchange rates used in translation.

Home Fashion Fabrics    Home Fashion Fabrics reported an operating loss of $0.7 million for the June quarter 2002 as compared to an operating loss of $1.5 million for the June quarter 2001. Excluding the costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Home Fashion Fabrics’ operating loss for the June quarter 2002 would have been $0.5 million. The decrease in operating loss is due to lower fixed costs as a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives.

Corporate    The corporate segment reported an operating loss for the June quarter 2002 of $0.2 million as compared to an operating loss for the June quarter 2001 of $0.4 million. The corporate segment’s operating income (loss) typically represents the administrative expenses from the Company’s various holding companies.

Income from Associated Companies

Income from associated companies was $1.4 million in the June quarter 2002 as compared to $2.7 million in the June quarter 2001. The income represents amounts from several joint venture interests that manufacture and sell denim products. The decline in income from associated companies primarily resulted from the Company’s decreased ownership in its European joint ventures as well as an overall softening in the European denim market.

Interest Expense

Interest expense was $6.2 million for the June quarter 2002 compared to $14.4 million for the June quarter 2001. The decrease in interest expense was primarily due to the discontinuation of the 9 1/8% Senior Subordinated Notes (“Subordinated Notes”) interest accrual as of the Filing Date and lower prime and LIBOR base rates in the June quarter 2002 as compared to the June quarter 2001. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in the June quarter 2002 was 5.73% per annum as compared to 7.6% per annum in the June quarter 2001.

Income Taxes

The Company’s overall tax rate for the June quarter 2002 differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

Net Income (Loss) and Net Income (Loss) Per Share

Net loss for the June quarter 2002 was $2.7 million or $0.22 per common share, compared to net income for the June quarter 2001 of $0.8 million or $.07 per common share. Excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Fiscal 2000 Strategic Initiatives, and reorganization items as a result of the Chapter 11 Filings (see “Bankruptcy Filing” above), the Company’s net income for the June quarter 2002 would have been $2.4 million or $.20 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company’s net income for the June quarter 2001 would have been $1.7 million or $.14 per share.

First Nine Months of Fiscal 2002 Compared to First Nine Months of Fiscal 2001

Net Sales

Net sales for the first nine months of fiscal 2002 were $501.0 million as compared to $673.6 million for the first nine months of fiscal 2001.

Galey & Lord Apparel    Galey & Lord Apparel’s net sales for the first nine months of fiscal 2002 were $208.9 million, a $114.0 million decrease as compared to the first nine months of fiscal 2001’s net sales of $322.9 million. The decrease in net sales was primarily attributable to a 20.2% decrease in fabric sales volume. Approximately $34.4 million of the decrease was due to the discontinuation in September 2001 of the Company’s garment making operations announced as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The remainder of the decrease was due to the continuing difficult domestic retail environment and a reduction in average selling prices. Overall, average selling prices, inclusive of product mix changes, declined approximately 9.5%.

Swift Denim    Swift Denim’s net sales for the first nine months of fiscal 2002 were $190.1 million as compared to $234.5 million in the first nine months of fiscal 2001. The $44.4 million decrease was primarily attributable to a 16.6% decrease in volume and a 3.4% decline in selling prices partially offset by a 1.1% increase in mix. Approximately $17.3 million of the volume decrease was due to the reduction in manufacturing capacity resulting from the closure of the Erwin, North Carolina Facility in December 2000. The remainder of the decrease was due to the effect of the decline in demand at retail which occurred in the December quarter 2001 and, to some extent, in the March quarter 2002.

Klopman International    Klopman International’s net sales for the first nine months of fiscal 2002 were $93.5 million, a $12.6 million decrease as compared to the first nine months of fiscal 2001 net sales of $106.1 million. The decrease was primarily attributable to an

10.3% decline in sales volume and a 2.4% decline in selling prices inclusive of product mix changes offset by a 1.0% increase in net sales due to exchange rate changes used in translation.

Home Fashion Fabrics    Net sales for Home Fashion Fabrics for the first nine months of fiscal 2002 were $8.4 million compared to $10.0 million for the first nine months of fiscal 2001. The $1.6 million decline in net sales primarily resulted from lower volume partially offset by changes in product mix.

Operating Income (Loss)

Operating income for the first nine months of fiscal 2002 was $15.6 million as compared to $40.5 million for the first nine months of fiscal 2001. Excluding the run-out costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, operating income for the first nine months of fiscal 2002 would have been $19.0 million. Excluding the charges related to the Fiscal 2000 Strategic Initiatives, the first nine months of fiscal 2001 operating income would have been $46.1 million.

Galey & Lord Apparel    Galey & Lord Apparel’s operating loss was $3.1 million for the first nine months of fiscal 2002 as compared to operating income of $19.9 million for the first nine months of fiscal 2001. Excluding the run-out costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Galey & Lord Apparel’s operating loss for the first nine months of fiscal 2002 would have been $1.9 million as compared to operating income of $22.0 million for the first nine months of fiscal 2001 excluding the Fiscal 2000 Strategic Initiatives. The decrease in operating income was principally a result of reduced fabric sales due to a continuing decline in the market, lower fabric selling prices due to price competition and change in product mix, partially offset by lower raw material prices and the elimination of losses in the garment operations which were discontinued in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives.

Swift Denim    Operating income for the first nine months of fiscal 2002 for Swift Denim was $18.4 million, a $1.6 million increase as compared to the first nine months of fiscal 2001 operating income of $16.8 million. Excluding the run-out costs related to the Fiscal 2000 Strategic Initiatives, operating income for the first nine months of fiscal 2002 and the first nine months of fiscal 2001 would have been $19.7 million and $20.2 million, respectively. The decrease in Swift Denim’s operating income is principally due to lower sales volume, a reduction in selling prices, foreign currency exchange losses and some curtailment of manufacturing schedules. The decrease is partially offset by positive changes in product mix, lower utility costs, reduction of lower-of-cost-or-market (LCM) reserves due to the change in method of accounting for inventories to the last-in, first-out

(LIFO) inventory method, impact of lower cotton prices and lower fixed manufacturing costs due to the closure of the Erwin facility in December 2000. Swift also recognized a benefit curtailment gain of $3.4 million in the current year related to the curtailment of postretirement benefits for employees not retired as of December 31, 2001 compared to a gain of $2.4 million recognized in the prior year related to benefit curtailment at the Erwin facility.

Klopman International    Klopman International’s operating income in the first nine months of fiscal 2002 decreased $4.4 million to $4.5 million as compared to the first nine months of fiscal 2001 operating income of $8.9 million. The decrease principally reflects $2.6 million related to the impact of lower selling prices and changes in product mix and $2.0 million related to the decrease in sales volume.

Home Fashion Fabrics    Home Fashion Fabrics reported an operating loss for the first nine months of fiscal 2002 of $2.1 million as compared to an operating loss for the first nine months of fiscal 2001 of $3.9 million. Excluding the costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Home Fashion Fabrics’ operating loss for the first nine months of fiscal 2002 would have been $1.1 million. The decrease in operating loss was due to lower fixed costs as a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives.

Corporate    The corporate segment reported an operating loss for the first nine months of fiscal 2002 of $2.2 million as compared to an operating loss for the first nine months of fiscal 2001 of $1.3 million. The increase in the operating loss is primarily due to financial consultant expenses incurred in the first quarter of fiscal 2002 prior to the bankruptcy filing. The corporate segment’s operating income (loss) typically represents the administrative expenses from the Company’s various holding companies.

Income from Associated Companies

Income from associated companies was $5.6 million in the first nine months of fiscal 2002 as compared to $6.4 million in the first nine months of fiscal 2001. The income represents amounts from several joint venture interests that manufacture and sell denim products. The decline in income from associated companies primarily resulted from the Company’s decreased ownership in its European joint ventures as well as an overall softening in the European denim market.

Interest Expense

Interest expense was $28.8 million for the first nine months of fiscal 2002 compared to $46.2 million for the first nine months of fiscal 2001. The decrease in interest expense was primarily due to the discontinuation of the Subordinated Notes interest accrual as of the Filing Date as well as lower prime and LIBOR base rates in the first nine months of fiscal 2002 as compared to the first nine months of 2001. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in the first nine months of fiscal 2002 was 5.91% per annum as compared to 9.0% per annum in the first nine months of fiscal 2001.

Income Taxes

The Company’s overall tax rate differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

The Job Creation and Worker Compensation Act of 2002 became effective on March 9, 2002 and provided a 5 year carryback for net operating losses incurred in tax years ending in 2001 and 2002. As a result the Company carried back net operating losses from the year ended September 29, 2001. Due to the tax law change, the Company recorded a $1.2 million tax benefit in the March quarter 2002 and a $0.1 million tax benefit in the June quarter 2002. Substantially all of the income tax refund was received in the June quarter 2002.

Net Income (Loss) and Net Income (Loss) Per Share

The net loss for the first nine months of fiscal 2002 was $23.8 million or $1.98 per common share compared to a net income for the first nine months of fiscal 2001 of $1.1 million or $.09 per common share. Excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Fiscal 2000 Strategic Initiatives, and reorganization items as a result of the Chapter 11 Filings (see “Bankruptcy Filing” above), the Company’s net loss for the first nine months of fiscal 2002 would have been $6.2 million or $.51 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company’s net income for the first nine months of fiscal 2001 would have been $4.6 million or $.39 per common share.

Order Backlog

The Company’s order backlog at June 29, 2002 was $130.1 million, a 0.5% increase from the June 30, 2001 backlog of $129.5 million. The June 30, 2001 backlog included $4.9 million related to the Company’s garment operations which were exited in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. Over the past several years, many apparel manufacturers, including many of the Company’s customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not be as meaningful as they have in the past with regard to the Company’s future sales.

Liquidity and Capital Resources

As previously discussed, the Company and each of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the Bankruptcy Code. The matters described under this caption “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Such proceedings will involve, or result in, various restrictions on the Debtors’ activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Debtors may conduct or seek to conduct business.

The Company and its subsidiaries had cash and cash equivalents totaling $25.5 million and $7.1 million at June 29, 2002 and June 30, 2001, respectively. As a result of the Chapter 11 Filings, the Company’s ability to borrow under its Senior Credit Facility (as defined below) was frozen and replaced with the Company’s DIP Financing Agreement (as defined below). As of June 29, 2002, the Company’s borrowing availability under its DIP Financing Agreement was $97.2 million. As of June 29, 2002, the Company’s Canadian operations also had a total of U.S. $6.2 million of revolving credit borrowing availability under the Canadian Loan Agreement (as defined below).

During the June quarter 2002, the Company primarily utilized its available cash to fund the Company’s operating and investing requirements.

During the March quarter 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). In April 2002, $19.5 million was transferred from the Company’s European holding company to the Company in the United States. The Company then utilized the cash to repay its $7.4 million outstanding balance under its DIP Financing Agreement (as defined below) as well as repay $5.0 million, $4.2 million, and $2.9 million of the Company’s pre-petition revolving line of credit, Term Loan B, and Term Loan C borrowings, respectively under the pre-petition Senior Credit Facility (as defined below).

Debtor-in-Possession Financing Agreement

Under the terms of the final DIP financing agreement (the “DIP Financing Agreement”) among the company and the Debtor subsidiaries and First Union National Bank (the “Agent”) and Wachovia Securities, Inc., the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company’s option, of either (i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of (A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .5% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

Borrowings under the DIP Financing Agreement are guaranteed by each of the Debtor subsidiaries. In general, such borrowings constitute allowed super-priority administrative expense claims, and are secured by (i) a perfected first priority lien pursuant to Section 364(c)(2) of the Code, upon all property of the Company and the Debtor subsidiaries that was not subject to a valid, perfected and non-avoidable lien on the Filing Date, (ii) a perfected junior lien, pursuant to Section 364(c)(3) of the Code upon all property of the Company and the Debtor subsidiaries already subject to valid, perfected, non-avoidable liens, and (iii) a perfected first priority senior priming lien, pursuant to Section 364(d)(1) of the Code, upon all property of the Company and the Debtor subsidiaries already subject to a lien that presently secures the Company’s and the Debtor subsidiaries’ pre-petition indebtedness under the existing pre-petition credit agreement, whether created prior to or after the Filing Date (subject to certain specific existing or subsequently perfected liens). This security interest is subject to certain explicit exceptions.

The DIP Financing Agreement contains covenants restricting the Company and the Guarantors from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At June 29, 2002, the Company was in compliance with the covenants of the DIP Financing Agreement.

The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

Pre-Petition Senior Credit Facility

On January 29, 1998 the Company entered into a new credit agreement (as amended, the “Senior Credit Facility”) with First Union National Bank, as agent and lender, and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million (“Term Loan B”) and (iii) a term loan in the principal amount of $110.0 million (“Term Loan C”). In July 1999, the Company amended its Senior Credit Facility (the “July 1999 Amendment”) pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments.

Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $293,397 through March 27, 2004, three quarterly payments of $27,579,329 and final amount of $23,405,783 on Term Loan B’s maturity of April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $208,132 through April 2, 2005, three quarterly payments of $19,356,265 and a final amount of $16,395,608 on Term Loan C’s maturity of April 1, 2006.

The Company’s obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and each of its domestic subsidiaries (including a lien on all real property owned in the United States), a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company’s domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess

Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom. Based on fiscal 2001 results, the Company was not required to make an Excess Cash Flow payment with respect to fiscal 2001.

As a result of the February 2001 funding of the Company’s Canadian Loan Agreement (as defined below), the Company repaid $12.7 million principal amount of its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

During the March quarter 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). (See “Liquidity and Capital Resources” above)

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Senior Credit Facility. (See “Bankruptcy Filing” above)

Pre-Petition Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the “Notes”). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under the Securities Act of 1933. Net proceeds from the offering of $289.3 million (net of initial purchaser’s discount and offering expenses), were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein). Interest on the Notes is payable on March 1 and September 1 of each year.

In August 2000, the Company and its noteholders amended the indenture, dated February 24, 1998 (the “Indenture”), entered into in connection with the Notes to amend the definition of “Permitted Investment” in the Indenture to allow the Company and its Restricted Subsidiaries (as defined in the Indenture) to make additional investments (as defined in the Indenture) totaling $15 million at any time outstanding in one or more joint ventures which conduct manufacturing operations primarily in Mexico. This amendment was completed to allow the Company sufficient flexibility in structuring its investment in the Swift Denim-Hidalgo joint venture.

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

The Notes are subject to certain covenants, including, without limitation, those limiting the Company and its subsidiaries’ ability to incur indebtedness, pay dividends, incur liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of restricted subsidiaries or merge or consolidate the Company or its restricted subsidiaries.

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Notes and the Indenture. As of the Filing Date, the Company discontinued its interest accrual on the Notes and wrote off $7.7 million of deferred debt fees and the remaining discount on the Notes.

Canadian Loan Agreement

In February 2001, the Company’s wholly owned Canadian subsidiary, Drummondville Services Inc. (“Drummondville”), entered into a Loan Agreement (the “Canadian Loan Agreement”) with Congress Financial Corporation (Canada), as lender. The Canadian Loan Agreement provides for (i) a revolving line of credit under which Drummondville may borrow up to an amount equal to the lesser of U.S. $16.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory of Drummondville, as defined in the Canadian Loan Agreement), and (ii) a term loan in the principal amount of U.S. $9.0 million.

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Under the Canadian Loan Agreement, the interest rate on Drummondville’s borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville’s option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville’s option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00%, all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement).

Tax Matters

At June 29, 2002, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal tax purposes of approximately $143 million and state tax purposes of approximately $132 million. The federal NOLs will expire in years 2018-2021 if unused, and the state NOLs will expire in years 2003-2021 if unused. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $28.2 million related to domestic operating income losses has been established since it is more likely than not that some portion of the deferred tax asset will not be realized.

The Job Creation and Worker Compensation Act of 2002 became effective on March 9, 2002 and provided a 5 year carryback for net operating losses incurred in tax years ending in 2001 and 2002. As a result the Company carried back net operating losses from the year ended September 29, 2001. Due to the tax law change, the Company recorded a $1.2 million tax benefit in the March quarter 2002 and a $0.1 million tax benefit in the June quarter 2002. Substantially all of the income tax refund was received in the June quarter 2002.

Adequacy of Capital Resources

As discussed above, the Company and the Debtor subsidiaries are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Filings and the restructuring of its business operations. As a result of the uncertainty surrounding the Company’s current circumstances, it is difficult to predict the Company’s actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flow from operations together with cash on hand, cash generated from asset sales, and amounts available under the DIP Financing Agreements, the Canadian Loan Agreement and certain other foreign bank loans (entered into by the non-Debtor subsidiaries), will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Filings.

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

As a result of the Chapter 11 Filings, the Company’s access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company’s long-term liquidity requirements and the adequacy of the Company’s capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Filings.

Other

The Company expects to spend approximately $9.1 million for capital expenditures in fiscal 2002, of which $5.7 million was spent in the first nine months of fiscal 2002. The Company anticipates that approximately 15% of the forecasted capital expenditures will be used to increase the Company’s capacity while the remaining 85% will be used to maintain existing capacity.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union (the “Participating Countries”) established fixed conversion rates between their existing sovereign currencies (“legacy currencies”) and the Euro. Between January 1, 1999 and December 31, 2001, the Euro was used solely for non-cash transactions. During that time period, the Euro traded on currency exchanges and was the basis of valuing legacy currencies which continued to be legal tender. Beginning January 1, 2002, the participating countries began issuing new Euro-denominated bills and coins for use in cash transactions and withdrawing bills and coins denominated in the legacy currencies. As of February 28, 2002, the legacy currencies are no longer legal tender for cash transactions, however, in most Participating Countries, bills and coins denominated in the legacy currencies may be exchanged at banks for Euros through the end of 2002.

The Company’s European operations export the majority of its sales to countries that are Participating Countries. As the European pricing policy has historically been based on local currencies, the Company believes that as a result of the Euro conversion the uncertainty of the effect of exchange rate fluctuations will be greatly reduced. In addition, the Company’s principal competitors are also located within the Participating Countries. The Company believes that the conversion to the Euro has eliminated much of the advantage or disadvantage coming from exchange rate fluctuation resulting from transactions involving legacy currencies in Participating Countries. Accordingly, competitiveness is solely based on price, quality and service. While the Company believes the increased competitiveness based on these factors will provide the Company with a strategic advantage over smaller local companies, it cannot assess the magnitude of this impact on its operations.

As contemplated by the Company’s Euro conversion plan, invoicing of products in both local currencies and the Euro began January 1, 1999. The conversion of the Company’s financial reporting and information systems was completed during the Company’s 2001 fiscal year. The costs related to the conversion were not material to the Company’s operating results or liquidity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). For all business combinations initiated after June 30, 2001, FAS 141 eliminates the pooling-of-interests method of accounting and requires the purchase method of accounting, including revised recognition criteria for intangible assets other than goodwill. Under FAS 142, which is effective for years beginning after December 15, 2001, the Company’s fiscal year 2003, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” (“FAS 121”). The Company has not yet determined what the effect of FAS 142 will be on the earnings and financial position of the Company.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), which is effective for years beginning after June 15, 2002, the Company’s fiscal year 2003. FAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has not yet determined what the effect of FAS 143 will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which is effective for fiscal years beginning after December 15, 2001, the Company’s fiscal year 2003. FAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has not yet determined what the effect of FAS 144 will be on the earnings and financial position of the Company.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Obligations Associated with Disposal Activities” (“FAS 146”), which is effective for disposal activities initiated after December 31, 2002. FAS 146 requires that a liability for a disposal obligation should be recognized and measured at its fair value when it is incurred. The Company has not yet determined what the effect of FAS 146 will be the on earnings and financial position of the Company.

Forward Looking Statements

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief of current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, the level of the

Company’s indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein, or in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001. In addition, such risks and uncertainties include those related to the Chapter 11 Filings, including, without limitation, those detailed herein.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Information relative to the Company’s market risk sensitive instruments by major category at September 29, 2001 is presented under Item 7a of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of June 29, 2002, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of June 29, 2002 would have a negative impact of approximately $2.0 million.

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

Cash Flow Hedging Strategy

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency cash flows resulting from sales or purchases denominated in other than the Company’s functional currencies over the next year, the Company has instituted a foreign currency hedging program. The Company hedges portions of its forecasted sales and purchases denominated in foreign currencies with forward contracts.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments (Continued)

Foreign currency forward contracts that hedge forecasted sales and purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the three and nine months ended June 29, 2002 and is included in cost of sales in the consolidated statement of income.

Fair Value Hedging Strategy

The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the three and nine months ended June 29, 2002 and is included in cost of sales in the consolidated statement of income.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

For a discussion of Chapter 11 Filings, see Note A—Bankruptcy Filing in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.     Changes in Securities and Use of Proceeds (not applicable)

Item 3.     Defaults Upon Senior Securities

The commencement of the Chapter 11 Filings constitutes an event of default under the Senior Credit Facility, the 9 1/8% Senior Subordinated Notes and the Indenture related thereto, and the Company’s South Carolina Job and Economic Development Authority Bonds (“JEDA Bonds”). The payment of interest accruing under the 9 1/8% Senior Subordinated Notes and the JEDA Bonds after February 19, 2002 is stayed in connection with the Chapter 11 Filings.

Item 4.     Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.     Other Information (not applicable)

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits—The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

(b)  Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALEY & LORD, INC. (Registrant)

By:	/s/ LEONARD F. FERRO
Leonard F. Ferro Vice President

Date    August 13, 2002

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.
10.77	First Amendment to the Galey & Lord Retirement Savings Plan (401(k)), as Amended and Restated.

99.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Accounting Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.