Form 10-K
period 2002-09-28
GALEY & LORD INC
filed 2002-12-20
CIK 884124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2002

Commission File Number 0-20080

GALEY & LORD, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1593207
(State of Incorporation)	(I.R.S. Employer Identification No.)

980 Avenue of the Americas New York, New York	10018
(Address of principal executive offices)	(Zip Code)

212/465-3000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 13, 2002, was approximately $220,000.

The number of shares outstanding of Common Stock, as of December 13, 2002, was 11,996,965 shares.

PART I

Item 1.  BUSINESS

This 2002 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief of current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, the level of the Company’s indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein, and from time-to time, in the Company’s other reports filed with the Securities and Exchange Commission. In addition, such risks and uncertainties include those related to the Chapter 11 Filings (as defined below), including, without limitation, those detailed herein.

Proceedings Under Chapter 11 of the Bankruptcy Code

On February 19, 2002 (the “Filing Date”), Galey & Lord, Inc. (the “Company” or the “Registrant”) and each of its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of Title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors’ direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 of the Bankruptcy Code and are not the subject of any bankruptcy proceedings.

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with First Union National Bank (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. On such date, the Company had domestic cash on hand of approximately $34.5 million. For a description of the DIP Financing Agreement, see “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries, and benefits, and certain critical vendor and other business-related payments necessary to maintain the operation of their businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and the restructuring of their businesses, and certain other “ordinary course” professionals. From time to time the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors. See “Executive Compensation – Key Employee Retention Programs” for a description of these programs.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered two orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and reject, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002 and December 11, 2002, the Bankruptcy Court extended this deadline up through and including April 16, 2003. The Debtors are in the process of reviewing their remaining executory contracts and unexpired leases to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The Bankruptcy Court established October 1, 2002 as the “bar date” as of which all claimants were required to submit and characterize claims against the Debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Company. The ultimate amount of claims allowed by the Bankruptcy Court against the Company could be significantly different than the amount of the liabilities recorded by the Company.

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. On or about June 18, 2002, the Bankruptcy Court entered an order extending the exclusive right to file a Plan through and including October 1, 2002, and extending the exclusive right to solicit and receive the votes necessary to confirm such plan through and including December 1, 2002. On or about October 1, 2002, the Bankruptcy Court signed another order further extending the Debtors’ exclusive right to file a Plan through and including December 30, 2002, and further extending the Debtors’ exclusive right to solicit and receive the votes necessary to confirm such Plan through and including March 3, 2003. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

General

The Company was incorporated in Delaware in 1987 for the purpose of acquiring, in February 1988, substantially all of the assets of the Blends Apparel and Prints divisions of Burlington Industries, Inc. (“Burlington”). The Company acquired these businesses through its wholly-owned subsidiary Galey & Lord Industries, Inc. (“Industries”). Prior to April 1992, the Company was known as Galey & Lord Holdings, Inc., and Industries operating subsidiary was known as Galey & Lord, Inc. In June 1996, the Company, through a subsidiary of Industries, G&L Service Company, North America, Inc. (“G&L Service Company”), acquired the capital stock of Dimmit Industries, S.A. de C.V. (“Dimmit”) and certain related assets from Farah Incorporated. In January 1998, the Company acquired the apparel fabrics business of Dominion Textile, Inc. (“Dominion”), which primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group (“Swift”), the Klopman International Group (“Klopman”) and Swift Textiles Europe, Ltd. (“Swift Europe”). The Company conducts all of its operations through its subsidiaries and joint venture interests. Unless otherwise specified herein or the context otherwise requires, all references to the Company or the Registrant include the Company, Industries, G&L Service Company, and the subsidiaries and joint venture interests that comprise Dimmit, Swift, Swift Europe and Klopman.

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

The Company believes that it is one of the world’s largest producers of value-added denim which it achieved through development of differentiated denim products. Accordingly, the Company believes that domestically most of its denim products are in the mid to upper range of the market.

On June 7, 1996, the Company, through its subsidiary, G&L Service Company, acquired the capital stock of Dimmit and certain related assets from Farah Incorporated for approximately $22.8 million in cash including certain costs related to the acquisition. Dimmit was composed of six manufacturing facilities located in Piedras Negras, Mexico for the purpose of sewing and finishing pants and shorts for the casual wear market. These facilities were part of the Galey & Lord Apparel segment. As discussed below, the Company closed all of G&L Service Company’s operations in the fourth quarter of fiscal 2001.

On January 29, 1998, the Company entered into a Master Separation Agreement with Polymer Group, Inc. (“Polymer”), DT Acquisition, Inc. (“DTA”), a subsidiary of Polymer, Dominion and certain other parties, pursuant to which the Company acquired (the “Acquisition”) the apparel fabrics business (the “Acquired Business”) of Dominion from DTA for a cash purchase price of approximately $466.9 million including certain costs related to the Acquisition. The Acquired Business primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group, the Klopman Group and Swift Europe. Swift Denim is one of the largest producers of denim in the world, Klopman is one of the largest suppliers of uniform fabrics in Europe and Swift Europe is a major international supplier of denim to Europe, North Africa and Asia. The total purchase price of the Acquisition was funded with borrowings under the Company’s credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

In the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives aimed at increasing the Company’s competitiveness and profitability by reducing costs. The principal manufacturing initiatives included (1) the completion of the Swift Denim-Hidalgo joint venture (discussed below), (2) the closing of the Company’s denim manufacturing facility in Erwin, North Carolina in December 2000 and (3) the closing of the Company’s yarn spinning operation at its Brighton Plant in Shannon, Georgia in December 2000. In addition, the Company provided for the elimination of duplicate personnel at the Company’s Klopman operation in Italy. Approximately 1,370 employees were terminated as a result of the initiatives, including production workers, administrative support and management.

On August 18, 2000, the Company completed a transaction which resulted in the formation of a 50/50 joint venture (the “Joint Venture”) in Mexico, Swift Denim-Hidalgo, pursuant to which the Company received a 50% equity interest in a newly formed Mexican entity which simultaneously acquired an existing denim manufacturing business (the “Existing Business”) from a group which included the Company’s partner in the Joint Venture. The Existing Business is a “state-of-the-art” denim fabric factory which commenced production in 1997. In exchange for a $14 million contribution comprised of cash, inventory and equipment, the Company received a 50% interest in the ownership of this joint venture. The Company, through its domestic and foreign subsidiaries, contributed $7.8 million in cash and inventory in fiscal 2000 and $5.0 million in inventory and equipment in fiscal 2001. The equipment contributed by the Company was from the Company’s Erwin facility which closed in December 2000.

In the fourth quarter of fiscal 2001, the Company announced additional actions due to a continuing difficult business environment. These actions included (1) the discontinuation of G&L Service Company, the Company’s garment making operations in Mexico and (2) the consolidation of its greige fabrics operations which included the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility. In addition, the Company provided for the reduction of approximately 5% of its salaried overhead employees. The above actions resulted in the termination of approximately 3,300 Mexican employees and 500 U.S.-based employees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events”.

In fiscal 2002, the Company’s ownership interest percentages in the Swift Europe joint ventures were reduced from 50% to 33% due to additional shares being purchased by and issued to its equity partner. As part of this transaction, the equity partner provided a $25 million term loan facility to Swift Europe. In addition, Swift Europe paid off a 5.6 million Swiss Franc secured loan (which was payable in installments through 2009) to the Company during fiscal 2002.

Strategy

The Company’s strategy is (i) to be either first or second in each of the product categories it offers, (ii) to make products that can be distinguished from those made by its competitors, and (iii) to continue to modernize its facilities in order to maintain its competitive position.

Key tactics of the Company’s strategy include:

Emphasizing Customer Service.  The Company is committed to being an industry leader in providing superior customer service. The key elements of this tactic include (i) providing timely and complete order delivery, (ii) building partnerships with customers, (iii) providing electronic data information services, and (iv) providing inventory management support.

Expanding International Operations.  Through the expansion of international manufacturing capabilities and sales offices, the Company is better able to service both its core Swift Denim and Galey & Lord Apparel customers in North America and in various parts of the world. In addition, the Company continues to position itself to service its North American customers as they expand globally. As a result of the Acquisition, the Company acquired, among other operations, denim manufacturing facilities in the

U.S. and Canada and through a joint venture has an interest in a facility in Tunisia, as well as sales offices or commission agents in Europe, South America and Asia. During fiscal 2000, the Company closed a transaction which formed a 50/50 joint venture in Mexico, Swift Denim-Hidalgo, which acquired an existing “state-of-the-art” denim factory from a group which included the Company’s partner in the Joint Venture. As of September 28, 2002, approximately 33% of the Company’s long lived assets were located outside of the United States.

The Company also has a marketing and product development partnership with Litton Mills in the Phillippines whereby product produced by Litton is sold under the Swift Denim name to customers throughout the Pacific Rim.

Increasing Manufacturing Efficiencies.  The Company has invested in its manufacturing operations to provide for the flexible production of its broad line of value-added fabrics and to reduce production costs.

Potential Sale of Klopman International.  The Company has retained Rothschild-Italia S.P.A., a financial advisor, to aid in the potential sale of its Klopman business. The Company will review the alternatives presented, potential suitors and expected proceeds of such sale and determine if it is in the best interests of the Company and its creditors to proceed. Further, such sale would be subject to Bankruptcy Court approval. There can be no assurance that the Company will consummate a sale of Klopman on favorable terms or at all.

Products and Customers

The following chart sets forth the Company’s net sales for Galey & Lord Apparel, Swift Denim, Klopman International and Home Fashion Fabrics, for each of the last three fiscal years.

	Fiscal Year
	2002		2001		2000
	(dollar amounts in thousands)

Galey & Lord Apparel	$280,243	42.0%	$402,024	47.3%	$459,410	48.0%

Swift Denim	256,259	38.4%	299,124	35.2%	348,540	36.4%

Klopman International	120,861	18.1%	135,409	15.9%	128,923	13.4%

Home Fashion Fabrics	9,548	1.5%	13,436	1.6%	20,887	2.2%

Totals	$666,911	100.0%	$849,993	100.0%	$957,760	100.0%

For additional financial information with respect to the four segments and for geographical segment data, see Note O to the Company’s consolidated financial statements contained herein.

Galey & Lord Apparel

Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel, uniform and corduroy fabrics. From January 1997 to September 2001, the Company also sold garment packages to its customers.

The Company believes it is the largest domestic producer by capacity of cotton and cotton blended apparel fabrics. These fabrics are primarily used for the production of men’s and women’s pants and shorts. Because of its capital investment in sophisticated dyeing and finishing equipment, the Company is able to weave a limited number of substrates and to finish each of them into a variety of esthetics. This enables the Company to work with its customers to provide new and unique products for the marketplace.

The Company is a vertically integrated manufacturer of woven cotton and cotton blended apparel fabrics with plants involved in spinning, weaving and dyeing and finishing. The Company supplements its spinning production with purchased yarn. The spun yarn is woven into greige fabric using high-speed air-jet looms. The Company dyes and finishes all of its woven cotton casual and uniform fabrics at its Society Hill, South Carolina manufacturing facility. The Company has significant assets devoted to creating value-added fabrics, including an extensive range of suede-finished fabrics. The finishing process used by the Company depends upon the type and style of fabrics being produced in accordance with customer specifications. Fabrics are woven by the Company based on projected sales but are dyed and finished according to customer purchase orders. In order to operate its dyeing and finishing facility at optimum capacity, the Company has historically purchased a portion of its greige fabric requirements from outside sources as needed. During periods of lower demand for dyed and finished fabrics, the Company reduces its purchases of greige fabrics from outside sources and uses its internal capacity to supply market demands. As part of its Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company consolidated certain of its greige fabrics operations, which included the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility.

The Company maintains rigorous quality control throughout each production process. Testing and inspection occur at various stages in the spinning, weaving, dyeing and finishing processes. The Company’s plants use computers to monitor and control manufacturing processes and the flow of products.

The Company’s cotton and cotton blended fabrics are sold principally to manufacturers of men’s and women’s wear. Fabrics produced for these markets are predominantly 100% cotton. The Company’s customers include brand name and private label manufacturers and chain stores. They include Levi’s, Haggar, Savane and Tropical Sportswear Int’l Corporation, VF Services, Polo Ralph Lauren, GAP, Inc., Liz Claiborne, American Trouser, Inc., and Oxford Industries. In addition, the Company sells to suppliers of mail order catalogs.

Galey & Lord Apparel’s uniform fabrics are distributed to the government, the industrial laundry market, the hospitality market and the healthcare market. Durability of fabric, compliance with strict specifications for use, continuity of color and customer service are the factors most important to the Company’s customers. Domestic customers for uniform fabrics include Riverside Manufacturing Co., Garment Corporation of America, Superior Uniform Group, Inc., Landau Uniforms Corp., and Kellwood Company.

The Company is the only vertically integrated manufacturer of corduroy in the U.S. and is the largest domestic manufacturer. The Company’s weaving, dyeing and finishing equipment and processes used to produce woven cotton, cotton-blended, and uniform fabrics may also be used to produce corduroy. The ability to produce both corduroy and non-corduroy fabric using substantially the same equipment and processes allows the Company to schedule its production both economically and efficiently to meet changes in demand which varies seasonally (corduroy for the fall/winter selling season and cotton casual for the spring/summer selling season), and to maintain consistent levels of production throughout the entire year.

The Company manufactures corduroy fabrics in a variety of wales and weights. In addition to the traditional corduroy fabrics, the Company uses its finishing expertise to differentiate its products and produce new corduroy fabrics, including corduroy that stretches. Major corduroy customers are Levi’s, Haggar, GAP, Inc., Savane and Tropical Sportswear Int’l Corporation. In addition, the Company sells to suppliers of mail order catalogs.

In June 1996, the Company acquired garment manufacturing facilities located in Piedras Negras, Mexico and later opened an additional garment manufacturing facility in Monclova, Mexico. This allowed the Company to offer its customers a finished package of fabric and garments from one source. Due to pricing pressures associated with a worldwide overcapacity of garment production, a strong U.S. dollar relative to Asian currencies and the impact of the Caribbean Basin Initiative (“CBI”), the Company closed all of its garment manufacturing facilities as part of its Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives.

Swift Denim

The Company is one of the world’s largest producers of denim, operating under the tradename Swift Denim. Swift manufactures and markets a wide variety of denim products for apparel and non-apparel uses, such as home furnishings. These products are manufactured in a full range of colors, weights and finishes. In manufacturing denim, yarn is spun in its natural state, and then dyed prior to being woven into fabric. The woven fabric is then finished in a variety of ways.

Swift, recognized in the industry for product innovation, concentrates on product development on high value-added products that are developed primarily for the mid and upper ranges of distribution as determined by retail selling prices. The Company believes that Swift is the world’s largest producer of value-added denim. Swift has established leadership in developing differentiated denim products such as black denim, ring spun denim and character yarn products such as rough spun denim and rebel ring products. The Company believes that domestically most of its products are in the mid to upper range of the market and that over 50% of its products are in the upper range of the market.

Through its joint venture, Swift Denim-Hidalgo, the Company is producing basic denim fabric in Mexico. The Company believes that the lower cost of production in Mexico will enable it to maintain its market share in all price points of denim fabric.

Swift enjoys a wide distribution, and its major customers include Levi’s, Polo Jeans Co., Tommy Hilfiger Corporation, GAP, Inc., Old Navy, Nautica, Guess, Inc., Abercrombie and Fitch, American Eagle Outfitters, Eddie Bauer, H.D. Lee Co. Inc. and Wrangler. It also is a supplier to private label programs through major apparel contractors including Aalfs Manufacturing Inc., PL Industries, Kentucky Apparel and Border Apparel and sells to mail order suppliers including Land’s End, Inc., L.L. Bean Inc., J. Crew Group Inc. and Eddie Bauer, Inc. Swift’s international customers include global brands such as Levi’s, Guess?, Eddie Bauer and V.F. and large Canadian customers such as Wester Glove and Jack Spratt.

Klopman International

The Company is a leading supplier of polyester and cotton blended fabrics in Europe. Klopman is unique in being Europe’s only manufacturer dedicated solely to the production of fabrics for workwear, protectivewear and casual apparel. Klopman produces two high performance workwear fabrics, Superbandmaster 2000 and Indestructible 2000. These fabrics significantly extend the wear life of the garment while maintaining comfort and appearance. The workwear and careerwear fabrics are distributed primarily to the industrial laundry, hospitality and healthcare markets. Klopman has continued to expand its production and marketing of apparel and protectivewear fabrics.

Klopman operates a spinning, weaving and dyeing and finishing plant in Frosinone, Italy and a spinning and weaving facility in Tunisia. The Company’s European operations have executed a strategy to purchase greige fabric worldwide in order to achieve more competitive costs.

Klopman’s customers include the Kansas Group, Alexandra Workwear plc., Apparelmaster, CCM Limited, Alsico NV, Mulliez Freres, Amuco International SpA, Van Moer, Dickies, Haniel/Eurodress, Levi’s, Carhartt and G-Star.

The Company has retained Rothschild-Italia S.P.A., a financial advisor, to aid in the potential sale of its Klopman business. The Company will review the alternatives presented, potential suitors and expected proceeds of such sale and determine if it is in the best interests of the Company and its creditors to proceed. Further, such sale would be subject to Bankruptcy Court approval. There can be no assurance that the Company will consummate a sale of Klopman on favorable terms or at all.

Home Fashion Fabrics

The Company’s Home Fashion Fabrics Division sells dyed and printed fabrics to the home furnishing market for use in bedspreads, comforters, curtains, accessories and certain upholstery applications. Prior to September 2001, the Company operated its own yarn and greige manufacturing facilities to produce home fashions greige fabric (undyed and unfinished) that was dyed and printed for its customers. Home fashions greige fabric was also sold to independent contractors for dyeing and finishing. However, as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the yarn and greige manufacturing plants were closed and the Company now purchases the greige fabric it requires to meet sales demand. The Company uses various suppliers to dye and print fabrics according to customers’ specifications. Home Fashion Fabrics’ major customers include Regency Home Fashions Inc. and V.K.O. Incorporated.

During fiscal 2002, the Company realigned its Home Fashion Fabrics’ management under the control of the Galey & Lord Apparel business unit. Accordingly, Home Fashion Fabrics operating results will not be presented as a separate operating segment in the future.

Sales and Marketing

The Company’s personnel work continually with customers to develop product lines well in advance of actual shipment. Sales personnel often present fabrics to customers in the form of commercially made sample garments rather than the traditional method of just showing fabrics. The Company believes this enables customers to bring products to market quicker and more efficiently.

The Company has separate sales and marketing groups for each of Galey & Lord Apparel, Swift, Klopman and Swift Europe (which markets denim in Europe). The Company’s sales and marketing personnel focus on merchandising and marketing products that are best suited or tailored for the customer’s market needs.

Sales for fiscal 2002 and fiscal 2001 to various divisions of Levi Strauss & Co., Inc. accounted for approximately 13% and 21% of the Company’s total net sales, respectively. These divisions of Levi Strauss & Co., Inc. purchase fabrics from the Company independently of each other, and the loss of business from any one division would not necessarily affect the Company’s orders from other divisions. No other customer accounts for more than 10% of the Company’s total net sales.

At September 28, 2002, the Company had approximately 2,700 customer accounts.

Raw Materials and Services

The Company’s principal raw materials are cotton and polyester. Cotton is available from a large number of suppliers. The quantity of plantings, crop and weather conditions, agricultural policies, domestic uses, exports and market conditions can significantly affect the cost and availability of cotton, but, to date, the Company has not experienced any difficulty obtaining adequate supplies of cotton. The Company traditionally enters into contracts for cotton several months in advance of expected delivery to ensure availability. The prices associated with these contracts may be either fixed at the time the contract is signed or at a later date.

In order to make the price of domestic cotton competitive with prices quoted in the world market, the U.S. Department of Agriculture adopted a program under which rebates were paid to users of domestically produced cotton according to a formula based on relative world and domestic cotton prices when domestic prices exceed world prices, based upon a formula. The domestic price for cotton did not begin to exceed the world price for cotton until July 1997. From July 1997 until the initial program’s funding was exhausted in December 1998, the criteria for receiving rebates was met and the Company received the related rebates. In October 1999, the U.S. Congress approved funding to re-establish the rebate program effective as of October 1, 1999. The Company is currently receiving rebates under the criteria established in the program. The Company believes that any future discontinuance of the program could adversely impact its financial position.

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

The Company purchases spun yarn and greige fabric to supplement its own production. These products are available from a number of suppliers. As part of the Fiscal 2000 Strategic Initiatives, the Company entered into a long-term strategic partnership with Parkdale Mills, Inc. to purchase yarn. Parkdale Mills, Inc. is a highly modernized, state of the art yarn spinner that has the capability to supply the Company with high quality, cost competitive, ring and open end yarns.

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

Purchasing decisions by the Company’s customers are influenced by a number of factors, including quality, price, manufacturing flexibility, delivery time, customer service, product styling and differentiation. Competition among U.S. and foreign suppliers is affected by changing relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, ecological concerns, human resource laws, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade.

Trademarks and Patents

The Company owns, or has the right to use under license, various patents, trademarks and service marks. The Company’s “Galey & Lord”, “Swift Denim” and “Swift Textiles” trademarks are registered with many countries worldwide, including the U.S. Patent and Trademark Office. In addition, the Company’s “Klopman” trademarks are registered with many European countries. Other than the “Galey & Lord”, “Swift Denim”, “Swift Textiles” and “Klopman” trademarks, the Company does not consider any of its patents, licensed technology, trademarks or service marks to be material to the conduct of its business.

Backlog

The Company’s order backlog at September 28, 2002 was $95.7 million, a 14% increase from the September 29, 2001 backlog of $83.8 million. Over the past several years, many apparel manufacturers, including many of the Company’s customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not be as meaningful as they have in the past with regard to the Company’s future sales.

Seasonality

The Company's business is not highly seasonal. Galey & Lord Apparel's product mix varies seasonally (with demand for corduroy fabric primarily in the fall/winter selling season and sportswear in the spring/summer selling season). Galey & Lord Apparel's weaving, dyeing and finishing equipment and processes are configured to produce both corduroy and other woven fabrics, allowing the Company to adapt to seasonal demand and to maintain consistent levels of production throughout the entire year. Swift's sales, consistent with the denim industry, are historically lower in the December quarter; however, to meet June and September customer demand, production is generally unaffected. Klopman's sales are historically lower in the September quarter due to the European vacation period in August. The Home Fashion Fabrics Division experiences a very minimal fluctuation in the demand for the products it sells.

Competition

The United States textile industry has been and continues to be negatively impacted by existing worldwide trade practices. The establishment of the World Trade Organization in 1995 has resulted in the phase out of quotas on textiles and apparel through 2005. This phase out will gradually allow more low cost imports to enter the U.S.

U.S. government policy on an overall basis has not been favorable to the U.S. textile industry. The Company believes that the increasing flow of imports into the United States is partly due to the U.S. government’s strong dollar monetary policy that allows foreign manufacturers to sell in the U.S. while a significant portion of their production costs are denominated in devalued local currencies. Further, the Company believes that as a result of the September 11, 2001 tragic events, the U.S. government has and may continue to grant trade concessions to textile producing nations providing assistance in its war on terrorism. These trade concessions would further harm the U.S. textile industry.

Certain U.S. government trade programs do provide some benefit to the U.S. textile industry as outlined below:

•
The Company’s customers receive favorable duty and, in certain instances, quota treatment by taking advantage of the U.S. “807” and “807A” tariff programs, as well as the North American Free Trade Agreement (“NAFTA”). Under tariff program “807,” garment textile components cut in the U.S. and assembled offshore can be brought back into the U.S. subject to existing quotas, with duty only imposed on the value added offshore.

•
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

•
The Company believes that it has benefited, and will continue to benefit, from the 1994 implementation of NAFTA, which phased out duties and quotas on certain textiles and apparel shipped between Mexico, the U.S. and Canada. NAFTA’s yarn forward rule of origin assures that only those textiles produced in NAFTA countries benefit from the phasing out of duties and quotas.

Galey & Lord Apparel

There are several major competitors in the finished cotton casual apparel fabrics business, none of which dominate the market. The Company’s major competitors include Delta Woodside Industries, Inc., Graniteville Company, a division of Avondale Mills, Inc. and Milliken & Company. The Company’s technical expertise in finishing enables it to provide a number of value-added fabrics to differentiate itself from its competitors, including an extensive range of suede finished fabrics. The Company is the only vertically integrated domestic producer of corduroy fabrics. Competition to the Company’s corduroy business is mostly from imported garments.

The Company’s major domestic competitors in the workwear and careerwear business are Graniteville Company, Riegel Textile Corp., a division of Mount Vernon Mills, Inc., Milliken & Company and Springs Industries, Inc.

Swift Denim

The supply of U.S. denim is highly concentrated, with four denim manufacturers supplying approximately 75% of the market. Cone Mills Corporation, Avondale Mills, Inc., Riegel Textile Corp., a division of Mount Vernon Mills, Inc. and Burlington are Swift’s major competitors.

Klopman International

Klopman is the leading pan-European manufacturer and marketer of fabric for workwear and protectivewear. It competes with domestic suppliers in each country it serves. Its major competitors in its principal markets are Lauffenmühle GmbH, Carrington Career and Workwear Fabrics and Royal Ten-Cate NV.

Home Fashion Fabrics

The Company’s Home Fashion Fabrics Division competes with a number of printers and dyers offering similar services, including Dan River, Santee Print Works Inc. and Slater Screen Print Works.

Other

In Europe, the Company believes that its joint venture, Swift Europe, is the leader in the value-added denim market with a rich mix of differentiated products. Its principal competitors include Kaihara in Japan, Hellenic Fabrics S.A. in Greece, Orta Anadolu in Turkey and Tavex Alogodoner, S.A. in Spain.

Employees

At September 28, 2002, the Company had approximately 3,750 U.S. employees. Of these U.S. employees, approximately 3,510 were employed in manufacturing and 240 in administration and sales. Outside the U.S., at September 28, 2002, the Company had approximately 800 employees in Canada and approximately 840 in operations elsewhere in the world, mainly in Europe. The majority of the Canadian employees are covered by collective bargaining agreements which expire in February 2003. The Company is currently in negotiations with representatives of the Canadian employees. The majority of the European employees are also covered by collective bargaining agreements, none of which expire in the next fiscal year.

Government Regulation

The Company is subject to various environmental laws and regulations in its operations governing the discharge, storage, handling and disposal of a variety of substances in the North American and European countries in which it operates. In particular, such laws include (i) in the United States, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Resource Conservation Recovery Act (including amendments relating to underground tanks) and the Federal “Superfund” program, and (ii) in Canada, the Canadian Environmental Protection Act, the Hazardous Products Act, the Hazardous Material Information Review Act, the Fisheries Act, the Environmental Protection Act (Ontario), the Water Resources Act (Ontario) and the Environmental Quality Act (Quebec). In addition, the Company’s operations are governed by laws and regulations relating to workplace safety and worker health in the North American and European countries in which it operates. In particular, in the United States, the Occupational, Safety and Health Act and regulations thereunder, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. Additionally, in Canada, the Occupational Health and Safety Act (Ontario), the Act Respecting Occupational Health and Safety (Quebec) and their respective regulations establish standards for dust, noise and substances including, among others, asbestos and formaldehyde and regulate the use of hazardous chemicals in the workplace.

Item 2.  PROPERTIES
The following table sets forth the general location, principal uses and approximate size of the Company’s principal properties and whether such properties are leased or owned:

Facility Name	Location	Business Segment	Use	Approximate Area In Square Feet	Leased Or Owned

Flint	Gastonia, NC	Galey & Lord Apparel	Spinning	250,000	Owned

Flint Annex	Gastonia, NC	Galey & Lord Apparel	Twisting	42,000	Leased

Brighton(1)	Shannon, GA	Galey & Lord Apparel	Weaving	877,000	Owned

McDowell	Marion, NC	Galey & Lord Apparel	Weaving	301,000	Owned

Chamad Warehouse	Marion, NC	Galey & Lord Apparel	Storage	34,000	Leased

Society Hill	Society Hill, SC	Galey & Lord Apparel	Dyeing and finishing	527,000	Owned

Society Hill II	Society Hill, SC	Galey & Lord Apparel	Dyeing, finishing and warehousing	250,000	Owned

Caroleen(2)	Caroleen, NC	None	Leased to outside party	375,000	Owned

Corporate Offices	Greensboro, NC	Corporate	Corporate	24,000	Leased

Executive Offices	New York, NY	Corporate	Executive and sales office	22,000	Leased

Blue Warehouse	Society Hill, SC	Galey & Lord Apparel	Greige and finished cloth storage	100,000	Owned

Red Warehouse	Marion, NC	Galey & Lord Apparel	Yarn storage	33,000	Owned

Elm Street Warehouse(3)	Greensboro, NC	Home Fashion Fabrics	Cloth storage	108,000	Owned

Swift Executive Offices	Atlanta, GA	Swift Denim	Executive offices	14,000	Leased

Swift Operations Offices	Columbus, GA	Swift Denim	Operations and sales	27,000	Leased

6th Avenue Plant	Columbus, GA	Swift Denim	Spinning	963,000	Owned

Boland Plant	Columbus, GA	Swift Denim	Weaving, dyeing and finishing	480,000	Owned

Drummondville Plant	Drummondville, Quebec	Swift Denim	Spinning, weaving, dyeing and finishing	523,000	Owned

Bibb Warehouse	Columbus, GA	Swift Denim	Finished goods and cotton storage	328,900	Leased

Cusseta Road Warehouse	Columbus, GA	Swift Denim	Finished goods storage	77,000	Leased

Joy Road Warehouse	Columbus, GA	Swift Denim	Finished goods storage	40,000	Leased

Klopman Plant	Frosinone, Italy	Klopman International	Spinning, weaving, dyeing and finishing	861,000	Owned

Tunisia Plant	Monastir, Tunisia	Klopman International	Spinning and weaving	79,500	Leased

(1)
As a result of the Fiscal 2000 Strategic Initiatives, operations at the yarn spinning facility at the Brighton Plant were ceased. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events”.

(2)
As a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Industries closed its Caroleen, North Carolina spinning facility in September 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events”.

(3)
The Company entered into a contract to sell the Elm Street Warehouse in November 2002. The sale is scheduled to be finalized in early 2003, although there can be no assurance that such sale will be consummated by such date or at all.

The Company believes that its facilities are suitable to service its current level of sales and have additional capacity to satisfy its foreseeable needs.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company and the other Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See “Business – Proceedings under Chapter 11 of the Bankruptcy Code.”

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.     MARKET FOR THE COMPANY’S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

The Company’s common stock, $.01 par value, (the “Common Stock”) was traded on the New York Stock Exchange (the “NYSE”) under the symbol “GNL” until the NYSE suspended trading of the Common Stock effective January 7, 2002 because the Company had fallen below NYSE’s continued listing standards. After the NYSE suspended trading in the Common Stock, the Common Stock began trading on the over-the-counter (“OTC”) electronic bulletin board under the symbol “GYLD” and subsequently, after the Chapter 11 Filings, it is trading on the OTC electronic bulletin board under the symbol “GYLDQ”. As of November 30, 2002, the Company had approximately 2,500 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.

	2002		2001
	High	Low	High	Low

First Quarter	$0.75	$0.22	$4.13	$1.75

Second Quarter	$0.30	$0.04	$5.45	$2.06

Third Quarter	$0.21	$0.05	$2.50	$1.50

Fourth Quarter	$0.09	$0.04	$2.15	$0.60

No dividend or other distribution with respect to the Common Stock has ever been paid by the Company. The Company is currently unable to pay any dividends as a result of the Chapter 11 Filings. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s emergence from bankruptcy protection, the earnings, financial requirements, restrictive covenants under the Company’s credit facilities and other factors deemed relevant by the Company’s Board of Directors.

Item 6.  SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	FISCAL YEAR
Statements of Operations Data (1):	2002(2)	2001(3)	2000(4)	1999	1998(5)
Net sales	$666,911	$849,993	$957,760	$953,116	$902,651
Cost of sales	615,104	779,599	855,045	874,571	796,219
Gross profit	51,807	70,394	102,715	78,545	106,432
Selling, general and administrative expenses	31,772	34,001	33,408	34,269	30,524
Amortization of intangible assets	3,285	4,557	4,768	4,826	3,793
Impairment of goodwill	—	30,445	—	—	—
Impairment of fixed assets	1,823	20,280	49,251	—	—
Plant closing costs	(1,433)	12,134	14,316	—	—
Net (gain)loss on benefit plan curtailment	(3,375)	(2,294)	—	—	—
Operating income (loss)	19,735	(28,729)	972	39,450	72,115
Interest expense	34,824	60,226	66,081	60,935	47,566
Income from associated companies	(6,589)	(8,721)	(6,258)	(4,240)	(2,621)
Bridge financing interest expense	—	—	—	—	3,928
Loss on foreign currency hedges	—	—	—	—	2,745
Income (loss) before reorganization items, income taxes and extraordinary items	(8,500)	(80,234)	(58,851)	(17,245)	20,497
Reorganization items	18,465	—	—	—	—
Income tax expense (benefit)	2,399	(10,088)	(20,563)	(6,209)	8,678
Income (loss) before extraordinary items	(29,364)	(70,146)	(38,288)	(11,036)	11,819
Extraordinary items	—	—	—	—	(524)
Net income (loss)	$(29,364)	$(70,146)	$(38,288)	$(11,036)	$11,295

Weighted average number of shares outstanding	11,997	11,985	11,942	11,881	12,173
Net income (loss) per common share – diluted:
Income (loss) before extraordinary items	$(2.45)	$(5.85)	$(3.21)	$(.93)	$97
Extraordinary items	—	—	—	—	(.04)
Net income (loss) – diluted	$(2.45)	$(5.85)	$(3.21)	$(.93)	$93
Cash dividends per common share	$—	$—	$—	$—	$—

Balance Sheet Data:
Total assets	$734,057	$764,715	$896,104	$978,716	$1,038,293
Long-term debt	24,235	634,821	648,505	658,051	682,926
Stockholders’ equity (deficit)	(47,856)	(12,984)	55,589	108,737	127,877

(1)	The Company uses a 52-53 week fiscal year. Fiscal 1998 was a 53-week year. All other fiscal years presented were 52-week years.
(2)
Includes $2.4 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and $3.2 million (pre-tax) of costs associated with the Company’s Fiscal 2000 Strategic Initiatives. Excluding these costs, the net loss would have been $22.5 million or $1.88 per common share. See Notes J and K to the Company’s consolidated financial statements.

(3)
Includes $71.8 million (pre-tax) of charges related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives announced in July 2001 and $7.9 million (pre-tax) of costs associated with the Company’s Fiscal 2000 Strategic Initiatives. Excluding these charges, the net loss would have been $0.4 million or $.04 per common share. See Notes J and K to the Company’s consolidated financial statements.

(4)
Includes $63.7 million (pre-tax) of charges related to the Company’s Fiscal 2000 Strategic Initiatives announced in September 2000. Excluding charges related to the strategic initiatives, net income would have been $3.2 million or $.27 per common share. See Note K to the Company’s consolidated financial statements.

(5)	Includes the acquisition of the apparel fabrics business of Dominion Textile, Inc. which occurred on January 29, 1998.

Item	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

Bankruptcy Filing

On February 19, 2002, the Company and each of its domestic subsidiaries have filed voluntary petitions for reorganization under Chapter 11 (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors’ direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 of the Bankruptcy Code and are not the subject of any bankruptcy proceedings.

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in DIP financing with First Union National Bank (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. On such date, the Company has domestic cash on hand of approximately $34.5 million. For a description of the DIP Financing Agreement, see “- Liquidity and Capital Resources”.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries, and benefits, and certain critical vendor and other business-related payments necessary to maintain the operation of their businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and the restructuring of their businesses, and certain other “ordinary course” professionals. From time to time the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors. See “Executive Compensation – Key Employee Retention Programs” for a description of these programs.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered two orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002 and December 11, 2002, the Bankruptcy Court extended this deadline up through and including April 16, 2003. The Debtors are in the process of reviewing their remaining executory contracts and unexpired leases to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The Bankruptcy Court established October 1, 2002 as the “bar date” as of which all claimants were required to submit and characterize claims against the Debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Company. The ultimate amount of claims allowed by the Court against the Company could be significantly different than the amount of the liabilities recorded by the Company.

The consummation of a Plan is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. On or about June 18, 2002, the Bankruptcy Court entered an order extending the exclusive right to file a plan through and including October 1, 2002, and extending the exclusive right to solicit and receive the votes necessary to confirm such Plan through and including December 1, 2002. On or about October 1, 2002, the Bankruptcy Court signed another order further extending the Debtors’ exclusive right to file a Plan through and including December 30, 2002, and further extending the Debtors’ exclusive right to solicit and receive the votes necessary to confirm such Plan through and including March 3, 2003. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved Plan and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of September 28, 2002 are identified below (in thousands):

9 1/8% Senior Subordinated Notes	$300,000
Interest accrued on above debt	12,775
Accounts payable	11,509
Liability for rejected leases	1,997
Other accrued expenses	1,471

$327,752

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $18.5 million associated with the Chapter 11 Filings in fiscal 2002. Of these charges, $7.3 million was for fees payable to professionals retained to assist with the Chapter 11 Filings and $3.1 million was related to incentive and retention programs. Approximately $7.7 million, incurred in the March quarter 2002, was related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees. In addition, approximately $0.4 million, incurred in the September quarter 2002, was related to non-cash write-off of deferred financing fees related to the DIP Financing Agreement due to the reduction in the total commitment under the DIP Financing Agreement from $100 million to $75 million, effective September 24, 2002.

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

During fiscal 2002, the Company recorded a change in estimate that decreased the plant closing costs by $1.4 million, primarily related to leases, as well as, additional fixed asset impairment charges of $0.9 million. The Company sold its Asheboro, North Carolina facility and related equipment as well as all the G&L Service Company equipment in fiscal 2002. The Company expects that the sale of real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take an additional 12 months or longer to complete.

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the year ended September 28, 2002 (in thousands):

	Accrual Balance at September 29, 2001	Cash Payments	Change in Estimate	Accrual Balance at September 28, 2002
Severance benefits	$1,992	$(1,455)	$(95)	$442
Lease cancellation and other	5,027	(2,527)	(1,329)	1,171

	$7,019	$(3,982)	$(1,424)	$1,613

Of the lease cancellation and other accrual balance related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives outstanding at September 28, 2002, $0.9 million is included in liabilities subject to compromise. See discussion of “Bankruptcy Filing”.

In connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company has incurred run-out expenses related to the plant closings totaling $2.9 million before taxes in fiscal 2002. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are primarily included in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company recognized a net benefit curtailment loss of $0.1 million in the September quarter 2001 related to its defined benefit pension plan.

In August 2001, the Company amended its Senior Credit Facility (as defined herein) to, among other things, exclude from covenant calculations the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives discussed above. See “– Liquidity and Capital Resources”.

Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives (the “Fiscal 2000 Strategic Initiatives”) aimed at increasing the Company’s competitiveness and profitability by reducing costs. The initiatives included completing a joint venture in Mexico, closing two of the Company’s plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. During fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. All production at the affected facilities ceased during the December quarter of fiscal 2001 and substantially all of the 1,370 employees have been terminated. Severance payments were made in either a lump sum or over a maximum period of up to eighteen months. During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at the Erwin facility and the Brighton facility. During fiscal 2002, the Company recorded an additional fixed asset impairment charge of $0.9 million related to the Erwin facility. The Company expects that the sale of the remaining real estate related to the Fiscal 2000 Strategic Initiatives could take an additional 12 months or longer to complete.

The table below summarizes the activity related to Fiscal 2000 Strategic Initiatives plant closing accruals for the year ended September 28, 2002 (in thousands):

	Accrual Balance at September 29, 2001	Cash Payments	Accrual Balance at September 28, 2002
Severance benefits	$1,817	$(1,591)	$226
Lease cancellation and other	2,402	(472)	1,930

	$4,219	$(2,063)	$2,156

Of the lease cancellation and other accrual balance related to the Fiscal 2000 Strategic Initiatives outstanding at September 28, 2002, $1.1 million is included in liabilities subject to compromise. See discussion of “Bankruptcy Filing”.

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

RESULTS OF OPERATIONS

The Company’s operations are classified into four operating segments: (1) Galey & Lord Apparel, (2) Swift Denim, (3) Klopman International and (4) Home Fashion Fabrics. Results for fiscal 2002, 2001 and 2000 for each segment are shown below:

	Fiscal Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
Net Sales Per Segment
Galey & Lord Apparel	$280.2	$402.0	$459.4
Swift Denim	256.3	299.1	348.6
Klopman International	120.9	135.4	128.9
Home Fashion Fabrics	9.5	13.5	20.9

Total	$666.9	$850.0	$957.8

Operating Income (Loss) Per Segment As Reported
Galey & Lord Apparel	$(2.0)	$(12.8)	$25.9
Swift Denim	21.6	16.4	(33.6)
Klopman International	5.2	11.0	11.2
Home Fashion Fabrics	(2.5)	(41.8)	(2.2)
Corporate*	(2.6)	(1.5)	(0.3)

Total	$19.7	$(28.7)	$1.0

Operating Income (Loss) Per Segment Excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives

Galey & Lord Apparel	$(0.7)	$22.5	$37.3
Swift Denim	24.9	23.1	18.0
Klopman International	5.2	11.0	11.9
Home Fashion Fabrics	(1.4)	(4.5)	(2.2)
Corporate*	(2.6)	(1.1)	(0.3)

Total	$25.4	$51.0	$64.7

*
Corporate operating income (loss) consists principally of administrative expenses from the Company’s various holding companies. The fiscal 2002 Corporate operating loss also included $1.1 million of financial advisor fees incurred in the December quarter.

During fiscal 2002, the Company realigned its Home Fashion Fabrics’ management under the control of the Galey & Lord Apparel business unit. Accordingly, Home Fashion Fabrics operating results will not be presented as a separate operating segment in the future.

FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales

Net sales for fiscal 2002 were $666.9 million as compared to $850.0 million for fiscal 2001. The $183.1 million decrease in net sales primarily resulted from decreased sales volume due to discontinuation of the garment making operations, decreased sales volume due to the Erwin, North Carolina facility closure and poor retail environment as well as lower selling prices.

Galey & Lord Apparel

Galey & Lord Apparel’s net sales for fiscal 2002 were $280.2 million, a $121.8 million decrease over fiscal 2001 net sales of $402.0 million. Excluding the $42.4 million decrease due to the discontinuation of the Company’s garment making operations in September 2001 which was included as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the sales decrease was $79.4 million. This remaining sales decrease was due to a 14.3% decline in fabric sales volume along with an 8.3% decline in prices, inclusive of product mix changes.

Swift Denim

Swift’s net sales for fiscal 2002 were $256.3 million as compared to $299.1 million in fiscal 2001. Excluding the $17.3 million sales decrease attributable to the reduction in manufacturing capacity resulting from the closure of the Erwin, North Carolina facility in December 2000, the sales decrease was $25.5 million. This remaining sales decrease was due to a 5.6% decline in volume and 3.5% decline in selling prices.

Klopman International

Klopman’s net sales for fiscal 2002 were $120.9 million, a $14.5 million decrease compared to fiscal 2001’s net sales of $135.4 million. The decline was primarily attributable to a 10.7% decrease in sales volume offset by a 2.2% increase in net sales due to exchange rate changes used in translation.

Home Fashion Fabrics

Net sales for Home Fashion Fabrics for fiscal 2002 were $9.5 million compared to $13.5 million in fiscal 2001. The $4.0 million decrease in net sales primarily resulted from reduced volume partially offset by changes in product mix and the Company’s decision to close greige fabric manufacturing which thereby reduced greige fabric sales.

Operating Income (Loss)

The Company reported operating income of $19.7 million for fiscal 2002 compared to an operating loss of $28.7 million in fiscal 2001. Excluding the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives, fiscal 2002 operating income would have been $25.4 million. Excluding the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives, fiscal 2001 operating income would have been $51.0 million. The Corporate operating loss for fiscal 2002 consisted principally of administrative expenses from the Company’s various holding companies as well as $1.1 million of financial advisor fees incurred the December quarter of fiscal 2002.

Galey & Lord Apparel

Galey & Lord Apparel’s operating loss for fiscal 2002 was $2.0 million as compared to an operating loss of $12.8 million for fiscal 2001. Excluding the costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel’s fiscal 2002 operating loss and fiscal 2001 operating income would have been $0.7 million and $22.5 million, respectively. The operating income decrease, excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, is principally a result of reduced fabric sales due to a continuing decline in the market, lower fabric selling prices due to price competition, changes in product mix and lower-of-cost-or-market adjustment for LIFO inventories, partially offset by the elimination of losses in the garment operations which were closed in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and lower raw material prices and selling expenses. In addition, Galey & Lord Apparel’s inventory quantities were reduced during fiscal 2002 and as a result, this reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with fiscal 2002 costs, the effect of which increased cost of sales and decreased operating income by approximately $1.3 million.

Swift Denim

Swift’s operating income for fiscal 2002 was $21.6 million compared to fiscal 2001 operating income of $16.4 million. Excluding the costs related to the Fiscal 2000 Strategic Initiatives, Swift’s fiscal 2002 operating income would have been $24.9 million. Excluding the costs related to the Fiscal 2000 Strategic Initiatives, Swift’s fiscal 2001 operating income would have been $23.1 million. The increase in Swift’s operating income is principally due to the change in method of accounting for inventories to the last-in, first-out (LIFO) method, the impact of lower cotton prices and utility costs as well as positive changes in product mix. In addition, Swift recognized a $3.4 million gain in the current year related to curtailment of postretirement benefits for employees not retired as of December 31, 2001. The increase in operating income is partially offset by lower sales volume and a reduction in selling prices. Swift also recognized a $2.4 million gain in fiscal 2001 related to benefit curtailment at the Erwin facility as a result of the Fiscal 2000 Strategic Initiatives.

Klopman International

Klopman’s operating income in fiscal 2002 was $5.2 million as compared to $11.0 million in fiscal 2001. The decrease in operating income principally reflects lower volume and selling prices as well as changes in product mix.

Home Fashion Fabrics

Home Fashion Fabrics reported an operating loss for fiscal 2002 of $2.5 million as compared to an operating loss for fiscal 2001 of $41.8 million. Excluding the costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Home Fashion Fabrics’ fiscal 2002 and fiscal 2001 operating loss would have been $1.4 million and $4.5 million, respectively. The decrease in operating loss is due to lower fixed costs as a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiative.

Income from Associated Companies

Income from associated companies was $6.6 million in fiscal 2002 as compared to $8.7 million in fiscal 2001. The income represents amounts from several joint venture interests that manufacture and sell denim products. The decline in income from associated companies principally results from the Company’s decreased ownership percentage in its European joint ventures as well as an overall softening in the European denim market.

Interest Expense

Interest expense was $34.8 million in fiscal 2002 compared to $60.2 million in fiscal 2001. The decrease in interest expense was primarily due to the discontinuation of the 9 1/8% Senior Subordinated Notes (“Subordinated Notes”) interest accrual as of the Filing Date and lower prime and LIBOR base rates during fiscal 2002 as compared to fiscal 2001. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in fiscal 2002 was 5.85% per annum as compared to 8.74% per annum in fiscal 2001.

Income Taxes

The Company’s overall tax rate for fiscal 2002 was approximately (8.9%) as compared to 12.6% for fiscal 2001. Primarily, the fiscal 2002 rate is being impacted by the Job Creation and Worker Compensation Act of 2002, which became effective March 2002 and provided additional carryback periods resulting in a $1.2 million refund reflected in these financial statements. Additionally, the rate is being impacted by the $19.3 million increase to the valuation allowance related to the nonrecognition of domestic net operating losses since it is more likely than not that some portion of the deferred tax assets may not be recognized.

Net Income (Loss) and Net Income (Loss) Per Share

The Company reported a net loss for fiscal 2002 of $29.4 million or $2.45 per common share inclusive of $18.5 million of reorganization costs compared to a net loss for fiscal 2001 of $70.1 million or $5.85 per common share.

FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales

Net sales for fiscal 2001 were $850.0 million as compared to $957.8 million for fiscal 2000. The $107.8 million decrease in net sales primarily resulted from decreased sales volume due to the Erwin, North Carolina facility closure and poor retail environment and lower selling prices.

Galey & Lord Apparel

Galey & Lord Apparel’s net sales for fiscal 2001 were $402.0 million, a $57.4 million decrease over fiscal 2000 net sales of $459.4 million. The net sales decrease is primarily attributable to a 10% decline in fabric sales volume due to the difficult domestic retail environment during the period and an 8% decline in unit sales of garment packages principally as a result of the discontinuation in September 2001 of the Company’s garment making operations in Mexico announced as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. Average selling prices, inclusive of product mix changes, declined approximately 3.8%.

Swift Denim

Swift’s net sales for fiscal 2001 were $299.1 million as compared to $348.6 million in fiscal 2000. The $49.5 million decrease in net sales is primarily due to a 19% decrease in volume and a 0.4% decline in selling prices, partially offset by improvements in product mix. The volume decrease is primarily due to the reduction in manufacturing capacity resulting from the closure of the Erwin, North Carolina facility in December 2000.

Klopman International

Klopman’s net sales for fiscal 2001 were $135.4 million, a $6.5 million increase compared to fiscal 2000’s net sales of $128.9 million. The net sales increase is primarily a result of a 15% increase in sales volume, partially offset by changes in product mix and a 3% decrease in selling prices. The decline in the value of the Euro against the U.S. dollar in fiscal 2001 over fiscal 2000 negatively impacted net sales by approximately 8%.

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

Galey & Lord Apparel

Galey & Lord Apparel’s operating loss for fiscal 2001 was $12.8 million as compared to an operating income of $25.9 million for fiscal 2000. Excluding the costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel’s fiscal 2001 and fiscal 2000 operating income would have been $22.5 million and $37.3 million, respectively. The operating income decrease, excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, principally reflects lower selling prices, reduced sales and manufacturing volume and change in product mix. Operating income decreases were partially offset by a $3.5 million improvement in the Company’s garment production facilities in Mexico prior to closure in September 2001.

In addition, during fiscal 2000 the Company received a $1.9 million recovery from the arbitration settlement of a claim with a supplier. The claim resulted from the delivery of defective chemicals which rendered inventory produced unsuitable for the intended customer’s use.

Swift Denim

Swift’s operating income for fiscal 2001 was $16.4 million compared to a fiscal 2000 operating loss of $33.6 million. Excluding the run-out costs related to the Fiscal 2000 Strategic Initiatives, Swift’s fiscal 2001 operating income would have been $23.1 million. Excluding the costs related to the Fiscal 2000 Strategic Initiatives, Swift’s fiscal 2000 operating income would have been $18.0 million. The increase in Swift’s operating income, excluding the Fiscal 2000 Strategic Initiatives, principally reflects positive changes in product mix and improvement in raw material costs, partially offset by the impact of lower sales volume and selling prices.

Klopman International

Klopman’s operating income in fiscal 2001 was $11.0 million as compared to $11.2 million in fiscal 2000. Excluding the costs related to the Fiscal 2000 Strategic Initiatives, Klopman’s fiscal 2000 operating income would have been $11.9 million. The operating income decrease, excluding the Fiscal 2000 Strategic Initiatives, principally reflects a $6.4 million decline related to changes in product mix and lower selling prices, partially offset by higher volume. In addition, Klopman’s results were negatively impacted by $0.9 million of foreign currency translation due to the weakness of the Euro to the U.S. Dollar.

Home Fashion Fabrics

Home Fashion Fabrics reported an operating loss for fiscal 2001 of $41.8 million as compared to an operating loss for fiscal 2000 of $2.2 million. Excluding the costs related to the Fiscal 2001 Strategic Initiatives, Home Fashion Fabrics’ fiscal 2001 operating loss would have been $4.5 million. The increase in operating loss was principally due to lower selling prices, volume and changes in product mix.

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

Income Taxes

The Company’s overall tax rate for fiscal 2001 was approximately 12.6% as compared to 34.9% for fiscal 2000. For 2001, the difference from the statutory rate resulted primarily from the U.S. tax impact of the European reorganization whereby the Company changed its foreign subsidiary ownership structure due to changes in the tax laws of the Netherlands. The Company’s European operations are now functioning through Luxembourg as a result of this reorganization. Additionally, the rate is being impacted by the establishment of a $13.8 million valuation allowance related to domestic operating losses since it is more likely than not that some portion of the deferred tax assets will not be recognized.

Net Loss and Net Loss Per Share

The Company reported a net loss for fiscal 2001 of $70.1 million or $5.85 per common share compared to a net loss for fiscal 2000 of $38.3 million or $3.21 per common share. Excluding the costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, the Company’s net loss for fiscal 2001 would have been $0.4 million or $0.04 per common share. Excluding the Fiscal 2000 Strategic Initiatives, the Company’s net income for fiscal 2000 would have been $3.2 million or $0.27 per common share.

LIQUIDITY AND CAPITAL RESOURCES

As previously discussed, the Company and each of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The matters described under this caption “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Such proceedings will involve, or result in, various restrictions on the Debtors’ activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Debtors may conduct or seek to conduct business.

The Company and its subsidiaries had cash and cash equivalents totaling $39.4 million and $9.2 million at September 28, 2002 and September 29, 2001, respectively. As a result of the Chapter 11 Filings, the Company’s ability to borrow under its Senior Credit Facility (as defined below) was frozen and replaced with the Company’s DIP Financing Agreement (as defined below). As of September 28, 2002, the Company’s borrowing availability under its DIP Financing Agreement was $71.1 million and the Company had no total borrowings outstanding under the DIP Facility as of September 28, 2002 but had $3.9 million in outstanding letters of credit. As of September 28, 2002, the Company’s Canadian operations had a total of $10.5 million of borrowing availability under the Canadian Loan Agreement (as defined below).

During fiscal 2002, the Company primarily utilized its available cash and revolving credit borrowings under its DIP Financing Agreement, Senior Credit Facility and Canadian Loan Facility to fund the Company’s operating and capital expenditure requirements.

During the March quarter 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). In April 2002, $19.5 million was transferred from the Company’s European holding company to the Company in the United States. The Company then utilized the cash to repay its $7.4 million outstanding balance under its DIP Financing Agreement as well as repay $5.0 million, $4.2 million, and $2.9 million of the Company’s pre-petition revolving line of credit, Term Loan B, and Term Loan C borrowings, respectively, under the pre-petition Senior Credit Facility (as defined below).

The Company expects to spend approximately $11.7 million for capital expenditures in fiscal 2003. The Company anticipates that approximately 20% of the forecasted capital expenditures will be used to increase the Company’s capabilities while the remaining 80% will be used to maintain existing capabilities. The Company spent $10.8 million for capital expenditures in fiscal 2002 of which approximately 20% was used to increase the Company’s capabilities while the remaining 80% was used to maintain existing capabilities.

The Company has certain domestic defined benefit pension plans (the “Domestic Plans”). At September 28, 2002, the Domestic Plans’ unfunded accumulated benefit obligation exceeded its unrecognized service cost. Accordingly, under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, an additional minimum pension liability of $9.3 million is reported as a separate component of equity in the balance sheet as part of accumulated other comprehensive loss. Annual minimum funding requirements for the Domestic Plans are actuarially determined based on values as of the beginning of the Domestic Plans’ year (January 1). Based on the valuation as of January 1, 2002, the Company’s minimum funding requirement will be approximately $14 thousand for the Company’s fiscal year 2003. Future minimum funding levels beyond the Company’s fiscal year 2003 will be based on the Domestic Plans’ valuation as of January 1, 2003 and, as such, are subject to the volatility of the stock market and other financial markets.

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

In the event that cash flows and available borrowings under the DIP Financing Agreement, the Canadian Loan Agreement and other foreign bank loans are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures, sell assets or seek additional financing. While the Company does not believe this is likely, it can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

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

Debtor-in-Possession Financing Agreement

Under the terms of the final DIP financing agreement (the “DIP Financing Agreement”) among the company and the Debtor subsidiaries and First Union National Bank (the “Agent”) and Wachovia Securities, Inc., the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. As a result, $0.4 million of deferred debt fees related to the DIP financing agreement were written off in the September quarter 2002. The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company’s option, of either (i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of (A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .5% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

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

The DIP Financing Agreement contains covenants restricting the Company and the Guarantors from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At September 28, 2002, the Company was in compliance with the covenants of the DIP Financing Agreement.

The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

Pre-Petition Senior Credit Facility

On January 29, 1998 the Company entered into a new credit agreement, as amended, (the “Senior Credit Facility”) with First Union National Bank (“FUNB”), as agent and lender, and its syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million (“Term Loan B”) and (iii) a term loan in the principal amount of $110.0 million (“Term Loan C”). In July 1999, the Company amended its Senior Credit Facility (the “July 1999 Amendment”) pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million.

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

In September 2000, the Company amended the Senior Credit Facility to exclude charges related to the Company’s Fiscal 2000 Strategic Initiatives from the computation of the covenants. In March 2001, the Company further amended the

Senior Credit Facility to allow for a more tax efficient European corporate structure. In August 2001, the Company amended the Senior Credit Facility (the “August 2001 Amendment”) which, among other things, replaced the Adjusted Leverage Ratio covenant (as defined in the August 2001 Amendment) with a minimum EBITDA covenant (as defined in the August 2001 Amendment) until the Company’s December quarter 2002, waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the August 2001 Amendment) until the Company’s December quarter 2002 and modified the Company’s covenant related to capital expenditures. The August 2001 Amendment also excludes, for covenant purposes, charges related to closure of facilities announced on July 26, 2001 as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The August 2001 Amendment also increased the interest rate spread on all borrowings under the Company’s revolving line of credit and term loans by 100 basis points for the remainder of the term of the Senior Credit Facility. On January 24, 2002, the Company amended the Senior Credit Facility to provide for an overadvance of $10 million, none of which was drawn prior to the overadvance expiration on February 23, 2002.

Under the Senior Credit Facility (as amended by the July 1999 Amendment), for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bore interest at a per annum rate, at the Company’s option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bore interest at a per annum rate, at the Company’s option, of (A) with respect to Term Loan B either (i)(a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% and (B) with respect to Term Loan C, either (i)(a) greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or (ii) LIBOR plus a margin of 3.75%.

Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $304,645 through March 27, 2004, three quarterly payments of $28,636,594 and final amount of $24,303,053 on Term Loan B’s maturity of April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $216,111 through April 2, 2005, three quarterly payments of $20,098,295 and a final amount of $17,024,140 on Term Loan C’s maturity of April 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998, July 3, 1999 and August 9, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company’s option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.0%, 1.25%, 1.50%, 1.75%, 2.00% or 2.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75%, 3.00%, 3.25% or 3.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company’s option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.00%, 2.25%, 2.50% or 2.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 3.25%, 3.50%, 3.75% or 4.00%, based on the Company achieving certain leverage ratios and (B) with respect to Term Loan C, either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 3.50%, 3.75%, 4.00% or 4.25%, based on the Company’s achieving certain leverage ratios.

At September 28, 2002, interest on the Company’s term loan and revolving credit borrowings were based on six-month market LIBOR rates averaging 1.83% and on a prime rate of 4.75%. The Company’s weighted average borrowing rate on these loans at September 28, 2002 was 5.70%, which includes spreads ranging from 3.5% to 4.25% on the LIBOR borrowings and a spread of 2.25% on the prime rate borrowings.

The Company’s obligations under the Senior Credit Facility, as amended pursuant to the July 1999 Amendment, are secured substantially by all of the assets of the Company and each of its domestic subsidiaries (including a lien on all real property owned in the United States), a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligationsunder the Senior Credit Facility is guaranteed by each of the Company’s domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

The Senior Credit Facility contains certain covenants, including, without limitation, those limiting the Company’s and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, make certain investments or pay dividends. In addition, the Senior Credit Facility requires the Company to meet certain financial ratio tests and limits the amount of capital expenditures which the Company and its subsidiaries may make in any fiscal year.

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Senior Credit Facility. See “Bankruptcy Filing” above.

Pre-Petition Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the “Notes”). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under the Securities Act of 1933. Net proceeds from the offerings of $289.3 million (net of initial purchaser’s discount and offering expenses), were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein). Interest on the Notes is payable on March 1 and September 1 of each year.

On August 18, 2000, the Company and its noteholders amended the indenture, dated February 24, 1998 (“the Indenture”), entered into in connection with the Notes to amend the definition of “Permitted Investment” in the Indenture to allow the Company and its Restricted Subsidiaries (as defined in the Indenture) to make additional investments (as defined in the Indenture) totaling $15 million at any time outstanding in one or more joint ventures which conduct manufacturing operations primarily in Mexico. This amendment was completed to allow the Company sufficient flexibility in structuring its investment in the Swift Denim-Hidalgo joint venture discussed herein. See “Business – General”.

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

Italian Loan Agreements

The Company’s wholly owned Italian subsidiary, Klopman International S.r.l., has net borrowings of approximately $16.3 million outstanding under various unsecured bank line-of-credit agreements as of September 28, 2002. Average interest on these borrowings was 3.7% during fiscal 2002 and the various lines-of-credit agreements renew automatically. The total amount of outstanding credit allowed is subject to periodic review by the issuing banks. As of September 28, 2002, total unused credit under these agreements was approximately $27 million.

In addition, Klopman has an Italian government term loan of approximately $1.5 million. The term loan requires principal and interest payments through March 2011. The interest rate is 4.11%.

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Effective July 24, 2002, the term loan was converted to U.S. dollars repayable in equal monthly installments of $150,000 U.S. dollars with the unpaid balance repayable in February 2004. Under the Canadian Loan Agreement, the interest rate on Drummondville’s borrowings initially was fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville’s option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville’s option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

At September 28, 2002, interest on the Company’s term loan and revolving credit borrowings were based on one-month market LIBOR rates averaging 1.82%, on a U.S. prime rate of 4.75% and on a Canadian prime rate of 4.50%. The Company’s weighted average borrowing rate on these loans at September 28, 2002 was 4.12%, which includes a spread of 2.0% on the LIBOR borrowings and spreads ranging from 0% to 1.00% on the prime rate borrowings.

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

Tax Matters

At September 28, 2002, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal and state tax purposes of approximately $156.2 million, which will be carried forward for U.S. federal income tax purposes to offset future taxable income and will expire in 2018-2022 if unused and approximately $159 million of state net operating losses that will expire in 2003-2022 if unused. The Company has increased its valuation allowance from $13.8 million in fiscal 2001 to $33.1 million in fiscal 2002 related to domestic operating losses since it is more likely than not that some portion of the deferred tax assets may not be recognized.

During fiscal 2001, the Company reorganized its European operations due to tax law changes in The Netherlands. As a result of the reorganization, the Company recognized approximately $15.7 million of U.S. taxable income, which reduced the Company’s U.S. net operating loss carryforward by the same amount. Approximately $5.0 million of undistributed earnings further reduced the U.S. net operating loss due to the U.S. tax effect of the discontinuation of the garment making operation in Mexico in fiscal 2001.

Other

Pursuant to an agreement (the “Pension Funding Agreement”), dated January 29, 1998 with the Pension Benefit Guaranty Corporation (“PBGC”), the Company was required to provide $5.0 million additional funding to three defined benefit pension plans previously sponsored by Dominion, $3.0 million of which was paid at the closing of the Acquisition, $1.0 million was paid during the March quarter 1999 and the remaining $1.0 million was paid in the March quarter 2000. The Pension Funding Agreement also gives the PBGC a priority lien of $10.0 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more of the pension plans were terminated. The Company’s obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, if (i) the pension plans are fully funded for two consecutive years and (ii) the Company receives an investment grade rating on its debt.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union (the “Participating Countries”) established fixed conversion rates between their existing sovereign currencies (“legacy currencies”) and the Euro. Between January 1, 1999 and December 31, 2001, the Euro was used solely for non-cash transactions. During that time period, the Euro traded on currency exchanges and was the basis of valuing legacy currencies which continued to be legal tender. Beginning January 1, 2002, the participating countries began issuing new Euro-denominated bills and coins for use in cash transactions and withdrawing bills and coins denominated in the legacy currencies. As of February 28, 2002, the legacy currencies were no longer legal tender for cash transactions, however, in most Participating Countries, bills and coins denominated in the legacy currencies may be exchanged at banks for Euros through the end of 2002.

The Company’s European operations export the majority of its sales to countries that are Participating Countries. As the European pricing policy has historically been based on local currencies, the Company believes that as a result of the Euro conversion the uncertainty of the effect of exchange rate fluctuations will be greatly reduced. In addition, the Company’s principal competitors are also located within the Participating Countries. The Company believes that the conversion to the Euro has eliminated much of the advantage or disadvantage coming from exchange rate fluctuation resulting from transactions involving legacy currencies in Participating Countries. Accordingly, competitiveness is solely based on price, quality and service. While the Company believes the increased competitiveness based on these factors provides the Company with a strategic advantage over smaller local companies, it cannot assess the magnitude of this impact on its operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). For all business combinations initiated after June 30, 2001, FAS 141 eliminates the pooling-of-interests method of accounting and requires the purchase method of accounting, including revised recognition criteria for intangible assets other than goodwill. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, the Company’s fiscal year 2003, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” (“FAS 121”). Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with FAS 121. Amortization of goodwill included in investments in equity investees will also be prohibited upon adoption of FAS 142. However, equity method goodwill will continue to be reviewed for impairment in accordance with APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.”

Upon adoption of FAS 142 on September 29, 2002, the beginning of the Company’s fiscal 2003, the Company will no longer amortize its goodwill that was recorded in connection with previous business combinations. FAS 142 will also require the Company to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During fiscal 2003, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not completed its analysis of the effect of the initial impairment test under this statement, and therefore, the Company has not yet determined the effects FAS 142 will have on the earnings and financial position of the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), which is effective for fiscal years beginning after June 15, 2002, the Company’s fiscal year 2003. FAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. Adopting this standard will not have a material impact on the Company’s results of operations or statement of financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which is effective for fiscal years beginning after December 15, 2001, the Company’s fiscal year 2003. FAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. Adopting this standard will not have a material impact on the Company’s results of operations or statement of financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Obligations Associated with Disposal Activities” (“FAS 146”), which is effective for disposal activities initiated after December 31, 2002. FAS 146 requires that a liability for a disposal obligation should be recognized and measured at its fair value when it is incurred. Adopting this standard will not have a material impact on the Company’s results of operations or statement of financial position.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following discussion provides further information about accounting policies critical to the Company and should be read in conjunction with NOTE B – “Summary of Significant Accounting Policies” of this report.

Chapter 11 Filings:  On February 19, 2002, the Company and the other Debtors filed voluntary petitions for reorganization under Chapter 11 the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors’ direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 of the Bankruptcy Code and are not the subject of any bankruptcy proceedings.

The accompanying consolidated financial statements are presented in accordance SOP 90-7. See “- Significant Events”.

Inventories:  Inventories are stated at the lower of cost or market. On September 30, 2001, the Company changed its method of accounting for inventories to last-in, first-out (LIFO) method for its Swift Denim business which was acquired on January 28, 1998. Therefore, the LIFO method is used to cost approximately 78% of total inventories at September 28, 2002. The cost of other inventories is determined by the first-in, first-out (FIFO) method. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company’s North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $3.0 million of lower-of-cost-or-market (LCM) reserves were reversed in fiscal 2002 due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

During fiscal 2002, the Company recorded a LIFO LCM charge of approximately $5 million, primarily in its Galey & Lord Apparel business. This LCM charge resulted from LIFO inventories carried at higher costs prevailing in prior years compared to current market values, the effect of which increased cost of sales and decreased net income. In addition, the Company reduced its inventory quantities during fiscal 2002. This resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with fiscal 2002 costs, the effect of which increased cost of sales and decreased net income by approximately $1.3 million.

Impairment of Goodwill and Other Intangible Assets:  Goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment loss is determined by the difference between the carrying amount of the asset and its fair value. Determining fair value involves estimates and judgments that are critical in determing whether any impairment charges should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting the cash flows for existing assets could render a writedown necessary that previously required no such writedown.

In June 2001, the FASB issued FAS 142. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, the Company’s fiscal year 2003, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required FAS 121. Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with FAS 121.

Upon adoption of FAS 142 on September 29, 2002, the beginning of the Company’s fiscal 2003, the Company will no longer amortize its goodwill that was recorded in connection with previous business combinations. FAS 142 will also require the Company to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During fiscal 2003, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not completed its analysis of the effect of the initial impairment test under this statement, and therefore, the Company has not yet determined the effects FAS 142 will have on the earnings and financial position of the Company.

Investment in and advances to associated companies:  In the consolidated balance sheets, investments in and advances to associated companies represents several joint ventures with ownership interests ranging from 33% to 50%. These joint ventures are accounted for under the equity method of accounting. The results of the Swift Denim-Hidalgo joint venture, which manufactures denim in Mexico and was formed on August 18, 2001 with Grupo Dioral, is reported on a one-month lag.

At September 28, 2002 and September 29, 2001, the excess of the Company’s investment over its equity in the underlying net assets of its joint venture interests is approximately $9.7 million and $10.4 million, respectively, (net of accumulated amortization of $3.0 million and $2.3 million, respectively) and is being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies.

Revenue Recognition:  The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During fiscal 2002, 2001 and 2000, invoices issued under these terms represent 11%, 13% and 14% of revenue, respectively.

The Company classifies amounts billed to customers for shipping and handling in net sales and costs incurred for shippingand handling in cost of sales in the consolidated statements of income.

Allowance for Doubtful Accounts:  An allowance for losses is provided for known and potential losses arising from amounts owed by customers and quality claims. Reserves for quality claims are based on historical experience and known pending claims. The collectibility of customer accounts receivable is based on a combination of factors including the aging of accounts receivable, write-off experience and the financial condition of specific customers. Accounts are written off when they are no longer deemed to be collectible. General reserves are established based on the percentages applied to accounts receivables aged for certain periods of time and are supplemented by specific reserves for certain customer accounts where collection is no longer certain. Establishing reserves for quality claims and bad debts requires management judgment and estimates, which may impact the ending accounts receivable valuation, gross margins and the provision for bad debts.

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

The Company’s earnings are affected by fluctuations in the value of its subsidiaries’ functional currency as compared to the currencies of its foreign denominated sales and purchases. Foreign currency options and forward contracts and natural offsets are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. As of September 28, 2002, a 10% decline in market price would have a negative impact of approximately $4.1 million on the value of the contracts.

Interest Rate Exposures

In prior years, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. At September 28, 2002, the Company did not have any interest rate swap agreements outstanding.

Derivative Financial Instruments

The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“FAS 133”), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on sales, purchases, short-term assets and commitments. These short-term assets and commitments principally related to accounts receivable and trade payable positions and fixed asset purchase obligations. The Company also enters into energy purchase contracts to lock in natural gas prices when rates are attractive for its forecasted natural gas usage in the normal course of business. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations.

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

The Company uses natural gas in the ordinary course of its business and enters into energy purchase contracts, when deemed appropriate, to hedge the exposure to variability in expected future cash flows attributable to price fluctuations related to the forecasted purchases of natural gas.

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments (Continued)

Foreign currency forward contracts that hedge forecasted sales and purchases and energy purchase contracts which settle in cash that hedge forecasted purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the year ended September 28, 2002 and is included primarily in cost of sales in the statements of operations.

At September 28, 2002, the Company expects to reclassify approximately $234,000 of pre-tax gains on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur.

Fair Value Hedging Strategy

The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net gain was not material for the year ended September 28, 2002 and is included in cost of sales in the consolidated statements of operations.

At September 28, 2002, the Company did not have any foreign currency forward contracts outstanding.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Galey & Lord, Inc.

We have audited the accompanying consolidated balance sheets of Galey & Lord, Inc. as of September 28, 2002 and September 29, 2001, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galey & Lord, Inc. at September 28, 2002 and September 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, on February 19, 2002, Galey & Lord, Inc. and each of its domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in the Southern District of New York (the “Bankruptcy Court”), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, the ability to comply with its debtor-in-possession financing facility, obtain adequate financing sources, and the Company’s ability to generate sufficient cash flows from operations to meet its future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.

                                         Ernst & Young LLP

Greensboro, North Carolina
November 1, 2002

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share and share data)

	September 28, 2002	September 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$39,375	$9,157
Trade accounts receivable, less deductions for doubtful receivables, discounts, returns and allowances of $5,765 in 2002 and $6,263 in 2001	138,554	145,366
Sundry notes and accounts receivable	5,313	4,802
Inventories	144,010	166,820
Income taxes receivable	2,784	2,945
Prepaid expenses and other current assets	5,788	4,371

Total current assets	335,824	333,461

Property, plant and equipment, at cost:
Land	11,465	11,624
Buildings	114,290	117,911
Machinery, fixtures and equipment	300,868	326,374

	426,623	455,909
Less accumulated depreciation and amortization	(186,734)	(191,471)

	239,889	264,438
Investment in and advances to associated companies	38,902	38,897
Deferred charges, net	4,362	12,039
Other non-current assets	1,284	1,506
Intangible assets, net	113,796	114,374

	$734,057	$764,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Long-term debt – current	$310,474	$4,670
Trade accounts payable	32,825	53,503
Accrued salaries and employee benefits	36,043	22,759
Accrued liabilities	30,973	35,529
Income taxes payable	3,815	5,600

Total current liabilities	414,130	122,061
Long-term liabilities:
Long-term debt	24,235	634,821
Other long-term liabilities	12,187	17,814

Total long-term liabilities	36,422	652,635
Deferred income taxes	3,609	3,003

Total liabilities not subject to compromise	454,161	777,699
Liabilities subject to compromise	327,752	—
Stockholders’ equity (deficit):
Common Stock-$.01 par value, authorized 25,000,000 shares; Issued 12,386,172 shares in 2002 and 2001, Outstanding 11,996,965 shares in 2002 and 2001	124	124
Contributed capital in excess of par value	41,954	40,878
Accumulated deficit	(66,973)	(37,609)
Less 389,207 Common Stock shares in 2002 and 2001 in treasury, at cost	(2,247)	(2,247)
Accumulated other comprehensive loss	(20,714)	(14,130)

Total stockholders’ equity(deficit)	(47,856)	(12,984)

	$734,057	$764,715

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended
	September 28, 2002	September 29, 2001	September 30, 2000
Net sales	$666,911	$849,993	$957,760
Cost of sales	615,104	779,599	855,045

Gross profit	51,807	70,394	102,715

Selling, general and administrative expenses	31,772	34,001	33,408

Amortization of intangible assets	3,285	4,557	4,768

Impairment of goodwill	—	30,445	—

Impairment of fixed assets	1,823	20,280	49,251

Plant closing costs	(1,433)	12,134	14,316

Net (gain) loss on benefit plan curtailments	(3,375)	(2,294)	—

Operating income (loss)	19,735	(28,729)	972

Interest expense (contractual interest of $51,705 for the fiscal year ended September 28, 2002)	34,824	60,226	66,081

Income from associated companies	(6,589)	(8,721)	(6,258)

Loss before reorganization items and income taxes	(8,500)	(80,234)	(58,851)

Reorganization items	18,465	—	—

Income tax expense (benefit):
Current	1,793	9,107	3,738
Deferred	606	(19,195)	(24,301)

	2,399	(10,088)	(20,563)

Net loss	$(29,364)	$(70,146)	$(38,288)

Net loss per common share:

Basic:

Average common shares outstanding	11,997	11,985	11,942

Net loss per common share – basic	$(2.45)	$(5.85)	$(3.21)

Diluted:

Average common shares outstanding	11,997	11,985	11,942

Net loss per common share – diluted	$(2.45)	$(5.85)	$(3.21)

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended
	September 28, 2002	September 29, 2001	September 30, 2000
Cash flows from operating activities:
Net loss	$(29,364)	$(70,146)	$(38,288)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	29,298	31,672	40,028
Amortization of intangible assets	3,285	4,557	4,768
Amortization of deferred charges	3,962	3,060	2,844
Deferred income taxes	606	(19,195)	(24,301)
Non-cash compensation	1,076	1,205	254
Loss on disposals of property, plant and equipment	70	105	500
Undistributed income from associated companies	(6,589)	(8,721)	(6,258)
Impairment of goodwill	—	30,445	—
Impairment of fixed assets	1,823	20,280	49,251
Net gain on benefit plan curtailment	(3,375)	(2,294)	—
Non-cash reorganization write-offs	8,100	—	—
Other	17	162	—
Sources (Uses) due to changes in assets and liabilities:
Accounts receivable – net	8,625	52,173	(25,314)
Sundry notes and accounts receivable	(68)	867	(1,242)
Inventories	24,721	(56)	3,611
Prepaid expenses and other current assets	(1,204)	(375)	309
Other non-current assets	231	237	511
Trade accounts payable	(10,338)	(6,569)	210
Accrued liabilities	18,740	(7,717)	860
Income taxes payable	(2,316)	4,112	5,568
Other long-term liabilities	(894)	(3,703)	(327)
Plant closing liabilities	(7,469)	(3,078)	14,316

Total adjustments	68,301	97,167	65,588

Net cash provided by (used in) operating activities	38,937	27,021	27,300

Cash flows from investing activities:
Property, plant and equipment expenditures	(10,771)	(24,292)	(19,001)
Proceeds from sale of property, plant and equipment	5,921	4,002	339
Distributions received from associated companies	5,754	8,636	5,142
Investment in affiliates	—	(750)	(7,821)
Other	1,613	(994)	(942)

Net cash provided by (used in) investing activities	2,517	(13,398)	(22,283)

Cash flows from financing activities:
Increase/(decrease) in revolving line of credit	(8,639)	8,343	4,900
Principal payments on long-term debt	(22,905)	(32,010)	(12,959)
Issuance of long-term debt	23,461	10,934	—
Payment of bank fees and loan costs	(3,418)	(1,505)	(828)

Net cash provided by (used in) financing activities	(11,501)	(14,238)	(8,887)
Effect of exchange rate changes on cash and cash equivalents	265	131	(789)

Net increase (decrease) in cash and cash equivalents	30,218	(484)	(4,659)
Cash and cash equivalents at beginning of period	9,157	9,641	14,300

Cash and cash equivalents at end of period	$39,375	$9,157	$9,641

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)

	Comprehensive Income (Loss)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at October 2, 1999		$123	$39,420	$70,825	$(2,247)	$616	$108,737
Issuance of 57,839 shares of Restricted Common Stock		1	119	—	—	—	120
Compensation earned related to issuance of stock options		—	134	—	—	—	134
Comprehensive loss:
Foreign currency translation adjustment	$(15,114)	—	—	—	—	(15,114)	(15,114)
Net loss for fiscal 2000	(38,288)	—	—	(38,288)	—	—	(38,288)

Total comprehensive loss	$(53,402)

Balance at September 30, 2000		$124	$39,673	$32,537	$(2,247)	$(14,498)	$55,589

Issuance of 36,212 shares of Restricted Common Stock		—	102	—	—	—	102
Compensation earned related to issuance of stock options		—	1,103	—	—	—	1,103
Comprehensive income (loss):
Foreign currency translation adjustment	$344	—	—	—	—	344	344
Gain on derivative instruments	24	—	—	—	—	24	24
Net loss for fiscal 2001	(70,146)	—	—	(70,146)	—	—	(70,146)

Total comprehensive loss	$(69,778)

Balance at September 29, 2001		$124	$40,878	$(37,609)	$(2,247)	$(14,130)	$(12,984)

Compensation earned related to issuance of stock options		—	1,076	—	—	—	1,076
Comprehensive income (loss):
Foreign currency translation adjustment	$2,544	—	—	—	—	2,544	2,544
Gain on derivative instruments	210	—	—	—	—	210	210
Minimum pension liability	(9,338)	—	—	—	—	(9,338)	(9,338)
Net loss for fiscal 2002	(29,364)	—	—	(29,364)	—	—	(29,364)

Total comprehensive loss	$(35,948)

Balance at September 28, 2002		$124	$41,954	$(66,973)	$(2,247)	$(20,714)	$(47,856)

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE A – Bankruptcy Filing

On February 19, 2002 (the “Filing Date”), Galey & Lord, Inc. (the “Company”) and each of its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of Title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors’ direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 of the Bankruptcy Code and are not the subject of any bankruptcy proceedings.

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with First Union National Bank (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million.

Under the terms of the final DIP financing agreement (the “DIP Financing Agreement”), the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million (effective September 24, 2002, it was permanently reduced to $75 million) or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company’s option, of either (i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of either (A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .5% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

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

The DIP Financing Agreement contains covenants restricting the Company and the Debtor subsidiaries from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE A – Bankruptcy Filing (Continued)

levels of EBITDA (as defined) as specified therein. At September 28, 2002, the Company was in compliance with the covenants of the DIP Financing Agreement.

The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries, and benefits, and certain critical vendor and other business-related payments necessary to maintain the operation of their businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and the restructuring of their businesses, and certain other “ordinary course” professionals. From time to time the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors. These programs include:

Stay Bonus and Emergence Plans – These Plans provide for payments totaling $5.2 million for 62 employees including executive officers. Payments under the Stay Bonus Plan are in four equal payments beginning in August 2002 and ending the later of June 2003 or Emergence. The Emergence Plan provides for a single payment upon emergence.

Enhanced Severance Program – Pursuant to this program, certain employees, including executive officers, are entitled to “enhanced” severance payments under certain terms and conditions.

Discretionary Transition Payment Plan – This plan allows the Debtors to offer incentives to certain employees during a transition period at the end of which such employees would be terminated, in the event such incentives become necessary (the Debtors have no current plans to significantly reduce headcount).

Discretionary Retention Pool – This plan provides the Chief Executive Officer discretionary authority to offer incentives to employees (including new employees) not otherwise participating in other portions of the plan.

Performance Incentive Plan – The Debtors are negotiating with their senior lenders and their unsecured creditors committee a proposed performance incentive plan, pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered two orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002 and December 11, 2002, the Bankruptcy Court extended this deadline up through and including April 16, 2003. The Debtors are in the process of reviewing their remaining executory contracts and unexpired leases to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The Bankruptcy Court established October 1, 2002 as the “bar date” as of which all claimants were required to submit and characterize claims against the Debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Company. The ultimate amount of claims allowed by the Court against the Company could be significantly different than the amount of the liabilities recorded by the Company.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE A – Bankruptcy Filing (Continued)

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries,including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. On or about June 18, 2002, the Bankruptcy Court entered an order extending the exclusive right to file a Plan through and including October 1, 2002, and extending the exclusive right to solicit and receive the votes necessary to confirm such Plan through and including December 1, 2002. On or about October 1, 2002, the Bankruptcy Court signed another order further extending the Debtors’ exclusive right to file a Plan through and including December 30, 2002, and futher extending the Debtors’ exclusive right to solicit and receive the votes necessary to confirm such Plan through and including March 3, 2003. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE A – Bankruptcy Filing (Continued)

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of September 28, 2002 are identified below (in thousands):

9 1/8% Senior Subordinated Notes	$300,000
Interest accrued on above debt	12,775
Accounts payable	11,509
Liability for rejected leases	1,997
Other accrued expenses	1,471

$327,752

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $18.5 million associated with the Chapter 11 Filings in fiscal 2002. Of these charges, $7.3 million was for fees payable to professionals retained to assist with the Chapter 11 Filings and $3.1 million was related to incentive and retention programs. Approximately $7.7 million, incurred in the March quarter 2002, was related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees. In addition, approximately $0.4 million, incurred in the September quarter 2002, was related to the non-cash write-off of deferred financing fees related to the DIP Financing Agreement due to the reduction in the total commitment under the DIP Financing Agreement from $100 million to $75 million, effective September 24, 2002.

NOTE B – Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements include the accounts of Galey & Lord, Inc. (the “Company”) and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

Cash Equivalents:  The Company considers investments in marketable securities with an original maturity of three months or less to be cash equivalents.

Inventories:  Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to cost approximately 78% of total inventories at September 28, 2002, including substantially all inventories in the U.S. and Canada. The cost of other inventories is determined by the first-in, first-out (FIFO) method.

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

Deferred Charges:  Deferred debt charges are being amortized over the lives of related debt as an adjustment to interest expense. Accumulated amortization at September 28, 2002 and September 29, 2001 was $13.1 million and $9.2 million, respectively.

Goodwill:  The Company has $65.2 million and $67.1 million of goodwill at September 28, 2002 and September 29, 2001, respectively, which represents the excess of the purchase cost over the fair value of assets acquired and is being amortized over 20 to 40 years. Accumulated amortization at September 28, 2002 and September 29, 2001 was $10.6 million and $8.6 million, respectively. The Company evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE B – Summary of Significant Accounting Policies (Continued)

life to determine whether goodwill is recoverable. As part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, goodwill of $8.4 million related to G&L Service Company and $22.0 million related to the greige fabrics operations of the Home Fashions Fabrics division was determined to be completely impaired and was written off in the September 2001 quarter. The Company believes that no impairment of the remaining goodwill existed at September 28, 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, the Company’s fiscal year 2003, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” (“FAS 121”). Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with FAS 121.

Upon adoption of FAS 142 on September 29, 2002, the beginning of the Company’s fiscal 2003, the Company will no longer amortize its goodwill that was recorded in connection with previous business combinations. FAS 142 will also require the Company to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During fiscal 2003, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not completed its analysis of the effect of the initial impairment test under this statement, and therefore, the Company has not yet determined the effects FAS 142 will have on the earnings and financial position of the Company.

Other Intangibles:  The Company has $48.6 million and $47.3 million of other intangibles at September 28, 2002 and September 29, 2001, respectively. The other intangibles include the value of certain trademarks of $46.0 million and $47.3 million at September 28, 2002 and September 29, 2001, respectively, acquired in the January 1998 acquisition of the apparel assets of Dominion Textile, Inc. These trademarks are amortized over 40 years. Accumulated amortization at September 28, 2002 and September 29, 2001 was $6.0 million and $4.7 million, respectively.

Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (“FAS 87”) requires the financial statements to reflect an additional minimum liability in the event the accumulated benefit obligation exceeds the fair market value of plan assets of a pension plan. If an additional minimum liability is required, an amount equal to any unrecognized prior service cost shall be recognized as an intangible asset. Other intangibles at September 28, 2002 also included an intangible asset equal to unrecognized prior service cost related to the defined benefit plans of $2.4 million.

Accounting for Stock-Based Compensation:  The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which require that the Company recognize expense for the fair value of stock-based compensation awarded during the year.

Foreign Currency Translation:  The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates established during the year. Resulting translation adjustments are reflected as a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate effectively as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the consolidated statements of operations. Foreign currency transaction gains included in the consolidated statement of operations are not material.

Derivative Financial Instruments:  The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“FAS 133”). The Company utilizes derivative financial instruments principally to manage market risks and reduce its exposure resulting from fluctuations in foreign currency exchange rates, interest rates, energy prices and raw material cotton prices. Derivative instruments include swap agreements, forward exchange and purchase contracts. Under FAS 133, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets,

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE B – Summary of Significant Accounting Policies (Continued)

liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations.

Revenue Recognition:  The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During fiscal 2002, 2001 and 2000, invoices issued under these terms represent 11%, 13% and 14% of revenue, respectively.

The Company classifies amounts billed to customers for shipping and handling in net sales and costs incurred for shippingand handling in cost of sales in the consolidated statements of income.

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

Fiscal Year:  The Company uses a 52-53 week fiscal year. The years ended September 28, 2002, September 29, 2001 and September 30, 2000 were 52-week years.

Recently Issued Accounting Pronouncements:  In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). For all business combinations initiated after June 30, 2001, FAS 141 eliminates the pooling-of-interests method of accounting and requires the purchase method of accounting, including revised recognition criteria for intangible assets other than goodwill. Under FAS 142, which is effective for fiscal years beginning after December 15, 2001, the Company’s fiscal year 2003, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” (“FAS 121”). Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with FAS 121. Amortization of goodwill included in investments in equity investees will also be prohibited upon adoption of FAS 142. However, equity method goodwill will continue to be reviewed for impairment in accordance with APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.”

Upon adoption of FAS 142 on September 29, 2002, the Company’s fiscal 2003, the Company will no longer amortize its goodwill that was recorded in connection with previous business combinations. FAS 142 will also require the Company to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During fiscal 2003, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not completed its analysis of the effect of the initial impairment test under this statement, and therefore, the Company has not yet determined the effects FAS 142 will have on the earnings and financial position of the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), which is effective for fiscal years beginning after June 15, 2002, the Company’s fiscal year 2003. FAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE B – Summary of Significant Accounting Policies (Continued)

costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. Adopting this standard will not have a material impact on the Company’s results of operations or statement of financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which is effective for fiscal years beginning after December 15, 2001, the Company’s fiscal year 2003. FAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. Adopting this standard will not have a material impact on the Company’s results of operations or statement of financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Obligations Associated with Disposal Activities” (“FAS 146”), which is effective for disposal activities initiated after December 31, 2002. FAS 146 requires that a liability for a disposal obligation should be recognized and measured at its fair value when it is incurred. Adopting this standard will not have a material impact on the Company’s results of operations or statement of financial position.

NOTE C – Inventories

Inventories at September 28, 2002 and September 29, 2001 are summarized as follows (in thousands):

	2002	2001
Raw materials	$4,935	$4,760
Stock in process	16,924	19,015
Produced goods	112,498	140,742
Dyes, chemicals and supplies	11,346	11,152

	145,703	175,669
Adjust to LIFO cost	11,131	757
Lower-of-cost-or-market reserves	(12,824)	(9,606)

	$144,010	$166,820

On September 30, 2001, the Company changed its method of accounting for inventories to last-in, first-out (LIFO) for its Swift Denim business which was acquired on January 28, 1998. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company’s North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $3.0 million of lower-of-cost-or-market (LCM) reserves were reversed in fiscal 2002 due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

Inventories valued using the LIFO method comprised approximately 78% and 56% of total inventories at September 28, 2002 and September 29, 2001, respectively. Inventory held at foreign locations was $34.7 million and $36.9 million at September 28, 2002 and September 29, 2001, respectively.

During fiscal 2002, the Company recorded a LIFO LCM charge of approximately $5 million, primarily in its Galey & Lord Apparel business. This LCM charge resulted from LIFO inventories carried at higher costs prevailing in prior years compared to current market values, the effect of which increased cost of sales and decreased net income. In addition, the Company reduced its inventory quantities during fiscal 2002. This resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with fiscal 2002 costs, the effect of which increased cost of sales and decreased net income by approximately $1.3 million.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE D – Long-term Debt

Long-term debt consists of the following (in thousands):

	2002	2001
Long-term debt not subject to compromise:
Long-term debt – current
Debtor-in-Possession Financing	$—	$—
Senior Credit Facility:
Revolving Credit Note	118,838	—
Term Loan B	107,900	1,218
Term Loan C	76,542	865
Other borrowings with various rates and maturities	7,194	2,587

	310,474	4,670

Long-term debt
Senior Credit Facility:
Revolving Credit Note	—	123,100
Term Loan B	—	112,041
Term Loan C	—	79,480
9 1/8% Senior Subordinated Notes	—	299,037
Canadian Loans:
Revolving Credit Note	1,677	5,849
Term Loan	4,287	6,105
Italian Credit Agreements	17,723	3,406
Other borrowings with various rates and maturities	548	5,803

	24,235	634,821

Total long-term debt not subject to compromise	334,709	639,491

Long-term debt subject to compromise:
9 1/8% Senior Subordinated Notes	300,000	—

	$634,709	$639,491

At September 28, 2002, the annual aggregate maturities of the principal amounts of long-term debt based on the contractual terms of the instruments prior to the Chapter 11 Filings were as follows (in thousands):

2003	$6,854
2004	180,463
2005	90,496
2006	35,967
2007	433
Thereafter	320,496

Total	$634,709

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE D – Long-term Debt (Continued)

Debtor-in-Possession Agreement

As discussed in Note A above, the Company and the Debtor subsidiaries entered into the DIP Financing Agreement pursuant to which the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. On such date, the Company had domestic cash on hand of approximately $34.5 million. See Note A above for a description of the DIP Financing Agreement.

Pre-Petition Senior Credit Facility

The Company’s principal credit facility, dated as of January 29, 1998, as amended (the “Senior Credit Facility”), is with First Union National Bank (“FUNB”), as agent and lender, and its syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million (“Term Loan B”) and (iii) a term loan in the principal amount of $110.0 million (“Term Loan C”). In July 1999, the Company amended its Senior Credit Facility (the “July 1999 Amendment”) pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. As a result of the February 2001 funding of the Company’s Canadian Loan Agreement (as defined below), the Company repaid $12.7 million principal amount of its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. Both the repayment resulting from the July 1999 Amendment and the February 2001 repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility in February 2001 resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

During the March quarter 2002, Klopman International used existing cash balances and borrowings under its credit agreement to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). In April 2002, $19.5 million was transferred from the Company’s European holding company to the Company in the United States. The Company then utilized the cash to repay its $7.4 million outstanding balance under its DIP Financing Agreement (as defined below) as well as repay $5.0 million, $4.2 million and $2.9 million of the Company’s pre-petition revolving line of credit, Term Loan B, and Term Loan C borrowings, respectively under the pre-petition Senior Credit Facility.

In September 2000, the Company amended the Senior Credit Facility to exclude charges related to the Company’s Fiscal 2000 Strategic Initiatives from the computation of the covenants. In March 2001, the Company further amended the Senior Credit Facility to allow for a more tax efficient European corporate structure. In August 2001, the Company amended the Senior Credit Facility (the “August 2001 Amendment”) which, among other things, replaced the Adjusted Leverage Ratio covenant (as defined in the August 2001 Amendment) with a minimum EBITDA covenant (as defined in the August 2001 Amendment) until the Company’s December quarter 2002, waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the August 2001 Amendment) until the Company’s December quarter 2002 and modified the Company’s covenant related to capital expenditures. The August 2001 Amendment also excludes, for covenant purposes, charges related to closure of facilities announced on July 26, 2001. The August 2001 Amendment also increased the interest rate spread on all borrowings under the Company’s revolving line of credit and term loans by 100 basis points for the remainder of the term of its Senior Credit Facility. On January 24, 2002, the Company amended its Senior Credit Facility to provide for an overadvance of $10 million, none of which was drawn prior to the overadvance expiration on February 23, 2002.

Under the Senior Credit Facility (as amended by the July 1999 Amendment), for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bore interest at a per annum rate, at the Company’s option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bore interest at a per annum rate, at the Company’s option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% and (B)

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE D – Long-term Debt (Continued)

with respect to Term Loan C, either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or (ii) LIBOR plus a margin of 3.75%.

Under the Senior Credit Facility, the revolving line of credit expires on March 27, 2004 and the principal amount of (i) Term Loan B is repayable in quarterly payments of $304,645 through March 27, 2004, three quarterly payments of $28,636,594 and final amount of $24,303,053 on Term Loan B’s maturity of April 2, 2005 and (ii) Term Loan C is repayable in quarterly payments of $216,111 through April 2, 2005, three quarterly payments of $20,098,295 and a final amount of $17,024,140 on Term Loan C’s maturity of April 1, 2006. Under the Senior Credit Facility, as amended on December 22, 1998, July 3, 1999 and August 9, 2001, the revolving line of credit borrowings bear interest at a per annum rate, at the Company’s option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.0%, 1.25%, 1.50%, 1.75%, 2.00% or 2.25%, based on the Company achieving certain leverage ratios (as defined in the Senior Credit Facility) or (ii) LIBOR plus a margin of 2.25%, 2.50%, 2.75%, 3.00%, 3.25% or 3.50%, based on the Company achieving certain leverage ratios. Term Loan B and Term Loan C bear interest at a per annum rate, at the Company’s option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.00%, 2.25%, 2.50% or 2.75%, based on the Company achieving certain leverage ratios or (ii) LIBOR plus a margin of 3.25%, 3.50%, 3.75% or 4.00%, based on the Company achieving certain leverage ratios and (B) with respect to Term Loan C, either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25%, 2.50%, 2.75% or 3.00%, based on the Company achieving certain leverage ratios, or (ii) LIBOR plus a margin of 3.50%, 3.75%, 4.00% or 4.25%, based on the Company’s achieving certain leverage ratios.

At September 28, 2002, interest on the Company’s term loan and revolving credit borrowings were based on six–month market LIBOR rates averaging 1.83% and on a prime rate of 4.75%. The Company’s weighted average borrowing rate on these loans at September 28, 2002 was 5.70%, which includes spreads ranging from 3.5% to 4.25% on the LIBOR borrowings and a spread of 2.25% on the prime rate borrowings.

The Company’s obligations under the Senior Credit Facility, as amended pursuant to the July 1999 Amendment, are secured substantially by all of the assets of the Company and each of its domestic subsidiaries (including a lien on all real property owned in the United States), a pledge by the Company and each of its domestic subsidiaries of all the outstanding capital stock of its respective domestic subsidiaries and a pledge of 65% of the outstanding voting capital stock, and 100% of the outstanding non-voting capital stock, of certain of its respective foreign subsidiaries. In addition, payment of all obligations under the Senior Credit Facility is guaranteed by each of the Company’s domestic subsidiaries. Under the Senior Credit Facility, the Company is required to make mandatory prepayments of principal annually in an amount equal to 50% of Excess Cash Flow (as defined in the Senior Credit Facility), and also in the event of certain dispositions of assets or debt or equity issuances (all subject to certain exceptions) in an amount equal to 100% of the net proceeds received by the Company therefrom.

The Senior Credit Facility contains certain covenants, including, without limitation, those limiting the Company’s and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, make certain investments or pay dividends. In addition, the Senior Credit Facility requires the Company to meet certain financial ratio tests and limits the amount of capital expenditures which the Company and its subsidiaries may make in any fiscal year.

As a result of the Chapter 11 Filings, the Company and each of the Debtor subsidiaries are currently in default of the Senior Credit Facility. See Note A – Bankruptcy Filing.

Pre-Petition Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the “Notes”). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under the Securities Act of 1933. Net proceeds from the offerings of $289.3 million (net of initial purchaser’s discount and offering expenses), were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility (as defined herein). Interest on the Notes is payable on March 1 and September 1 of each year.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE D – Long-term Debt (Continued)

On August 18, 2000, the Company and its noteholders amended the indenture, dated February 24, 1998 (“the Indenture”), entered into in connection with the Notes to amend the definition of “Permitted Investment” in the Indenture to allow the Company and its Restricted Subsidiaries (as defined in the Indenture) to make additional investments (as defined in the Indenture) totaling $15 million at any time outstanding in one or more joint ventures which conduct manufacturing operations primarily in Mexico. This amendment was completed to allow the Company sufficient flexibility in structuring its investment in the Swift Denim-Hidalgo joint venture.

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

Italian Loan Agreements

The Company’s wholly owned Italian subsidiary, Klopman International S.r.l., has net borrowings of approximately $16.3 million outstanding under various unsecured bank line-of-credit agreements as of September 28, 2002. Average interest on these borrowings was 3.7% during fiscal 2002 and the various line-of-credit agreements renew automatically. The amount of outstanding credit allowed is subject to periodic review by the issuing banks. As of September 28, 2002, total unused credit under these agreements was approximately $27 million.

In addition, Klopman has an Italian government term loan of approximately $1.5 million. The term loan requires principal and interest payments through March 2011. The interest rate is 4.11%.

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Effective July 24, 2002, the term loan was converted to U.S. dollars repayable in equal monthly installments of $150,000 U.S. dollars with the unpaid balance repayable in February 2004. Under the Canadian Loan Agreement, the interest rate on Drummondville’s borrowings initially was fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville’s option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville’s option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE D – Long-term Debt (Continued)

revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

At September 28, 2002, interest on the Company’s term loan and revolving credit borrowings were based on one-month market LIBOR rates averaging 1.82%, on a U.S. prime rate of 4.75% and on a Canadian prime rate of 4.50%. The Company’s weighted average borrowing rate on these loans at September 28, 2002 was 4.12%, which includes a spread of 2.0% on the LIBOR borrowings and spreads ranging from 0% to 1.00% on the prime rate borrowings. Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement).

NOTE E – Financial Instruments

The Company utilizes the following methods in determining the fair value of its financial instruments:

Cash and cash equivalents, trade receivables and trade payables – Due to the short maturity of these instruments, the carrying value approximates fair value.

Long-term debt – For the Company’s publicly traded debt instruments, fair value is determined based on quoted market prices of those instruments. For the remaining debt instruments, management believes the carrying values approximate fair value.

Forward exchange contracts – The fair value of outstanding forward exchange contracts is determined based on quotes obtained from public-trading currency markets.

Energy purchase contracts – The fair value of outstanding energy purchase contracts is determined based on quotes obtained from the New York Mercantile Exchange (the “NYMEX”).

Publicly Traded Debt

At September 28, 2002 and September 29, 2001, the fair value of the Company’s 9 1/8% Senior Subordinated Notes Due 2008 was approximately $49.5 million and $75.0 million, respectively, as compared to the carrying values of $300.0 million and $299.0 million, respectively.

Derivative Instruments and Hedging Activities

The Company follows the accounting provisions of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“FAS 133”), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

The Company uses forward exchange contracts to reduce the effect of fluctuating foreign currencies on sales, purchases, short-term assets and commitments. These short-term assets and commitments principally related to accounts receivable and trade payable positions and fixed asset purchase obligations. The Company also enters into energy purchase contracts to lock in natural gas prices when rates are attractive for its forecasted natural gas usage in the normal course of business. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE E – Financial Instruments (Continued)

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

The Company uses natural gas in the ordinary course of its business and enters into energy purchase contracts, when deemed appropriate, to hedge the exposure to variability in expected future cash flows attributable to price fluctuations related to the forecasted purchases of natural gas.

Foreign currency forward contracts that hedge forecasted sales and purchases and energy purchase contracts that hedge forecasted purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the year ended September 28, 2002 and is included primarily in cost of sales in the consolidated statements of operations.

At September 28, 2002, the Company expects to reclassify approximately $234,000 of pre-tax gains on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur.

Fair Value Hedging Strategy
The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net gain was not material for the year ended September 28, 2002 and is included in cost of sales in the consolidated statements of operations.

At September 28, 2002, the Company did not have any foreign currency forward contracts outstanding.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE F – Income Taxes

Income (loss) from continuing operations before the provision of income taxes consisted of (in thousands):

	2002	2001	2000
Domestic	$(44,151)	$(110,922)	$(83,537)
Foreign	17,186	30,688	24,686

	$(26,965)	$(80,234)	$(58,851)

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	2002	2001	2000
Current tax provision:
Federal	$(1,250)	$5	$—
State	(78)	91	70
Foreign	3,121	9,011	3,668

Total current tax provision	1,793	9,107	3,738

Deferred tax provision:
Federal	—	(18,657)	(27,051)
State	—	(2,004)	(3,980)
Foreign	606	1,466	6,730

Total deferred tax provision	606	(19,195)	(24,301)

Total provision for income taxes	$2,399	$(10,088)	$(20,563)

The following is a reconciliation of the United States statutory tax rate to the effective rate expressed as a percentage of income (loss) before income taxes:

	2002	2001	2000
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Distribution of Canadian limited partnership earnings subject to U.S. tax	—	0.7	3.7
Undistributed foreign earnings subject to U.S. tax	1.3	2.0	1.7
State taxes, net of federal benefit	(18.1)	(3.1)	(4.8)
Goodwill amortization	2.6	0.9	1.1
Foreign taxes in excess of (less than) federal statutory rate	(8.5)	(1.8)	(2.3)
U.S. tax impact of European reorganization	—	6.8	—
Change in valuation allowance	59.0	16.1	—
Reorganization expenditure	11.5	—	—
Other and loss carryback	(3.9)	0.8	0.7

Effective rate	8.9%	(12.6)%	(34.9)%

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE F – Income Taxes (Continued)

Deferred income taxes are provided for temporary differences between the carrying amounts and the tax bases of assets and liabilities. At September 28, 2002 and September 29, 2001, the Company had $93.5 million and $72.4 million, respectively, of deferred income tax assets and $97.1 million and $75.4 million, respectively, of deferred income tax liabilities which have been netted for financial statement presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows (in thousands):

	September 28, 2002		September 29, 2001
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
Inventory valuation	$1,895	$—	$495	$—
Accruals and allowances	8,568	—	7,510	—
Property, plant and equipment	—	(39,714)	—	(47,948)
Intangibles	—	(16,542)	—	(17,010)
Net operating loss carryforward	—	63,915	—	42,542
Postretirement benefits	—	1,710	—	3,363
Impairment of fixed assets and plant closing costs	1,084	7,638	2,192	19,201
Capitalized professional fees	(2,074)	136	—	—
Other	—	2,856	—	432
Valuation allowance	(9,473)	(23,608)	(10,197)	(3,583)

Total	$—	$(3,609)	$—	$(3,003)

During fiscal 2002, the Company incurred net operating losses for U.S. federal and state income tax purposes of approximately $46.8 million which will be carried forward for U.S. federal income tax purposes to offset future taxable income. At September 28, 2002, the Company has a total of approximately $156.2 million U.S. federal net operating loss carryforwards that will expire in years 2018-2022, if unused. State net operating loss carryforwards of $159 million will be carried forward and will expire in years 2003-2022, if unused.

Deferred income taxes include the tax impact of U.S. domestic net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings in the U.S. federal and state tax jurisdictions. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance has been established since it is more likely than not that some portion of the deferred tax assets may not be realized. At September 28, 2002 and September 29, 2001, the valuation allowance was approximately $33.1 million and $13.8 million, respectively. Included in the valuation allowance is a ($3.4) million adjustment that reflects the reversal of certain transactions recorded net of tax in other comprehensive income. An offsetting deferred tax asset of $3.4 million has been set up to track these amounts until such time as the transactions are closed and recognized for tax purposes.

At September 28, 2002, undistributed earnings of the Company’s foreign subsidiaries are estimated to be approximately $46.0 million. The foreign undistributed earnings are either permanently reinvested or distribution will not result in incremental U.S. taxes. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.

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

During fiscal 2001, the Company reorganized its European operations due to tax law changes in the Netherlands. As a result of the reorganization, the Company recognized approximately $15.7 million of U.S. taxable income, which reduced the U.S. net operating loss carryforward by the same amount. Also in fiscal 2001, approximately $5.0 million of undistributed earnings further reduced the U.S. net operating loss due to the U.S. tax effect of the discontinuation of the garment making operation in Mexico.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE G – Supplemental Cash Flow Information

Cash paid (received) for interest and income taxes is as follows (in thousands):

	2002	2001	2000
Interest	$18,329	$57,639	$63,033
Income taxes	$4,346	$4,601	$(2,010)

NOTE H – Benefit Plans

Defined Benefit Pension and Postretirement Plans

The Company and its U.S. subsidiaries sponsor noncontributory defined benefit pension plans covering substantially all domestic employees. The plans provide retirement benefits for all qualified salaried employees and qualified non-union wage employees based generally on years of service and average compensation. Retirement benefits for qualified union wage employees are based generally on a flat dollar amount for each year of service. The Company’s funding policy is to contribute annually the amount recommended by the plan’s actuary. Plan assets, which consist of common stocks, bonds and cash equivalents, are maintained in trust accounts. The Company also has a nonqualified, unfunded supplementary retirement plan under which the Company will pay supplemental pension benefits to key executives in addition to the amount participants will receive under the Company’s retirement plan.

On September 20, 2001, the Company froze the accrual of future retirement benefits under its U.S. defined benefit plans effective December 31, 2001. The resulting curtailment gain was offset by unamortized actuarial losses.

Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“FAS 87”) requires companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an intangible pension asset equal to the unrecognized prior service cost and if the additional liability required to be recognized exceeds unrecognized service cost, the excess shall be reported in accumulated other comprehensive income (loss) as a separate component of equity. In accordance with FAS 87, the consolidated balance sheet at September 28, 2002 includes an intangible pension asset of $2.4 million, an additional minimum pension liability of $11.7 million and accumulated other comprehensive loss of $9.3 million.

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

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE H – Benefit Plans (Continued)

The following sets forth the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans and amounts recognized in the Company’s consolidated balance sheets at September 28, 2002 and September 29, 2001 (in thousands):

	Defined Benefit Plans		Supplemental Plan		Postretirement Benefit
	2002	2001	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$55,033	$65,351	$3,370	$2,521	$5,877	$8,738
Service cost	—	3,952	340	300	38	138
Interest cost	3,815	4,546	221	215	230	461
Participant contributions	—	—	—	—	280	224
Actuarial (gain) loss	(3,215)	1,919	(169)	334	2,220	(296)
Benefits paid	(9,687)	(13,723)	—	—	(1,822)	(840)
Decrease due to curtailment and settlement	—	(7,012)	—	—	(3,222)	(2,548)

Benefit obligation at end of year	$45,946	$55,033	$3,762	$3,370	$3,601	$5,877

Change in plan assets:
Fair value of assets at beginning of year	$50,678	$73,117	$—	$—	$—	$—
Actual return on plan assets	(5,683)	(9,764)	—	—	—	—
Employer contributions	15	1,048	—	—	1,542	616
Participant contributions	—	—	—	—	280	224
Benefits paid	(9,687)	(13,723)	—	—	(1,822)	(840)

Fair value of assets at end of year	$35,323	$50,678	$—	$—	$—	$—

Funded Status:
Funded status	$(10,623)	$(4,355)	$(3,762)	$(3,370)	$(3,601)	$(5,877)
Unrecognized prior service cost	2,428	—	222	266	—	—
Unrecognized net actuarial (gain) loss	9,337	2,913	347	515	1,002	(1,308)
Plan amendments	—	2,548	—	—	—	—

Net amount recognized	$1,142	$1,106	$(3,193)	$(2,589)	$(2,599)	$(7,185)

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$—	$1,106	$—	$—	$—	$—
Intangible asset	2,428	—	—	—	—	—
Accrued benefit liability	(10,623)	—	(3,193)	(2,589)	(2,599)	(7,185)
Accumulated other comprehensive income	9,337	—	—	—	—	—

Net amount recognized	$1,142	$1,106	$(3,193)	$(2,589)	$(2,599)	$(7,185)

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE H – Benefit Plans (Continued)

Net pension cost for the plans for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 included the following components (in thousands):

	Defined Benefit Plans			Supplemental Plan			Postretirement Benefit
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$—	$3,952	$5,475	$340	$300	$269	$38	$138	$264
Interest cost	3,815	4,546	4,212	221	215	165	230	461	645
Expected return on plan assets	(4,073)	(5,749)	(5,535)	—	—	—	—	—	—
Amortization of prior service cost	120	120	139	43	43	38	—	—	—
Recognized net actuarial (gain) loss due to curtailment and settlement	—	246	—	—	—	—	(3,222)	(2,540)	—
Recognized net actuarial (gain) loss	117	(349)	(210)	—	30	18	(90)	(44)	(22)

Net periodic benefit cost	$(21)	$2,766	$4,081	$604	$588	$490	$(3,044)	$(1,985)	$887

Weighted-average assumptions:
Discount rate	7.20%	7.30%	7.80%	7.20%	7.30%	7.80%	7.20%	7.30%	7.80%
Expected return on plan assets	8.50	8.50	8.50	—	—	—	—	—	—
Rate of compensation increase	4.00	5.00	5.00	4.00	5.00	5.00	—	—	—

The assumed health care cost trend rate was 6% for fiscal 2002, decreasing to 5% by the year 2003 and remaining at that level thereafter. A one-percentage point change in assumed health care cost trend rates have the following effects on fiscal 2002 (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$33	$(29)
Effect on postretirement benefit obligation	37	(35)

Pursuant to an agreement with the Pension Benefit Guaranty Corporation (“PBGC”), the Company has given the PBGC a first priority lien of $10 million on certain land and building assets of the Company to secure payment of any liability to the PBGC that might arise if one or more pension plans are terminated. The Company’s obligations under the Pension Funding Agreement terminate upon the earlier to occur of (a) the termination of the pension plans and (b) on or after January 30, 2003, if (i) the pension plans are fully funded for two consecutive years and (ii) the Company receives an investment grade rating on its debt.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE H – Benefit Plans (Continued)

Defined Contribution Plans
The Company has various defined contribution plans covering qualified U.S. employees. The plans include a provision which allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. During fiscal 1999, the plans were amended to provide for the Company to make a match of the employee’s contributions and to eliminate the discretionary profit-sharing contribution plan provision. The Company contributions for fiscal 2002, 2001 and 2000 were approximately $2.3 million, $2.2 million and $3.5 million, respectively.

In addition, the Company provides life and health benefits to substantially all U.S. employees. Employees contribute a fixed amount weekly or monthly as set forth in the plan with the balance paid by the Company. The Company contributions for fiscal 2002, 2001 and 2000 were approximately $17.8 million, $16.5 million and $17.3 million, respectively.

Deferred Compensation Plan
The Company has a nonqualified, unfunded deferred compensation plan which provides certain key executives with a deferred compensation award which will earn interest at the United States Treasury Bill rate. The award, which is based on the year’s operating results, was $0, $0 and $792,000 for fiscal 2002, 2001 and 2000, respectively. The plan participants will be vested in the awards upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination subject to certain limitations, upon permanent and total disability or death, whichever occurs first. In the event of retirement or disability, any unpaid deferred awards will be paid on the normal five-year maturity schedule. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant’s estate or pay the award on the normal five-year maturity schedule.

Foreign Employee Plans
A significant number of the Company’s European employees participate in a government mandated deferred compensation plan. This plan provides benefits to employees upon termination of service with the Company. Employees accrue benefits under the plan based on compensation levels and length of service. Accrued benefits are adjusted upward annually for interest earned on accumulated balances and cost of living increases. Approximately $1.6 million, $1.4 million and $1.4 million has been recognized as expense related to the plan in the accompanying statements of operations for fiscal 2002, 2001 and 2000, respectively. A liability of approximately $9.0 million and $7.9 million is included within other long-term liabilities in the Company’s consolidated balance sheets as of September 28, 2002 and September 29, 2001, respectively, to provide for payment of accrued benefits under the plan. Employees are 100% vested in the benefits accrued.

Many of the Company’s European employees participate in government sponsored healthcare and pension plans. Annually, the Company and its employees contribute an amount equal to approximately 45% (35% by the Company; 10% by the employees) of the Company’s gross salaries and wages to the government for administration of these plans and other social programs. For fiscal 2002, 2001 and 2000, the Company’s portion of the funding totaled $4.3 million, $5.6 million and $5.7 million, respectively.

The Company’s Canadian employees participate in government sponsored healthcare and pension plans. The pension plan requires contributions from the employer and the employee while the healthcare plan requires only employer contributions. The Company’s required contributions paid for these plans for fiscal 2002, 2001 and 2000 were approximately $1.7 million, $1.6 million and $1.4 million, respectively. In addition, the Company provides supplemental health and life insurance benefits with contributions for fiscal 2002, 2001 and 2000 totaling $0.4 million each year. The Company’s qualified Canadian employees are also eligible to participate in various retirement savings plans. The plans provide for voluntary pre-tax contributions from employees and guaranteed Company contributions ranging from 2% to 10% of an employee’s annual salary. Contributions made to these plans for fiscal 2002, 2001 and 2000 were $0.8 million, $0.7 million and $0.6 million, respectively.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE I – Commitments and Contingencies

Future minimum commitments for operating leases at September 28, 2002 are as follows (in thousands):

2003	$5,361
2004	3,039
2005	1,855
2006	926
2007	570
Thereafter	511

Total minimum lease payments	$12,262

Approximately 72% of minimum lease payments on operating leases pertain to real estate as of September 28, 2002. The remainder covers a variety of machinery and equipment. Rental expense was approximately $7.8 million, $11.8 million and $12.9 million in fiscal 2002, 2001 and 2000, respectively.

The Company is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE J – Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

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

During fiscal 2002, the Company recorded a change in estimate that decreased the plant closing costs by $1.4 million, primarily related to leases, as well as, additional fixed asset impairment charges of $0.9 million. The Company sold its Asheboro, North Carolina facility and related equipment as well as all the G&L Service Company equipment in fiscal 2002. The Company expects that the sale of real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take an additional 12 months or longer to complete.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE J – Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the year ended September 28, 2002 (in thousands):

	Accrual Balance at September 29, 2001	Cash Payments	Change in Estimate	Accrual Balance at September 28, 2002
Severance benefits	$1,992	$(1,455)	$(95)	$442
Lease cancellation and other	5,027	(2,527)	(1,329)	1,171

	$7,019	$(3,982)	$(1,424)	$1,613

Of the lease cancellation and other accrual balance related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives outstanding at September 28, 2002, $0.9 million is included in liabilities subject to compromise. See Note A – Bankruptcy Filing.

In connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company has incurred run-out expenses related to the plant closings totaling $2.9 million before taxes in fiscal 2002. These expenses, which include efficiency losses, equipment relocation, losses on inventories of discontinued styles, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company recognized a net benefit curtailment loss of $0.1 million in the September quarter of fiscal 2001 related to its defined benefit pension plan.

In August 2001, the Company amended its Senior Credit Facility (as defined herein) to, among other things, exclude from covenant calculations the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives discussed above. See Note D – Long-term Debt.

NOTE K – Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives (the “Fiscal 2000 Strategic Initiatives”) aimed at increasing the Company’s competitiveness and profitability by reducing costs. The initiatives included completing a joint venture in Mexico, closing two of the Company’s plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $63.6 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.8 million for severance expense and $3.5 million for the write-off of leases and other exit costs. During fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. All production at the affected facilities ceased during the December quarter of fiscal 2001 and substantially all of the 1,370 employees have been terminated. Severance payments were made in either a lump sum or over a maximum period of up to eighteen months. During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at the Erwin facility and the Brighton facility. During fiscal 2002, the Company recorded an additional fixed asset impairment charge of $0.9 million related to the Erwin facility. The Company expects that the sale of the remaining real estate related to the Fiscal 2000 Strategic Initiatives could take an additional 12 months or longer to complete.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE K – Fiscal 2000 Strategic Initiatives (Continued)

The table below summarizes the activity related to the Fiscal 2000 Strategic Initiatives plant closing accruals for the year ended September 28, 2002 (in thousands):

	Accrual Balance at September 29, 2001	Cash Payments	Accrual Balance at September 28, 2002
Severance benefits	$1,817	$(1,591)	$226
Lease cancellation and other	2,402	(472)	1,930

	$4,219	$(2,063)	$2,156

Of the lease cancellation and other accrual balance related to the Fiscal 2000 Strategic Initiatives outstanding at September 28, 2002, $1.1 million is included in liabilities subject to compromise. See Note A – Bankruptcy Filing.

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

NOTE L – Stockholders’ Equity (Deficit)

The authorized capital stock of the Company consists of (i) 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,996,965 shares are outstanding at September 28, 2002, (ii) 5,000,000 shares of Nonvoting Common Stock, par value $.01 per share, none of which is issued or outstanding, and (iii) 5,000,000 shares of Preferred Stock, par value $.01 per share, none of which is issued or outstanding.

Comprehensive income (loss) represents the change in stockholders’ equity (deficit) during the period from non-owner sources. Currently, changes from non-owner sources includes net income (loss), foreign currency translation adjustments, gains on derivative instruments and minimum pension liability. Total comprehensive loss for fiscal 2002 and fiscal 2001 was $35.9 million and $69.8 million, respectively. Included in accumulated other comprehensive income (loss) at September 28, 2002 was a $11.6 million loss related to foreign currency translation, a $9.3 million loss related to a minimum pension liability and a $0.2 million gain related to derivative instruments.

On February 9, 1999, the Company’s stockholders approved the 1999 Stock Option Plan (the “Plan”) which replaced the Company’s previous 1989 Stock Option Plan that expired on that date. The Plan authorizes the granting of qualified and non-qualified stock options to officers, directors, consultants and key employees of the Company. Effective February 13, 2001, the Plan was amended to increase the number of shares of Company Common Stock available for issuance from 500,000 to 1.3 million. Options may be granted through the Plan’s expiration in February 2009 at an exercise price of not less than fair market value. Currently, the Company has both fixed stock options and target stock price performance stock options outstanding under the Plan. As of September 28, 2002, the Company had 415,351 shares available for the issuance of stock options under the Plan.

On September 7, 2000, the Board of Directors approved offering all employees holding outstanding options with an exercise price equal to or in excess of $10.00 per share, the opportunity to cancel all such options (the “Option Cancellation Program”) in exchange for a new grant of options in an amount equal to the same number of options cancelled (the “New Options”) with an exercise price of $4.1875 per share. The New Options will vest and become exercisable when the Company’s Common Stock equals or exceeds $12 per share for a 90 consecutive trading day period and will expire on September 6, 2010, unless terminated earlier pursuant to the terms of the option agreements and the Plan. A total of 27 employees were eligible and elected to participate in the Option Cancellation Program and receive New Options to purchase an aggregate of 785,649 shares of Common Stock. Due to an insufficient number of options available under the Plan, the Option Cancellation Program and issuance of New Options was contingent upon shareholder approval of an increase in the number of shares available for grant. As discussed in the above paragraph, shareholder approval was received at the February 2001 annual meeting; therefore, the actual exchange of options occurred in fiscal year 2001. In connection with the Option Cancellation Program and issuance of New Options, the Company incurred non-cash charges of approximately $1.1 million and $1.1 million in 2002 and 2001, respectively.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE L – Stockholders’ Equity (Continued)

Fixed Stock Options

The exercise price of each fixed stock option granted is equal to the market price of the Company’s Common Stock on the date of grant with a maximum term of 10 years. Options granted to directors vest 12 months from the date of grant while options granted to certain management employees vest 20% each year over a five-year period from the date of grant.

The fair value of each option granted after September 30, 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001 and 2000: expected dividend yield of 0% for all years; expected volatility of 105.7% and 130.4%, respectively; weighted average risk-free interest rate of 4.97% and 6.62%, respectively; and expected lives of 5 years for all years. There were no fixed stock options issued during fiscal 2002.

A summary of the status of the Company’s fixed stock options as of September 28, 2002, September 29, 2001 and September 30, 2000, and changes during the years are presented below:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	161,150	$7.65	461,099	$9.89	456,599	$9.96
Granted	—	—	4,500	2.66	4,500	2.02
Exercised	—	—	—	—	—	—
Forfeited or canceled	(19,800)	7.49	(304,449)	10.96	—	—

Outstanding, end of year	141,350	$7.67	161,150	$7.65	461,099	$9.89

Options exercisable at year-end	141,350		156,650		455,599

Weighted average fair value of options granted during the year calculated using modified Black-Scholes model	$—		$2.11		$1.77

The following table summarizes information about fixed stock options outstanding at September 28, 2002:

					Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/28/02	Weighted Avg. Remaining Contractual Life		Weighted Avg. Exercise Price	Number Exercisable at 9/28/02	Weighted Avg. Exercise Price
$1.75 to 4.50	70,700	3.2	Yrs	$2.05	70,700	$2.05
8.50 to 14.00	45,150	2.7		11.70	45,150	11.70
14.25 to 18.31	25,500	3.0		16.51	25,500	16.51

$1.75 to 18.31	141,350	2.9		$7.67	141,350	$7.67

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE L – Stockholders’ Equity (Continued)

Target Stock Price Performance Stock Options

The exercise price of each target stock price performance stock option granted is equal to the market price of the Company’s Common Stock on the date of grant and vests as the Company’s Common Stock price achieves certain pre-established targets, ranging from $6 to $20, which were set on the date of grant. All options which have not vested within five years of the date of grant will expire. All options which have vested within such time expire ten years from the date of grant.

The fair value of each option granted was estimated on the date of grant using a modified Black-Scholes option-pricing model which, in addition to the required inputs, takes into consideration the target stock price (or barrier) which must be attained. The following assumptions were incorporated into the model for options granted in 2001 and 2000: weighted average risk-free interest rate of 6.14% and 6.86%, respectively; expected dividend yield of 0% for all years; expected lives ranging from 2.0 to 4.0 years and 2.0 to 3.0 years, respectively; and volatility of 119.9% and 108%, respectively. There were no target stock price performance stock options issued during fiscal 2002.

A summary of the status of the Company’s target stock price performance stock options as of September 28, 2002, September 29, 2001 and September 30, 2000 and changes during the year is presented below:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	798,149	$3.99	589,600	$9.80	499,600	$11.21
Granted	—	—	785,649	4.19	90,000	2.00
Exercised	—	—	—	—	—	—
Forfeited or canceled	(20,450)	4.19	(577,100)	10.20	—	—

Outstanding, end of year	777,699	$3.98	798,149	$3.99	589,600	$9.80

Options exercisable at year-end	—		—		484,600

Weighted average fair value of options granted during the year calculated using modified Black-Scholes model	$—		$2.95		$1.19

As of September 28, 2002, the 777,699 target stock price performance options outstanding under the Plan have a weighted average remaining contractual life of 7.87 years assuming all options vest.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE M – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	2002	2001	2000
Numerator:
Net income (loss)	$(29,364)	$(70,146)	$(38,288)

Denominator:
Denominator for basic earnings per share – Weighted average shares	11,997	11,985	11,942
Effect of dilutive securities:
Stock options	—	—	—

Diluted potential common shares denominator For diluted earnings per share – adjusted Weighted average shares and assumed exercises	11,997	11,985	11,942

NOTE N – Concentration of Credit Risk

The Company manufactures and sells textile products to companies located worldwide which are predominantly in the apparel and home fabrics industries. The Company performs periodic credit evaluations of its customers’ financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. At September 28, 2002, all trade accounts receivable are from customers in the apparel and home furnishings industry. Receivables generally are due within 60 days, and credit losses have consistently been within management’s expectations. All credit losses are provided for in the financial statements.

The Company had sales to Levi Strauss and its related companies which comprised 13%, 21% and 24% of the Company’s consolidated net sales for fiscal 2002, 2001 and 2000, respectively.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE O – Segment Information

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

The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses, principally net interest expense and income taxes, are excluded from the chief operating decision makers’ assessment of segment performance. Accordingly, such expenses have not been allocated to segment results. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies (see Note B above). The corporate segment’s operating income (loss) represents principally the administrative expenses from the Company’s various holding companies. The fiscal 2002 corporate operating loss also included $1.1 million of financial advisor fees included in the December quarter. Additionally the corporate segment’s assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

Information about the Company’s operations in its different industry segments for the past three years is as follows (in thousands):

	2002	2001	2000
Net Sales to External Customers
Galey & Lord Apparel	$280,243	$402,024	$459,410
Swift Denim	256,259	299,124	348,540
Klopman International	120,861	135,409	128,923
Home Fashion Fabrics	9,548	13,436	20,887

Consolidated	$666,911	$849,993	$957,760

Operating Income (Loss)(1,2,3)
Galey & Lord Apparel	$(1,968)	$(12,814)	$25,897
Swift Denim	21,629	16,372	(33,600)
Klopman International	5,205	10,955	11,198
Home Fashion Fabrics	(2,501)	(41,761)	(2,198)
Corporate	(2,630)	(1,481)	(325)

	19,735	(28,729)	972
Interest expense	34,824	60,226	66,081
Income from associated companies	(6,589)	(8,721)	(6,258)
Reorganization items(4)	18,465	—	—

Income (loss) before income taxes	$(26,965)	$(80,234)	$(58,851)

Depreciation and Amortization
Galey & Lord Apparel	$11,147	$12,564	$14,062
Swift Denim	16,282	15,632	22,056
Klopman International	5,362	5,428	5,598
Home Fashion Fabrics	12	2,825	3,293
Corporate	666	665	598

	$33,469	$37,114	$45,607

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE O – Segment Information (continued)

	2002	2001	2000
Other Non-cash Charges(5,6,7)
Galey & Lord Apparel	$69	$48	$218
Swift Denim	26	92	36
Klopman International	—	—	466
Home Fashion Fabrics	—	31	—
Corporate	1,056	1,299	—

	$1,151	$1,470	$720

Assets(8,9,10,11)
Galey & Lord Apparel	$225,647	$252,220	$308,188
Swift Denim	316,702	327,081	373,881
Klopman International	107,462	113,156	105,992
Home Fashion Fabrics	2,637	15,718	53,823
Corporate	81,609	56,540	54,220

	$734,057	$764,715	$896,104

Capital Expenditures
Galey & Lord Apparel	$5,230	$11,156	$7,038
Swift Denim	2,919	10,823	9,108
Klopman International	2,622	2,228	2,594
Home Fashion Fabrics	—	85	261

	$10,771	$24,292	$19,001

Net Sales to External Customers (12)
United States	$466,583	$625,469	$738,741
Europe	120,861	135,409	128,923
Canada	75,231	81,473	83,589
Mexico	—	1,292	6,507
Asia	4,236	6,350	—

Consolidated	$666,911	$849,993	$957,760

Long-lived Assets
United States	$160,760	$180,708	$197,520
Europe (13)	53,418	52,400	53,790
Canada	25,408	27,740	31,411
Other Foreign Countries	303	3,590	17,362

Consolidated	$239,889	$264,438	$300,083

(1)
Fiscal 2002 operating income (loss) includes costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives of $1.3 million, $3.2 million and $1.1 million for Galey & Lord Apparel, Swift Denim and Home Fashion Fabrics, respectively.

(2)
Fiscal 2001 operating income (loss) includes costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives of $35.3 million, $6.8 million, $37.2 million and $0.4 million for Galey & Lord Apparel, Swift Denim, Home Fashion Fabrics and Corporate, respectively.

(3)
Fiscal 2000 operating income (loss) includes plant closing and impairment charges related to the Fiscal 2000 Strategic Initiatives of $11.4 million, $51.6 million and $0.7 million for Galey & Lord Apparel, Swift Denim and Klopman International, respectively.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE O – Segment Information (continued)

(4)
Fiscal 2002 reorganization charges relating to the Chapter 11 Filings consist of $7.3 million of professional fees, $3.1 million of expenses related to incentive and retention programs and $8.1 million related to the non-cash write-off of the unamortized discount and related deferred financing fees on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of a portion of the deferred financing fees related to the DIP Financing Agreement.

(5)
Fiscal 2002 other non-cash charges exclude fixed asset impairment charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives of $0.7 million, $0.9 million and $0.2 million for Galey & Lord Apparel, Swift Denim, and Home Fashion Fabrics, respectively. In addition, the fiscal 2002 other non-cash charges for Corporate exclude $8.1 million related to the non-cash write-off of the unamortized discount and related deferred financing fees on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of a portion of the deferred financing fees related to the DIP Financing Agreement.

(6)
Fiscal 2001 other non-cash charges exclude fixed asset and goodwill impairment charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $19.8 million, $1.0 million and $29.9 million for Galey & Lord Apparel, Swift Denim, and Home Fashion Fabrics, respectively.

(7)
Fiscal 2000 other non-cash charges exclude fixed asset impairment charges related to the Fiscal 2000 Strategic Initiatives of $5.8 million and $43.5 million for Galey & Lord Apparel and Swift Denim, respectively.

(8)	Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.
(9)
Fiscal 2002 assets include long-lived assets to be disposed of in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $0.7 million for Home Fashion Fabrics. Fiscal 2002 assets also include long-lived assets to be disposed of in connection with the Fiscal 2000 Strategic Initiatives of $3.5 million for Swift Denim.

(10)
Fiscal 2001 assets include long-lived assets to be disposed of in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $2.9 million, $0.1 million and $5.7 million for Galey & Lord Apparel, Swift Denim and Home Fashion Fabrics, respectively. Fiscal 2001 assets also include long-lived assets to be disposed of in connection with the Fiscal 2000 Strategic Initiatives of $5.9 million for Swift Denim.

(11)
Fiscal 2000 assets include long-lived assets to be disposed of in connection with the Fiscal 2000 Strategic Initiatives of $0.8 million and $12.5 million for Galey & Lord Apparel and Swift Denim, respectively.

(12)	Revenues are attributed to countries based on geographic origin.
(13)	Principally all of the European long-lived assets are located in Italy.

The Company has a single customer, Levi Strauss & Co., Inc., which exceeds 10% of consolidated net sales. Galey & Lord Apparel net sales to this customer were $58.0 million, $142.2 million and $195.5 million for fiscal 2002, 2001 and 2000, respectively. Swift Denim net sales to this customer were $26.8 million, $35.9 million and $33.8 million for fiscal 2002, 2001 and 2000, respectively. Klopman International’s net sales to this customer were $0 million, $1.3 million and $1.5 million for fiscal 2002, 2001 and 2000, respectively.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE P – Investments in and Advances to Associated Companies

In the consolidated balance sheets, investments in and advances to associated companies represent several joint ventures with ownership interests ranging from 33% to 50%. The Swift Denim-Hidalgo joint venture manufactures denim in Mexico and was formed on August 18, 2001 with Grupo Dioral. In exchange for a $14 million contribution comprised of cash, inventory and equipment, the Company received a 50% interest in the ownership of this joint venture. The Company contributed $7.8 million in cash and inventory in fiscal 2000 and $5.0 million in inventory and equipment in fiscal 2001. The equipment is from the Company’s Erwin facility which closed in December 2000. The joint venture is accounted for under the equity method and the results of operations are reported on a one-month lag.

Included in investments in and advances to associated companies are advances to Swift Denim-Hidalgo of $4.3 million at September 28, 2002 and $2.9 million at September 29, 2001. These loans are unsecured, bear interest at the prime rate plus 1% and the principal balances are payable in balloon payments with due dates ranging from August 2003 to September 2004.

In fiscal 2002, the Company’s ownership interest percentages in the Swift Europe joint ventures were reduced from 50% to 33% due to additional shares being purchased by and issued to its equity partner. As part of this transaction, the equity partner provided a $25 million term loan facility to Swift Europe. In addition, Swift Europe paid off a 5.6 million Swiss Franc secured loan (which was payable in installments through 2009) to the Company during fiscal 2002. At September 29, 2001, the loan receivable from Swift Europe translated to a balance of $3.5 million U.S. dollars and was included in investments in and advances to associated companies.

At September 28, 2002 and September 29, 2001, the excess of the Company’s investment over its equity in the underlying net assets of its joint venture interests is approximately $9.7 million and $10.4 million, respectively, (net of accumulated amortization of $3.0 million and $2.3 million, respectively) and is being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies.

The following table presents condensed balance sheet and income statement information for the Company’s associated companies as of September 28, 2002 and September 29, 2001 and for the years ended September 28, 2002, September 29, 2001 and September 30, 2000. The financial information has been derived from statutory financial statements and has been adjusted to conform to U.S. generally accepted accounting principles.

	2002	2001
	(In thousands)
Selected Balance Sheet Data:
Current assets	$44,859	$41,493
Noncurrent assets	56,223	53,563
Current liabilities	39,558	46,685
Noncurrent liabilities	15,092	11,394
Stockholders’ equity	46,432	36,977

	2002	2001	2000
	(In thousands)
Selected Income Statement Data:
Net sales	$100,400	$99,406	$74,955
Gross profit	30,473	28,311	21,624
Operating income	20,771	20,395	15,147
Net income	$18,329	$18,746	$13,708

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE P – Investments in and Advances to Associated Companies (continued)

Of the aforementioned joint ventures, one is individually significant. Summarized financial information of this joint venture is as follows:

	2002	2001
	(In thousands)
Selected Balance Sheet Data:
Current assets	$16,720	$12,727
Noncurrent assets	10,614	9,862
Current liabilities	8,844	9,701
Noncurrent liabilities	4,719	6,530
Stockholders’ equity	13,771	6,358

	2002	2001	2000
	(In thousands)
Selected Income Statement Data:
Net sales	$64,865	$74,563	$60,370
Gross profit	21,648	19,475	15,385
Operating income	19,091	17,447	13,665
Net income(1)	$18,049	$17,699	$12,811

(1)
Net Income in the statutory financial statements was $9.2 million, $9.0 million and $4.4 million for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively. The principal difference between the statutory financial statements and the financial statements which have been adjusted to conform to U.S. generally accepted accounting principles related to the payment of shareholder expenses of $8.7 million, $8.5 million and $7.0 million for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE Q – Quarterly Results of Operations (Unaudited)

The Company’s unaudited quarterly consolidated results of operations are presented below (in thousands, except per share data):

	Fiscal 2002 Quarters
	December(1)	March(2)	June(3)	September(4)
Net sales	$136,446	$167,982	$196,567	$165,916
Cost of sales	124,880	156,936	180,592	152,696

Gross profit	11,566	11,046	15,975	13,220
Reorganization items	—	9,881	4,442	4,142
Income tax expense	942	96	749	612
Net loss	$(5,233)	$(15,870)	$(2,650)	$(5,611)

Per share data – basic:
Average common shares outstanding	11,997	11,997	11,997	11,997
Net loss – basic	$(0.44)	$(1.32)	$(0.22)	$(0.47)

Per share data – diluted:
Average common shares outstanding	11,997	11,997	11,997	11,997
Net loss – diluted	$(0.44)	$(1.32)	$(0.22)	$(0.47)

	Fiscal 2001 Quarters
	December(5)	March(6)	June(7)	September(8)
Net sales	$221,685	$231,707	$220,161	$176,440
Cost of sales	199,901	208,460	198,572	172,666

Gross profit	21,784	23,247	21,589	3,774
Income tax benefit	(189)	(140)	(105)	(9,654)
Net income (loss)	$70	$194	$847	$(71,257)

Per share data – basic:
Average common shares outstanding	11,961	11,984	11,997	11,997
Net income (loss) – basic	$.01	$.02	$.07	$(5.94)

Per share data – diluted:
Average common shares outstanding	11,984	12,015	12,007	11,997
Net income (loss) – diluted	$.01	$.02	$.07	$(5.94)

All quarters presented are 13-week periods.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE Q – Quarterly Results of Operations (Unaudited) (continued)

(1)	December quarter of fiscal 2002 includes $1.7 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives.
(2)	March quarter of fiscal 2002 includes $1.7 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.
(3)	June quarter of fiscal 2002 includes $0.8 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.
(4)	September quarter of fiscal 2002 includes $1.5 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.
(5)	December quarter of fiscal 2001 includes $1.9 million (pre-tax) of costs related to the Company’s Fiscal 2000 Strategic Initiatives.
(6)	March quarter of fiscal 2001 includes $2.4 million (pre-tax) of costs related to the Company’s Fiscal 2000 Strategic Initiatives.
(7)	June quarter of fiscal 2001 includes $1.3 million (pre-tax) of costs related to the Company’s Fiscal 2000 Strategic Initiatives.
(8)	September quarter of fiscal 2001 includes $74.1 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE R – Supplemental Condensed Consolidating Financial Information

The following summarizes condensed consolidating financial information for the Company, segregating Galey & Lord, Inc. (the “Parent”) and subsidiaries that are guarantors of the Notes (“Guarantor Subsidiaries”) from subsidiaries that are not guarantors of the Notes (“Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company and guarantees are full, unconditional and joint and several. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

	September 28, 2002
	(in thousands)
Financial Position	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$98,578	$39,976	$—	$138,554
Inventories	—	109,289	34,721	—	144,010
Other current assets	2,165	38,548	12,547	—	53,260

Total current assets	2,165	246,415	87,244	—	335,824

Property, plant and equipment, net	—	160,759	79,130	—	239,889

Intangibles, net	—	113,796	—	—	113,796
Investments in subsidiaries and other assets	(4,888)	5,964	35,708	7,764	44,548

	$(2,723)	$526,934	$202,082	$7,764	$734,057

Liabilities not subject to compromise
Current liabilities:
Long-term debt – current	$303,280	$5,256	$1,938	$—	$310,474
Trade accounts payable	77	16,131	16,617	—	32,825
Accrued liabilities	19,832	35,432	11,770	(18)	67,016
Other current liabilities	—	979	2,836	—	3,815

Total current liabilities	323,189	57,798	33,161	(18)	414,130
Long-term debt	—	548	23,687	—	24,235
Other non-current liabilities	(57)	2,776	13,077	—	15,796

Total liabilities not subject to compromise	323,132	61,122	69,925	(18)	454,161
Net intercompany balance	(590,904)	640,022	(49,118)	—	—
Liabilities subject to compromise	312,905	14,847	—	—	327,752
Stockholders’ equity (deficit)	(47,856)	(189,057)	181,275	7,782	(47,856)

	$(2,723)	$526,934	$202,082	$7,764	$734,057

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE R – Supplemental Condensed Consolidating Financial Information (Continued)

	September 29, 2001
	(in thousands)
Financial Position	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$102,557	$42,809	$—	$145,366
Inventories	—	129,969	36,851	—	166,820
Other current assets	19	11,280	12,112	(2,136)	21,275

Total current assets	19	243,806	91,772	(2,136)	333,461

Property, plant and equipment, net	—	182,339	82,099	—	264,438

Intangibles, net	—	114,374	—	—	114,374
Investments in subsidiaries and other assets	47,615	(2,865)	36,674	(28,982)	52,442

	$47,634	$537,654	$210,545	$(31,118)	$764,715

Current liabilities:
Trade accounts payable	$—	$36,784	$16,719	$—	$53,503
Accrued liabilities	15,755	26,647	15,902	(16)	58,288
Other current liabilities	11,223	(3,221)	4,404	(2,136)	10,270

Total current liabilities	26,978	60,210	37,025	(2,152)	122,061

Net intercompany balance	(577,749)	588,705	(10,956)	—	—

Long-term debt	613,658	5,803	15,360	—	634,821
Other non-current liabilities	(2,269)	11,064	12,022	—	20,817
Stockholders’ equity (deficit)	(12,984)	(128,128)	157,094	(28,966)	(12,984)

	$47,634	$537,654	$210,545	$(31,118)	$764,715

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE R – Supplemental Condensed Consolidating Financial Information (Continued)

	For the year ended September 28, 2002
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales	$—	$472,248	$199,590	$(4,927)	$666,911

Gross profit	—	30,276	21,531	—	51,807

Operating income (loss)	(2,190)	8,770	13,155	—	19,735

Reorganization items	18,465	—	—	—	18,465

Interest expense, income taxes and other, net	(30,112)	61,115	(369)	—	30,634

Net income (loss)	$9,457	$(52,345)	$13,524	$—	$(29,364)

	For the year ended September 29, 2001
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales	$—	$635,146	$254,506	$(39,659)	$849,993

Gross profit	—	38,405	31,989	—	70,394

Operating income (loss)	(1,300)	(42,478)	15,049	—	(28,729)

Interest expense, income taxes and other, net	354	38,597	2,274	192	41,417

Net income (loss)	$(1,654)	$(81,075)	$12,775	$(192)	$(70,146)

GALEY & LORD, INC.
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002, September 29, 2001 and September 30, 2000

NOTE R – Supplemental Condensed Consolidating Financial Information (Continued)

	For the year ended September 28, 2002
	(in thousands)

Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$30,661	$(11,823)	$20,104	$(5)	$38,937

Cash provided by (used in) investing activities	(654)	(575)	12,034	(8,288)	2,517

Cash provided by (used in) financing activities	(29,997)	41,556	(31,353)	8,293	(11,501)

Effect of exchange rate change on cash and cash equivalents	—	—	265	—	265

Net change in cash and cash equivalents	10	29,158	1,050	—	30,218

Cash and cash equivalents at beginning of period	5	4,623	4,529	—	9,157

Cash and cash equivalents at end of period	$15	$33,781	$5,579	$—	$39,375

	For the year ended September 29, 2001
	(in thousands)

Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$2,790	$21,406	$2,835	$(10)	$27,021

Cash provided by (used in) investing activities	86,663	(18,841)	(94,997)	13,777	(13,398)

Cash provided by (used in) financing activities	(89,458)	(2,136)	91,123	(13,767)	(14,238)

Effect of exchange rate change on cash and cash equivalents	—	—	131	—	131

Net change in cash and cash equivalents	(5)	429	(908)	—	(484)

Cash and cash equivalents at beginning of period	10	4,194	5,437	—	9,641

Cash and cash equivalents at end of period	$5	$4,623	$4,529	$—	$9,157

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                   DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names of directors of the Company, their ages, and their current positions with the Company:

Name	Age	Title
Arthur C. Wiener	65	Chairman of the Board, President and Chief Executive Officer

Paul G. Gillease	70	Director

Howard S. Jacobs	59	Director

William M.R. Mapel	71	Director

Stephen C. Sherrill	49	Director

Jose de Jesus Valdez	49	Director

Each director is elected to serve on the Board of Directors of the Company until the next annual meeting of stockholders and until their successors shall be duly elected and qualified. The term of the current directors expires at the next annual meeting of stockholders.

Mr. Wiener has been Chairman of the Board of the Company since February 1992 and President and Chief Executive Officer of the Company since February 1988. Mr. Wiener was Group Vice President of Burlington Industries, Inc. (“Burlington”), a manufacturer of textile products, and President of Burlington’s Blended Division, the Company’s predecessor, from October 1984 to February 1988. From 1975 to October 1984, Mr. Wiener was President of the Apparel Fabrics Marketing Division of Dan River Inc., a textile manufacturer. Mr. Wiener was employed by the Menswear Division of Burlington in various capacities from 1966 to October 1975, including as President from 1973 to October 1975.

Mr. Gillease has been a director of the Company since November 1993. Mr. Gillease was employed by E.I. Du Pont de Nemours & Company Incorporated in various executive capacities from 1961 to his retirement in October 1993, including most recently as Vice President and General Manager responsible for textile fiber operations from October 1990 to October 1993. Mr. Gillease is a director of Guilford Mills, Inc., a manufacturer of knitted textiles.

Mr. Jacobs has been a director of the Company since February 1989. Mr. Jacobs has been a member of the law firm of Katten Muchin Zavis Rosenman (formerly known as Rosenman & Colin LLP), New York, New York, counsel to the Company, since March 1994. For more than five years prior to March 1994, Mr. Jacobs was a member of two other law firms located in New York City, each of which was former counsel to the Company.

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

Mr. Sherrill has been a director of the Company since May 1993. Mr. Sherrill was formerly a director of the Company from February 1988 to February 1992. Mr. Sherrill has been a principal of Bruckman, Rosser, Sherrill & Co., Inc., a private equity investment firm, since February 1995. For more than five years prior to February 1995, Mr. Sherrill was a Managing Director or Vice President of Citicorp Venture Capital, Ltd. (“CVC”). Mr. Sherrill is a director of Jitney Jungle Stores of America Inc., a regional chain of grocery stores; Doane Pet Care Enterprises, a manufacturer and distributor of pet food products; B&G Foods Inc., a manufacturer, marketer and distributor of food products; Mediq, Inc., a hospital equipment rental company; and Alliance Laundry Systems LLC, a manufacturer of commercial laundry equipment.

Mr. Valdez has been a director of the Company since 2001. Mr. Valdez has been employed by Alpek, S.A. de C.V. (“Alpek”), a leading petrochemical company in Mexico which also produces fibers and primary materials for fibers, since 1987 and is currently serving as President of Alpek. Alpek is a wholly-owned subsidiary of Alfa S.A. de C.V., a supplier of raw materials in nylon and polyester, synthetic fibers, plastics and chemicals. From 1991 to 1993, Mr. Valdez served as President of the Asociacion Nacional de la Industria Quimica (ANIQ) (the Mexican equivalent to the Chemical Manufacturers Association in the United States). Mr. Valdez was also an active participant during the NAFTA negotiations, representing the interests of the chemical and textile industries in Mexico. Mr. Valdez received an MBA from Instituto Tecnologico y de Estudios Superiores de Monterrey in 1978 and a Master of Science degree in Industrial Engineering from Stanford University in 1977.

In May 1992, the Company, CVC and Mr. Wiener entered into an agreement, under which, if requested by CVC, the Company will use its best efforts to cause one designee of CVC to be nominated as a director of the Company. Mr. Wiener has agreed to vote all shares owned by him in favor of CVC’s designee. Such agreement will terminate on the earlier of its tenth anniversary or the date on which CVC beneficially owns fewer than 20% of the outstanding shares of the Company’s common stock, $.01 par value (the “Common Stock”), and nonvoting common stock of the Company. Pursuant to the agreement, CVC also has the right to appoint an observer who will be permitted to attend all meetings of the Board of Directors and its committees. Mr. Michael T. Bradley served as a director of the Company and was CVC’s designee until his resignation as a director on December 6, 2001. To date CVC has not designated a successor to Mr. Bradley to serve as a director of the Company.

Executive Officers

Set forth below is certain information regarding the executive officers and certain other officers of the Company:

Name	Age	Current Position
Arthur C. Wiener	65	Chairman of the Board, President and Chief Executive Officer

John J. Heldrich	50	Executive Vice President, and Chief Executive Officer and President — Swift Denim Group

Robert McCormack	53	Executive Vice President and President — Woven Division, Apparel Marketing Group

Charles A. Blalock	55	Executive Vice President of Manufacturing

Leonard F. Ferro	43	Vice President, Chief Accounting Officer, Treasurer and Secretary

Giuseppe Rodino	64	President—Klopman International Group

Officers serve at the discretion of the Board of Directors and Messrs. Wiener, McCormack, Blalock, Heldrich and Ferro are employed pursuant to employment agreements described herein. See “Executive Compensation—Employment Agreements.”

Information regarding Mr. Wiener is included herein in the section above entitled “Directors and Executive Officers of the Registrant–Directors.”

Mr. Heldrich has been Executive Vice President of the Company since February 1998 and Chief Executive Officer and President of the Company’s Swift Denim Group since the Company’s acquisition of the divisions and subsidiaries comprising the Swift Denim Group on January 29, 1998. Prior to the Company’s acquisition of Swift Denim, Mr. Heldrich had been President of Swift Denim since August 1994. He was President of Swift Marketing Worldwide from July 1991 to August 1994. Mr. Heldrich was President of the Fashion Apparel Division of Milliken & Company Inc. in New York from 1987 through 1991. From 1974 to 1987, Mr. Heldrich held various marketing and manufacturing positions at Milliken & Company Inc. in New York, South Carolina, and the United Kingdom.

Mr. McCormack has been Executive Vice President of the Company since May 1992 and President of the Apparel Marketing Group of the Company’s Woven Division since April 1994. Mr. McCormack was Executive Vice President of the Apparel Marketing Group of the Company’s Woven Division from February 1988 to April 1994. He was employed by Burlington as a merchandise manager from April 1986 to February 1988 and as a sales manager for finished goods from January 1985 to April 1986.

Mr. Blalock has been Executive Vice President of Manufacturing of the Company since March 1990. He was Plant Manager of the Company’s dyeing and finishing plant located in Society Hill, South Carolina from February 1988 to March 1990. Mr. Blalock was employed by Burlington in various line and staff positions from September 1972 to February 1988, including most recently as Plant Manager of the dyeing and finishing plant located in Society Hill from February 1987 to February 1988.

Mr. Ferro has been Chief Accounting Officer, Treasurer and Secretary of the Company since January 2001 and Vice President of the Company since December 2000. He was Corporate Controller from September 1998 to January 2001. Mr. Ferro was employed by Collins & Aikman Corporation in various accounting and financial capacities from February 1994 to September 1998 most recently as Corporate Controller. Prior to February 1994, Mr. Ferro was employed with Ernst & Young.

Mr. Rodino has been President of the Company’s Klopman International Group since the Company’s acquisition of the divisions and subsidiaries comprising the Klopman Group on January 29, 1998. Mr. Rodino was President of Klopman International from January 1993 to the Company’s acquisition of Klopman International. From April 1991 to January 1993, Mr. Rodino was General Manager of C.D.I. for Ring Denim Fabrics and M.C.M. for cotton fabrics for Leisurewear at the Imatessile Group. From June 1989 to April 1991, Mr. Rodino was Managing Director of Faema S.p.A. Between 1966 and 1989, Mr. Rodino held various sales and managerial positions at Klopman Mills and Klopman International in New York, Rome and London.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file certain reports (“Section 16 Reports”) with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company’s review of the Section 16 Reports furnished to the Company and written representations from certain reporting persons, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

The following table summarizes compensation paid by the Company during fiscal years 2000, 2001 and 2002 to the Company’s Chairman of the Board, President and Chief Executive Officer and its four other most highly compensated executive officers (together, the “Named Executive Officers”) for services rendered in all capacities to the Company and its subsidiaries. Pursuant to the Bankruptcy Code, the Debtors are authorized to conduct business in the ordinary course without prior authorization from the Bankruptcy Court, but are prohibited from, among other things, making post-petition payments on account of pre-petition claims without prior authorization. As such, certain of the compensation discussed herein may be affected, and may not be paid on a timely basis, if at all.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards			Payouts

Name And Principal Position	Fiscal Year	Salary($)	Bonus($)(1)	Other Annual Compen- sation ($)(2)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)		LTIP Payouts ($)	All Other Compen- sation ($)(3)

Arthur C. Wiener	2002	$700,008	$180,252	$84,261	—	—		—	$6,417
Chairman of the Board, President	2001	700,008	—	91,258	—	—		—	5,020
and Chief Executive Officer	2000	625,002	525,006	241,185	—	465,000	(4)	—	5,823

John J. Heldrich	2002	$500,000	$159,656	$—	—	—		—	$13,357
Executive Vice President, and Chief	2001	450,000	—	—	—	—		—	11,717
Executive Officer and President —	2000	450,000	337,500	101,250	—	55,000	(4,5)	—	12,594
Swift Denim Group

Robert McCormack	2002	$400,008	$120,752	$—	—	—		—	$6,650
Executive Vice President and	2001	400,008	—	—	—	—		—	5,501
President — Woven Division, Apparel	2000	362,505	300,006	90,002	—	87,000	(4,5)	—	6,185
Marketing Group

Charles A. Blalock	2002	$270,000	$82,371	$—	—	—		—	$6,250
Executive Vice President of	2001	263,336	—	—	—	—		—	5,023
Manufacturing	2000	247,506	140,630	42,189	—	63,100	(4,5)	—	5,817

Leonard F. Ferro	2002	$200,004	$60,585	$—	—	—		—	$5,966
Vice President, Chief	2001	194,106	—	—	—	—		—	4,962
Accounting Officer, Treasurer and	2000	165,170	33,750	10,125	—	5,000	(5)	—	5,637
Secretary

(1)
The amounts shown for fiscal year 2002 reflect stay bonuses paid to each of the named executive officers under an employee program authorized by the Bankruptcy Court. See “Key Employee Retention Program.” The amounts shown for fiscal year 2000 reflect cash bonuses accrued under the Company’s Incentive Bonus Plan.

(2)
The amounts shown for fiscal year 2000 include deferred compensation incentive awards granted under the Company’s Deferred Compensation Program, a non-qualified, unfunded plan established in fiscal year 1994 by the Company under which certain executives are awarded deferred compensation. The plan participants will only be vested in the current year award upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination for reasons other than violations of Company policies, theft or misappropriation of the Company’s assets or performance of any act which harms the Company, or upon permanent and total disability or death, whichever occurs first. In the event of retirement, involuntary termination for reasons other than as described above, or disability, any unpaid deferred awards will be vested and paid upon the completion of five years after the date of the award. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant’s estate or pay the award upon the completion of five years after the date of the award. The amounts shown for Mr. Wiener also reflect perquisites and personal benefits including, among other things: (i) for fiscal year 2002, an automobile allowance of $30,155 and income tax gross-ups on all personal benefits of $36,606; (ii) for fiscal year 2001, an automobile allowance of $26,842 and income tax gross-ups on all personal benefits of $41,416; and (iii) for fiscal year 2000, an automobile allowance of $22,828 and income tax gross-ups on all personal benefits of $37,853. In addition, the amount shown for Mr. Wiener in fiscal year 2000 includes a deferred compensation incentive award of $157,502. It is possible that, absent an appropriate Bankruptcy Court order, the Debtors would be prohibited from making post-petition payments for amounts earned pre-petition under the Deferred Compensation Plan. On or about March 26, 2002, the Bankruptcy Court entered an order authorizing, among other things, the Company to make all such payments.

(3)
Includes the Company’s contributions to its Savings and Profit Sharing Plan, a qualified defined contribution plan which covers all full time employees who have completed a certain minimum amount of service, and life insurance premiums paid by the Company with respect to term life insurance on the life of the named persons. Contributions to the Savings and Profit Sharing Plan (i) for fiscal year 2002 were as follows: Mr. Wiener — $5,277; Mr. Heldrich — $5,502; Mr. McCormack — $5,277; Mr. Blalock — $5,327; and Mr. Ferro — $5,277; (ii) for fiscal year 2001 were as follows: Mr. Wiener — $4,222; Mr. Heldrich — $4,223; Mr. McCormack — $4,222; Mr. Blalock — $4,181; and Mr. Ferro — $4,340; and (iii) for fiscal year 2000 were as follows: Mr. Wiener — $5,025; Mr. Heldrich — $5,100; Mr. McCormack — $5,025; Mr. Blalock — $5,025; Mr. Ferro — $5,107. Life insurance premiums paid by the Company with respect to term life insurance on the life of the named persons (a) for fiscal year 2002 were as follows: Mr. Wiener — $1,140; Mr. Heldrich — $1,797; Mr. McCormack — $1,373; Mr. Blalock — $923; and Mr. Ferro — $689; (b) for fiscal year 2001 were as follows: Mr. Wiener — $798; Mr. Heldrich — $1,436; Mr. McCormack — $1,280; Mr. Blalock — $842; and Mr. Ferro — $622; and (c) for fiscal year 2000 were as follows: Mr. Wiener — $798; Mr. Heldrich — $1,436; Mr. McCormack — $1,160; Mr. Blalock — $792; and Mr. Ferro — $530. The premium paid by the Company with respect to split-dollar life insurance on the life of Mr. Heldrich for (x) for fiscal year 2002 was $6,058; (y) for fiscal year 2001 was $6,058; and (z) fiscal year 2000 was $6,058.

(4)
Includes options to purchase shares of Common Stock pursuant to a program whereby holders of outstanding options with an exercise price equal to or in excess of $10.00 per share, cancelled all such options (the “Option Cancellation Program”) in exchange for a new grant of options in an amount equal to the same number of options cancelled (the “New Options”) with an exercise price of $4.1875 per share (the market value of the Company’s Common Stock on the date of such grants). The New Options will vest and become exercisable when the Company’s Common Stock equals or exceeds $12 per share for a 90 consecutive trading day period.

(5)
Includes options to purchase shares of Common Stock granted (i) under the Company’s Stock Option Plan in April 2000 at an exercise price of $2.00 per share. Such options vest at the rate of 33 1/3% of such options when the market price per share of the Common Stock equals or exceeds $6.00, $8.00 and $10.00.

Stock	Options, SARs, Performance Units

There were no options granted to the Named Executive Officers during fiscal years 2001 and 2002.

The following table sets forth information for each of the Named Executive Officers with respect to the aggregate stock options exercised during the fiscal year ended September 28, 2002, and stock options held as of September 28, 2002.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values

			Number Of Securities Underlying Unexercised Options At FY— End (#)	Value Of Unexercised In- The-Money Options At FY- End($)(1)
Name	Shares Acquired On Exercise(#)	Value Realized($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Arthur C. Wiener	—	—	66,700/465,000	$—/—
John J. Heldrich	—	—	— / 55,000	— / —
Robert McCormack	—	—	— / 87,000	— /—
Charles A. Blalock	—	—	— / 63,100	— / —
Leonard F. Ferro	—	—	— / 8,000	— /—

(1)	Based upon the closing price of the Common Stock of $0.04 per share on September 27, 2002, less the exercise price.

Retirement Plans

The Retirement Plan of Galey & Lord (the “Retirement Plan”) covers all full-time domestic employees with a hire date previous to December 31, 2001 who have met the eligibility requirements (excluding hourly paid employees of Swift Denim who are covered under separate plans). The Retirement Plan recognizes credited service with Burlington for membership eligibility and vesting purposes only.

Under the terms of the Retirement Plan (prior to its amendment effective April 1, 1992), employees contributed at the rate of 1.5% of the first $6,600 of compensation in a plan year and 3% of compensation in excess of $6,600, up to a compensation limit which was adjusted annually. The Company’s contributions, if any, were determined annually on an actuarial basis. An employee’s annual pension benefit payable at normal retirement date (the first day of the month following the month in which the employee’s 65th birthday occurs) was equal to one-half of the employee’s total contribution while a member of the Retirement Plan. Such benefit is payable in equal monthly installments for the life of the employee.

A reduced pension benefit is payable upon (i) early retirement at or after age 55, (ii) death, (iii) disability, (iv) termination of employment after completing five years of vesting service, or (v) termination due to lack of work. Employees are always vested in their contributions. The normal form of benefit payment is a straight life annuity for unmarried employees and a (reduced) joint and survivor annuity for those who are married. Benefits may also be received at the employee’s election in the form of a lump sum payment.

Effective as of April 1, 1992, the Retirement Plan was amended to provide that employee contributions are neither required nor permitted. Under the 1992 Amendment (the “1992 Amendment”), the amount of a participant’s annual retirement benefits (to be paid in monthly installments) equals the sum of (i) the accrued benefit determined under the formula described above as of March 31, 1992, and (ii) (a) 1% of a participant’s average annual compensation paid on and after April 1, 1992, plus (b) 0.5% of a participant’s average annual compensation in excess of his or her Social Security covered compensation, multiplied by his or her years of service completed after March 31, 1992 (not in excess of 35 years). The compensation described in (ii) above was limited to $170,000 in fiscal year 2001.

Effective as of January 1, 1999, the Retirement Plan and Swift Denim’s Defined Benefit Retirement Plan merged and the merged plan was amended to provide that a participant’s lump sum retirement benefit is equal to the participant’s average annual compensation for the highest five consecutive calendar years multiplied by the participant’s accumulated pension equity credits. Total pension equity credits are equal to the sum of (i) initial pension equity credits based on the actuarial present value of the benefit accrued as of December 31, 1998 under the plan prior to the amendment, and, (ii) pension equity credits earned for each year of service subsequent to January 1, 1999. At retirement, termination of employment, disability, or death, the participant can elect to receive benefits in a single lump sum or as an annuity (payable monthly).

Effective as of December 31, 2001, the Retirement Plan was frozen and no additional benefits will accrue after that date.

The estimated lump sum benefits payable at normal retirement age (assuming no increase in present salary levels) to the Named Executive Officers are as follows: Arthur C. Wiener — $437,249; John J. Heldrich — $191,990; Robert McCormack —$318,070; Charles A. Blalock — $278,168; and Leonard F. Ferro — $76,847. Actuarially equivalent annual annuity benefits will be determined at normal retirement age based on the actuarial factors in effect at that time as prescribed in the plan document and the Internal Revenue Code.

As stated above, it is possible that, absent an appropriate Bankruptcy Court order, the Debtors would be prohibited from making post-petition payments for amounts earned pre-petition under any retirement plans. The Bankruptcy Court has entered an order authorizing, among other things, the Company to make all such payments.

Supplemental Executive Retirement Plan

Effective beginning for fiscal year 1994 and for all years thereafter, the Company established a non-qualified, unfunded supplementary retirement plan under which the Company will pay supplemental pension benefits to key executives. The plan is intended to supplement retirement benefits received under the Retirement Plan and from Social Security. The amounts set forth in the table below represent total annual pension benefits received under the Supplemental Executive Retirement Plan, the Retirement Plan and Social Security which are payable monthly upon retirement at age 65 or older for the participant’s lifetime. The pension benefits payable under the Supplemental Executive Retirement Plan are based on a straight life annuity and are reduced for both Social Security benefits and the annual benefit payable from the Retirement Plan determined as if additional benefits accrue thereunder after December 31, 2002. A discount of five percent per year is applied for retirement before age 65.

Pension Plan Table

Average of Final Five Consecutive	Years of Service
Years of Compensation	5	10	15	20	25	30
$200,000	$17,500	$35,000	$52,500	$70,000	$87,500	$105,000
250,000	21,875	43,750	65,625	87,500	109,375	131,250
300,000	26,250	52,500	78,750	105,000	131,250	157,500
350,000	30,625	61,250	91,875	122,500	153,125	183,750
400,000	35,000	70,000	105,000	140,000	175,000	210,000
450,000	39,375	78,750	118,125	157,500	196,875	236,250
500,000	43,750	87,500	131,250	175,000	218,750	262,500
550,000	48,125	96,250	144,375	192,500	240,625	288,750
600,000	52,500	105,000	157,500	210,000	262,500	315,000
650,000	56,875	113,750	170,625	227,500	284,375	341,250

700,000	61,250	122,500	183,750	245,000	306,250	367,500
750,000	65,625	131,250	196,875	262,500	328,125	393,750
800,000	70,000	140,000	210,000	280,000	350,000	420,000
850,000	74,375	148,750	223,125	297,500	371,875	446,250
900,000	78,750	157,500	236,250	315,000	393,750	472,500
950,000	83,125	166,250	249,375	332,500	415,625	498,750
1,000,000	87,500	175,000	262,500	350,000	437,500	525,000
1,050,000	91,875	183,750	275,625	367,500	459,375	551,250
1,100,000	96,250	192,500	288,750	385,000	481,250	577,500
1,150,000	100,625	201,250	301,875	402,500	503,125	603,750
1,200,000	105,000	210,000	315,000	420,000	525,000	630,000

The average of the final five consecutive years of compensation includes the participant’s salary and bonus. The Named Executive Officers have each been credited with approximately fourteen years of service, except Mr. Heldrich and Mr. Ferro, who have each been credited with approximately four years of service. The net pension cost for fiscal year 2002 was $603,920 for approximately 39 employees participating in the Supplemental Executive Retirement Plan.

It is possible that, absent an appropriate Bankruptcy Court order, the Debtors would be prohibited from making post-petition payments for amounts earned pre-petition under the Supplemental Executive Retirement Plan. The Bankruptcy Court has entered an order authorizing, among other things, the Company to make all such payments.

Severance Plan

Under the Company’s pre-petition Severance Plan, the Company makes payroll severance payments and vacation severance payments to eligible full-time salaried employees who are involuntarily terminated from the Company. The right to receive payroll severance benefits does not vest until termination of employment, as determined by eligibility and benefit schedules in effect on the date of termination, which may be changed by the Company at any time. Vacation severance payments are based upon a person’s length of continuous employment with the Company, less vacation taken during the calendar year. Under the Company’s Severance Plan, as currently in effect, if a Company facility is sold as an ongoing business, an employee of such facility remaining employed by the Company until the effective date of such sale is eligible for severance benefits if such employee (i) is not offered employment by the purchaser or successor employer or (ii) refuses an offer of employment in a less than comparable position or for less than a substantially equivalent base salary. Employees who continue to be employed by the successor entity are not eligible for severance benefits.

As stated above, it is possible that, absent an appropriate Bankruptcy Court order, the Debtors would be prohibited from making post-petition payments for amounts earned pre-petition under any Severance Plan. The Bankruptcy Court has entered an order authorizing, among other things, the Company to make all such payments. In addition, the Bankruptcy Court has entered an order (the “Severance Plan Order”) authorizing enhanced severance plans for certain employees, including the Named Executive Officers. See ““Key Employee Retention Program.”

Employment Agreements

Effective as of October 1, 2000, the Company entered into a three-year employment agreement with each of Messrs. Wiener, Heldrich and McCormack, and a two-year employment agreement with each of Messrs. Blalock and Ferro (collectively, the “Executive Employment Agreements”). Each Executive Employment Agreement provides that Messrs. Wiener, Heldrich, McCormack, Blalock and Ferro will be employed at an initial annual base salary of $700,000, $450,000, $400,000, $250,000 and $176,400, respectively, subject to review and increase at the discretion of the Board of Directors. Each Executive Employment Agreement is automatically extended for an additional one-year period on each October 1 unless either the Company or the Executive notifies the other no later than 30 days prior to each October 1 of its or his desire not to extend the term. Each Executive Employment Agreement also contains a confidentiality provision, a noncompetition provision which prohibits the Executive from competing with the Company during the term of the agreement without first obtaining the Company’s consent, a nonsolicitation provision which prohibits the Executive from soliciting any employees of the Company, and a nondisparagement provision. Additionally, each Executive Employment Agreement provides that, in the event the Company terminates the Executive without Cause (as defined in the agreement) or the Executive terminates his employment for Good Reason (as defined in the agreement) prior to the expiration of the agreement, the Company is obligated to pay to such Executive (i) the accrued value for the Executive under the Supplemental Executive Retirement Plan through the end of the term of such Executive Employment Agreement and (ii) severance in an amount equal to the greater of (a) the benefit provided under the Company’s Severance Policy or (b) continuation of salary and bonus through the end of the term of such Executive Employment Agreement. In addition, all unvested options held by such Executive will immediately vest and be exercisable in accordance with such option agreement or plan, as the case may be, and the Company will provide the Executive with subsidized benefits (under the Company’s welfare and benefits plan) for the remaining term of the agreement or until the Executive commences new employment and receives substantially similar benefits.

Furthermore, each Executive Employment Agreement provides that Messrs. Wiener, Heldrich, McCormack, Blalock and Ferro are entitled to participate in the Company’s Incentive Bonus Plan and Stock Option Plan. In addition, each Executive will participate in the Company’s Supplemental Executive Retirement Plan and the Company will provide each Executive with deferred compensation through its unfunded Deferred Compensation Plan.

Under the Bankruptcy Code, all executory contracts, including the Executive Employment Agreements, are subject to assumption or rejection. The Company and the Named Executive Officers are currently honoring all obligations under such Executive Employment Agreements pending such assumption or rejection. In addition, pursuant to the Severance Plan Order, the Company’s severance obligations under the Executive Employment Agreements have been superceded and replaced by the enhanced severance described below. See “Key Employee Retention Program” below.

Compensation of Directors

Pursuant to the Company’s Restricted Stock Plan and Stock Option Plan as in effect for fiscal year 2002, each director of the Company who is not an employee of the Company receives an annual director’s fee in cash in the amount of $20,000 plus $5,000 for each meeting attended by such director. In addition, each non-employee director receives $1,000 for each Board committee meeting attended (other than for a Board committee meeting held on the same date as a meeting of the Board of Directors). For fiscal year 2002, Messrs. Gillease, Jacobs, Mapel and Sherrill each received director’s fees of $45,000 and Mr. Valdez received director’s fees of $40,000.

Key Employee Retention Program

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs (the “KERP”) for the Debtors. These programs include:

•
Stay Bonus and Emergence Plans – These plans provide for payments totaling $5.2 million for 62 employees including executive officers. Payments under the Stay Bonus Plan are in four equal payments beginning in August 2002 and ending the later of June 2003 or upon emergence. The Emergence Plan provides for a single payment upon emergence.

•	Enhanced Severance Program – Pursuant to this program, certain employees, including executive officers, are entitled to “enhanced” severance payments under certain terms and conditions.

•
Discretionary Transition Payment Plan – This plan allows the Debtors to offer incentives to certain employees during a transition period at the end of which such employees would be terminated, in the event such incentives become necessary (the Debtors have no current plans to significantly reduce headcount).

•
Discretionary Retention Pool – This plan provides the Company’s Chief Executive Officer discretionary authority to offer incentives to employees (including new employees) not otherwise participating in other portions of the plan.

•
Performance Incentive Plan – The Debtors are negotiating with their senior lenders and their unsecured creditors committee a proposed performance incentive plan,pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved.

As part of the KERP, each of the Named Executive Officers are or may become entitled to receive certain payments. Specifically, under certain terms and conditions as identified in the KERP, the Named Executive Officers are or may become entitled to receive the following additional compensation:

Named Executive Officer	Emergence Plan	Stay Bonus Plan (1)	Enhanced Severance (2)
Arthur C. Wiener	$493,008	$721,008	36 Months’ Salary
John J. Heldrich	—	$638,625	24 Months’ Salary
Robert McCormack	—	$483,010	24 Months’ Salary
Charles A. Blalock	—	$329,483	24 Months’ Salary
Leonard F. Ferro	—	$242,338	24 Month’ Salary

(1)
In accordance with the terms of the KERP, the Stay Bonus amounts are payable in four equal payments, one of which was paid on August 15, 2002 and is reflected in the Summary Compensation Table. The remaining three payments are scheduled to be paid on February 15, 2003, June 1, 2003 and upon the Company’s Emergence from bankruptcy protection.

(2)
The amount of severance a Named Executive Officer who is terminated without cause might become entitled to would be determined solely based on base compensation and not upon any bonuses paid or to be paid under the KERP. Further, all Emergence Plan payments, Stay Bonus Plan payments, and Performance Incentive Plan Payments (if such a Plan is created) that are made would be credited against any Enhanced Severance Plan payments a Named Executive Officer might become entitled to.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 13, 2002 regarding the ownership of Common Stock of the Company by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table contained herein, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership	% of Class

Citicorp Venture Capital, Ltd. (“CVC”) 399 Park Avenue New York, New York 10043	None	5,616,102(1)	46.8%

Dimensional Fund Advisors, Inc. 1099 Ocean Avenue, 11th Floor Santa Monica, California 90401	None	1,029,100(2)	8.6%

Arthur C. Wiener 980 Avenue of the Americas New York, New York 10018	Chairman of the Board, President and Chief Executive Officer	666,100(3)	5.5%

Paul G. Gillease	Director	47,070(4)	*

Howard S. Jacobs	Director	36,877(5)	*

William M. R. Mapel	Director	40,277(6)	*

Stephen C. Sherrill	Director	160,225(7)	1.3%

Jose de Jesus Valdez	Director	10,242(8)	*

John J. Heldrich	Executive Vice President, and Chief Executive Officer and President — Swift Denim Group	26,700	*

Robert McCormack	Executive Vice President and President — Woven Division, Apparel Marketing Group	-0-	*

Charles A. Blalock	Executive Vice President of Manufacturing	2,025(9)	*

Leonard F. Ferro	Vice President, Chief Accounting Officer, Treasurer and Secretary	1,600	*

All directors and executive officers as a group (10 persons)		985,116(10)	8.1%

*	Less than one percent (1%).

(1)	Based upon information contained in a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC on October 12, 1999 by CVC.
(2)
Based upon information contained in a Schedule 13G/A filed with the SEC on February 12, 2002 (the “Schedule 13G”) by Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under the Investment Advisers Act of 1940. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other investment vehicles, including commingled trust groups. (such investments companies and investment vehicles are collectively referred to herein as the “Portfolios”). Dimensional possesses both voting and investment power over the shares that are owned by the Portfolios. All the shares are owned by the Portfolios and Dimensional disclaims beneficial ownership of the shares.

(3)
Includes (i) 8,000 shares held by the Wiener Foundation, a not-for-profit corporation controlled by Mr. Wiener and his immediate family members, and (ii) 66,700 shares subject to currently exercisable stock options.

(4)	Includes (i) 6,000 shares subject to currently exercisable stock options, and (ii) 39,713 shares issued under and subject to the Restricted Stock Plan.
(5)	Includes (i) 6,000 shares subject to currently exercisable stock options, and (ii) 21,877 shares issued under and subject to the Restricted Stock Plan.
(6)	Includes (i) 6,000 shares subject to currently exercisable stock options, and (ii) 21,877 shares issued under and subject to the Restricted Stock Plan.
(7)	Includes (i) 11,000 shares subject to currently exercisable stock options, and (ii) 39,713 shares issued under and subject to the Restricted Stock Plan.
(8)	Includes 10,242 shares issued under and subject to the Restricted Stock Plan.
(9)	Includes 2,025 shares held by Mr. Blalock’s wife.
(10)	Includes (i) 95,700 shares subject to currently exercisable stock options, and (ii) 133,422 shares issued under and subject to the Restricted Stock Plan.

Equity Compensation Plan Information

The following table provides information, as of September 28, 2002, with respect to all of the Company’s compensation plans under which Common Stock of the Company is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	919,049	$4.55	415,351
Equity compensation plans not approved by security holders	—	—	—

Total	919,049	$4.55	415,351

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The law firm of Katten Muchin Zavis Rosenman, New York, New York, of which Howard S. Jacobs, a director of the Company, is a member, has acted as counsel to the Company since March 1994. Legal fees for services rendered by Katten Muchin Zavis Rosenman to the Company during the fiscal year ended September 28, 2002 did not exceed 5% of the revenues of such firm for its most recent fiscal year.

ITEM 14.    CONTROLS AND PROCEDURES

Based on a recent evaluation, which was performed within 90 days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective in timely alerting them to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in periodic reports filed under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to September 28, 2002.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The following financial statements of Galey & Lord, Inc. are included under Item 8 of this Report:

Report of Independent Auditors.

Consolidated Balance Sheets as of September 28, 2002 and September 29, 2001.

Consolidated Statements of Operations for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000.

Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000.

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

The following schedule is filed as a part of this Item 15:

Schedule II—Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable or are not required or because the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

(b)  1.  Reports on Form 8-K Filed During the Last Quarter.

The Registrant filed a Form 8-K on September 27, 2002 to report that as permitted under the terms of the final DIP financing agreement, the Company had exercised its right to permanently reduce the Total Commitment (as defined in the DIP Agreement) under the DIP Agreement from $100 million to $75 million, effective September 24, 2002.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.
3.1 –	Form of Restated Certificate of Incorporation of the Company.(1)

3.2 –	Form of Amended and Restated Bylaws of the Company.(1)

4.1 –	Form of Common Stock Certificate.(1)

10.1 –	Form of Registration Rights Agreement, by and among the Company, Arthur C. Wiener, Burlington and Citicorp Venture Capital, Ltd. (“CVC”).(1)

10.2 –	Amended and Restated 1989 Stock Option Plan of the Company. (1)*

10.3 –	Agreement, dated February 11, 1991, between Burlington and Industries.(1)

10.4 –	Service Agreement, dated as of March 2, 1991, between Burlington and Industries.(1)

10.5 –	Form of Voting Agreement, by and among the Company, Arthur C. Wiener and CVC.(1)

10.6 –	The Retirement Plan of Galey & Lord, Inc.(1)*

10.7 –	The Retirement Plan of Galey & Lord Industries, Inc. as Amended and Restated Effective April 1, 1992.(2)*

10.8 –	The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. as Amended and Restated April 1, 1992.(2)*

10.9 –	Form of Purchase Agreement dated as of March 29, 1994 between Burlington and Industries.(3)

10.10 –	Assumption Agreement dated as of April 29, 1994 between Burlington and Industries.(3)

10.11 –	Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated August 25, 1994.(4)*

10.12 –	Second Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated April 27, 1994.(5)*

10.13 –	Loan Agreement dated as of May 1, 1994 between South Carolina Jobs – Economic Development Authority and Industries.(5)

10.14 –	Reimbursement and Security Agreement dated as of May 1, 1994 between Industries and Wachovia.(5)

10.15 –	Guaranty Agreement dated as of May 1, 1994 from the Company to Wachovia.(5)

10.16 –	The Supplemental Executive Retirement Plan of Galey & Lord Industries, Inc.(5)*

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.
10.17 –	The Deferred Compensation Plan of Galey & Lord Industries, Inc.(5)*

10.18 –	First Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 27, 1994.(6)*

10.19 –	Second Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 25, 1995.(7)*

10.20 –	Fourth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated April 25, 1995.(7)*

10.21 –	Letter of Intent dated September 22, 1995 between the Company and Triarc Companies, Inc. (8)

10.22 –	Fifth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated August 29, 1995.(10)*

10.23 –	Asset Purchase Agreement, dated as of May 20, 1996, among the Company, Industries, Farah Incorporated, Farah U.S.A., Inc. and Dimmit (excluding Schedules and Exhibits).(11)

10.24 –
Amended and Restated Credit Agreement dated as of June 4, 1996 between Industries, the Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender, and the other lender’s party thereto.(12)

10.25 –	Third Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated June 7, 1996.(13)*

10.26 –	Sixth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated June 7, 1996. (13)*

10.27 –	Seventh Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated September 30, 1996. (13)*

10.28 –	Amended and Restated Reimbursement and Security Agreement, dated as of June 4, 1996, among Galey & Lord Industries, Inc., Galey & Lord, Inc. and Wachovia Bank of North Carolina, N.A.(14)

10.29 –	Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated February 7, 1995.(15)*

10.30 –	Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated February 11, 1997.(15)*

10.31 –	1996 Restricted Stock Plan of the Company.(16)*

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.
10.32 –
First Amendment to the Amended and Restated Credit Agreement dated May 13, 1997 between Galey & Lord Industries, Inc., the Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender.(16)

10.33 –	Agreement, dated October 27, 1997, between Polymer Group, Inc. (“Polymer”), DT Acquisition, Inc. (“DTA”) and the Company.(17)

10.34 –	Amendment to the Agreement between Polymer, DTA and the Company, dated November 16, 1997.(17)

10.35 –	Operating Agreement, dated December 19, 1997, between Polymer, DTA and the Company. (17)

10.36 –	Senior Subordinated Credit Agreement dated as of December 19, 1997 among Industries, the Company and First Union Corporation, as agent and lender.(17)

10.37 –	Master Separation Agreement, dated January 29, 1998, among the Company, Polymer, DTA, Dominion Textile, Inc. (“Dominion”) and certain other parties thereto.(18)

10.38 –
Credit Agreement dated as of January 29, 1998 among the Company, Industries, G&L Service Company, Swift Textiles Inc. (“Textiles”), Swift Denim Services Inc. (“Denim”) and First Union National Bank, as agent and lender, and the other lenders’ party thereto. (18)

10.39 –	Security Agreement dated as of January 29, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as collateral agent. (18)

10.40 –	Pledge Agreement dated as of January 29, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as collateral agent. (18)

10.41 –	Foreign Subsidiary Pledge Agreement dated as of January 29, 1998, among the Company, certain of its subsidiaries party thereto and First Union National Bank, as collateral agent. (18)

10.42 –	First Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among Industries, the Company and First Union Corporation, as agent and lender. (18)

10.43 –
Second Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among the Company, Industries, G&L Service Company, Textiles, Denim and First Union Corporation, as agent and lender. (18)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.
10.44 –
Waiver, Release and First Amendment to the Credit Agreement dated March 19, 1998 among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as agent and lender.(19)

10.45 –
Second Amendment to the Credit Agreement dated March 27, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as agent and lender, and the other lenders’ party thereto.(19)

10.46 –	Indenture, dated as of February 24, 1998 among the Company, Industries, G&L Service Company, Textiles, Denim and Suntrust Bank, Atlanta.(20)

10.47 –	Note Purchase Agreement, dated February 19, 1998 among the Company, Industries, G&L Service Company, Textiles, Denim and First Union Capital Markets, a division of Wheat First Securities, Inc. (20)

10.48 –	Form of Initial Global Note.(20)

10.49 –	Form of Initial Certificated Note.(20)

10.50 –
Registration Rights Agreement, dated February 24, 1998, by and among the Company, Industries, G&L Service Company, Textiles, Denim and First Union Capital Markets, a division of Wheat First Securities, Inc.(21)

10.51 –
Third Amendment, Consent and Release, to the Credit Agreement dated September 15, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as agent and lender, and the other lenders’ party thereto.(24)

10.52 –
Fourth Amendment to the Credit Agreement dated December 23, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as agent and lender, and the other lenders’ party thereto.(24)

10.53 –	Agreement dated April 29, 1996, between Dominion and John J. Heldrich. (24)*

10.54 –	Galey & Lord, Inc. 1999 Stock Option Plan.(22)*

10.55 –
Fifth Amendment to the Credit Agreement dated July 3, 1999 among the Company, Industries, G&L Service Company, Textiles, Denim, Galey & Lord Properties, Inc. (“G&L Properties”), Swift Denim Properties, Inc. (“Swift Properties”) and First Union National Bank, as agent and lender, and the other lenders’ thereto.(23)

10.56 –	Amended and Restated Retirement Plan for Employees of Galey & Lord, Inc.(25)*

10.57 –	Amended and Restated Galey & Lord Retirement Savings Plan (401(k)).(25)*

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.
10.58 –	Form of Supplemental Indenture.(26)

10.59 –
Sixth Amendment to the Credit Agreement dated September 7, 2000 among the Company, Industries, G&L Service Company, Textiles, Denim, G&L Properties, Swift Properties and First Union National Bank, as agent and lender, and the other lenders’ thereto. (27)

10.60 –	Employment Agreement between the Company and Arthur C. Wiener. (27)*

10.61 –	Employment Agreement between the Company and John J. Heldrich, Jr. (27)*

10.62 –	Employment Agreement between the Company and Robert McCormack. (27)*

10.63 –	Employment Agreement between the Company and Charles A. Blalock. (27)*

10.64 –	1996 Restricted Stock Plan (as amended). (28)*

10.65 –	Amendment to 1999 Stock Option Plan of Galey & Lord, Inc. (28)*

10.66 –	Loan Agreement by and between Congress Financial Corporation (Canada), as Lender, and Drummondville Services Inc./Les Services Drummondville Inc., as borrower, dated as of February 13, 2001. (28)

10.67 –	Amended and Restated Supplemental Executive Retirement Plan of Galey & Lord, Inc. (28)*

10.68 –
Seventh Amendment and Consent to the Credit Agreement dated March 30, 2001 among the Company, Industries, G&L Service Company, Textiles, Denim, G&L Properties, Swift Properties and First Union National Bank, as agent and lender, and the other lenders’ party thereto. (29)

10.69 –
Eighth Amendment and Consent to the Credit Agreement dated August 9, 2001 among the Company, Industries, G&L Service Company, Textiles, Denim, G&L Properties, Swift Properties and First Union National Bank, as agent and lender, and the other lenders’ party thereto. (29)

10.70 –	Employment Agreement between the Company and Leonard F. Ferro. (29)*

10.71 –	First Amendment to the Retirement Plan for Employees of Galey & Lord, Inc., as amended and restated. (29)*

10.72 –	First Amendment to the Supplemental Executive Retirement Plan of Galey & Lord, Inc., as amended and restated. (29)*

10.73 –
Ninth Amendment and Consent to the Credit Agreement dated January 24, 2002 among the Company, G&L Industries, Inc., the other Domestic Subsidiaries of the Company and First Union National Bank, as agent and lender, and the other lenders’ party thereto. (30)

10.74 –	Ernst & Young LLP Preferability Letter (30)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No
10.75 –
Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc. (the Company”), a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company’s direct and indirect domestic subsidiaries, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the “Banks”) and First Union National Bank, as Agent for the Banks.(31)

10.76 –
Security and Pledge Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-i-possession under Chapter 11 of the Bankruptcy Code, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the “Banks”) and First Union National Bank, as Agent for the Banks.(31)

10.77 –
First Amendment, dated as of March 13, 2002, to the Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the “Banks”) and First Union National Bank, as Agent for the Banks.(31)

10.78 –
Second Amendment, dated as of March 22, 2002, to the Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the “Banks”) and First Union National Bank, as Agent for the Banks.(31)

10.79 –	First Amendment to the Galey & Lord Retirement Savings Plan (401(k)), as Amended and Restated.(32) *

10.80 –	Second Amendment to the Galey & Lord Retirement Savings Plan (401(k)), as Amended and Restated.*

10.81 –	IRS Requested Amendment to the Retirement Plan for Employees of Galey & Lord, Inc., as Amended and Restated.*

21 –	Subsidiaries of the Company.(24)

23.1 –	Consent of Ernst & Young LLP.

99.1 –	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 –	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.
(1)
Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-45895) which was declared effective by the Securities and Exchange Commission on April 30, 1992 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1993 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 1994 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (File No. 33-52248) dated August 25, 1994 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 1994 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1994 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 1995 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s Form 8-K dated September 22, 1995 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 1996 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1996 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 1996 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 1997 and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1997 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Form 8-K dated December 19, 1997 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company’s Form 8-K dated January 29, 1998 and incorporated herein by reference.

(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1998 and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.
(20)	Filed as an Exhibit to the Company’s Form 8-K dated February 24, 1998 and incorporated herein by reference.

(21)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-49503) dated April 22, 1998 and incorporated herein by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-78809) dated May 19, 1999 and incorporated herein by reference.

(23)	Filed as an Exhibit to the Company’s Form 8-K dated July 13, 1999 and incorporated herein by reference.

(24)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended October 3, 1998 and incorporated herein by reference.

(25)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2000 and incorporated herein by reference.

(26)	Filed as an Exhibit to the Company’s Form 8-K dated June 1, 2000 and incorporated herein by reference.

(27)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference.

(28)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

(29)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended September 29, 2001 and incorporated herein by reference.

(30)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2001 and incorporated herein by reference.

(31)	Filed as an Exhibit to the Company’s Form 8-K dated April 4, 2002 and incorporated herein by reference.

(32)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement identified pursuant to item 14(a)3 of this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GALEY & LORD, INC.

(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- Describe(1)	Balance at End of Period

YEAR ENDED SEPTEMBER 28, 2002

Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts, discounts, returns and allowances	$6,263	$475	$190	$1,163	$5,765

Totals	$6,263	$475	$190	$1,163	$5,765

YEAR ENDED SEPTEMBER 29, 2001

Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts, discounts, returns and allowances	$6,911	$(616)	$69	$101	$6,263

Totals	$6,911	$(616)	$69	$101	$6,263

YEAR ENDED SEPTEMBER 30, 2000

Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts, discounts, returns and allowances	$6,531	$1,292	$(524)	$388	$6,911

Totals	$6,531	$1,292	$(524)	$388	$6,911

(1) Uncollectible accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALEY & LORD, INC.

December 20, 2002	/s/ Arthur C. Wiener
Date	Arthur C. Wiener Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/ Arthur C. Wiener Arthur C. Wiener	Chairman of the Board and President (Principal Executive Officer)	December 20, 2002

/s/ Leonard F. Ferro Leonard F. Ferro	Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)	December 20, 2002

/s/ Paul G. Gillease Paul G. Gillease	Director	December 20, 2002

/s/ Stephen C. Sherrill Stephen C. Sherrill	Director	December 20, 2002

/s/ Howard S. Jacobs Howard S. Jacobs	Director	December 20, 2002

/s/ Jose de Jesus Valdez Jose de Jesus Valdez	Director	December 20, 2002

/s/ William M.R. Mapel William M.R. Mapel	Director	December 20, 2002

CERTIFICATIONS

I, Arthur C. Wiener, certify that:

1.)	I have reviewed this annual report on Form 10-K of Galey & Lord, Inc.;
2.)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;
5.)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.)
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 20, 2002	/s/ Arthur C. Wiener
Date	Arthur C. Wiener
Chairman of the Board and President

CERTIFICATIONS

I, Leonard F. Ferro, certify that:

1.)	I have reviewed this annual report on Form 10-K of Galey & Lord, Inc.;
2.)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;
5.)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.)
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 20, 2002	/s/ Leonard F. Ferro
Date	Leonard F. Ferro
Vice President and Chief Accounting Officer