Form 10-Q
period 2002-12-28
GALEY & LORD INC
filed 2003-02-11
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

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

212/465-3000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Common Stock, $.01 Par Value—11,996,965 shares as of February 7, 2003.

INDEX

GALEY & LORD, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

ASSETS	December 28, 2002 (Unaudited)	December 29, 2001 (Unaudited)	September 28, 2002 *
Current assets:
Cash and cash equivalents	$46,743	$6,497	$39,375
Trade accounts receivable	107,984	106,451	138,554
Sundry notes and accounts receivable	7,158	4,533	5,313
Inventories	163,726	190,109	144,010
Income taxes receivable	2,925	2,509	2,784
Prepaid expenses and other current assets	5,236	4,127	5,788

Total current assets	333,772	314,226	335,824
Property, plant and equipment, at cost	434,915	437,755	426,623
Less accumulated depreciation and amortization	(195,625)	(185,394)	(186,734)

	239,290	252,361	239,889
Investments in and advances to associated companies	36,275	41,310	38,902
Deferred charges, net	3,441	11,222	4,362
Other non-current assets	1,254	1,425	1,284
Intangibles, net	113,789	113,840	113,796

	$727,821	$734,384	$734,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Long-term debt—current	$304,735	$4,657	$310,474
Trade accounts payable	28,855	40,370	32,825
Accrued salaries and employee benefits	34,400	19,081	36,043
Accrued liabilities	31,959	36,048	30,973
Income taxes payable	4,659	6,254	3,815

Total current liabilities	404,608	106,410	414,130
Long-term liabilities:
Long-term debt	23,474	632,532	24,235
Other long-term liabilities	12,464	13,055	12,187

Total long-term liabilities	35,938	645,587	36,422
Deferred income taxes	3,577	3,118	3,609

Total liabilities not subject to compromise	444,123	755,115	454,161
Liabilities subject to compromise	328,029	—	327,752
Stockholders’ equity (deficit):
Common stock	124	124	124
Contributed capital in excess of par value	41,957	41,149	41,954
Retained Earnings (Accumulated deficit)	(67,277)	(42,842)	(66,973)
Treasury stock, at cost	(2,247)	(2,247)	(2,247)
Accumulated other comprehensive income (loss)	(16,888)	(16,915)	(20,714)

Total stockholders’ equity (deficit)	(44,331)	(20,731)	(47,856)

	$727,821	$734,384	$734,057

*	Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended
	December 28, 2002	December 29, 2001
Net sales	$143,365	$136,446
Cost of sales	129,099	124,880

Gross profit	14,266	11,566
Selling, general and administrative expenses	7,357	8,688
Amortization of intangibles	7	816
Impairment of fixed assets	—	192
Plant closing costs	(385)	(1,338)
Net gain on benefit plan curtailments	—	(3,375)

Operating income	7,287	6,583
Interest expense (contractual interest of $12,504 for the three months ended December 28, 2002)	5,660	13,200
Equity in (income) loss from associated companies	(2,544)	(2,326)

Income (loss) before reorganization items and income taxes	4,171	(4,291)
Reorganization items	3,366	—
Income tax expense (benefit):
Current	1,141	827
Deferred	(32)	115

Net loss	$(304)	$(5,233)

Net loss per common share:
Basic:
Average common shares outstanding	11,997	11,997
Net loss per common share—Basic	$(0.03)	$(0.44)

Diluted:
Average common shares outstanding	11,997	11,997
Net loss per common share—Diluted	$(0.03)	$(0.44)

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	December 28, 2002	December 29, 2001
Cash flows from operating activities:
Net income (loss)	$(304)	$(5,233)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	7,360	7,495
Amortization of intangible assets	7	816
Amortization of deferred charges	922	852
Deferred income taxes	(32)	115
Non-cash compensation	3	271
(Gain)/loss on disposals of property, plant and equipment	258	26
Undistributed income from associated companies	(2,544)	(2,326)
Impairment of fixed assets	—	192
Net gain on benefit plan curtailments	—	(3,375)
Other	(23)	23
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable—net	32,116	38,036
(Increase)/decrease in sundry notes & accounts receivable	(1,679)	122
(Increase)/decrease in inventories	(17,967)	(24,131)
(Increase)/decrease in prepaid expenses and other current assets	671	156
(Increase)/decrease in other non-current assets	44	74
(Decrease)/increase in accounts payable—trade	(5,043)	(12,669)
(Decrease)/increase in accrued liabilities	(272)	1,516
(Decrease)/increase in income taxes payable	106	1,130
(Decrease)/increase in other long-term liabilities	(249)	(141)
(Decrease)/increase in plant closing costs	(536)	(5,067)

Net cash provided by (used in) operating activities	12,838	(2,118)
Cash flows from investing activities:
Property, plant and equipment expenditures	(3,296)	(2,271)
Proceeds from sale of property, plant and equipment	55	4,218
Distributions received from associated companies	5,171	—
Other	—	(282)

Net cash provided by (used in) investing activities	1,930	1,665
Cash flows from financing activities:
Increase/(decrease) in revolving line of credit	(3,092)	193
Principal payments on long-term debt	(6,989)	(2,287)
Issuance of long-term debt	2,465	—

Net cash provided by (used in) financing activities	(7,616)	(2,094)
Effect of exchange rate changes on cash and cash equivalents	216	(113)

Net increase/(decrease) in cash and cash equivalents	7,368	(2,660)
Cash and cash equivalents at beginning of period	39,375	9,157

Cash and cash equivalents at end of period	$46,743	$6,497

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

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

The DIP Financing Agreement contains covenants restricting the Company and the Debtor subsidiaries from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At December 28, 2002, the Company was in compliance with the covenants of the DIP Financing Agreement.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

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

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered two orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002 and December 11, 2002, the Bankruptcy Court extended this deadline up through and including April 16, 2003. The Debtors are in the process of reviewing their remaining executory contracts to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The Bankruptcy Court established October 1, 2002 as the “bar date” as of which all claimants are required to submit and characterize claims against the Debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Company. The ultimate amount of the claims allowed by the Court against the Company could be significantly different than the amount of the liabilities recorded by the Company.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. As of the date hereof, the Bankruptcy Court had entered three orders collectively extending the Debtors’ exclusive right to file a plan through and including March 31, 2003, and extending the Debtors’ exclusive right to solicit acceptances of such plan through and including June 2, 2003. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

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

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved Plan and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of December 28, 2002 are identified below (in thousands):

9 1 / 8 % Senior Subordinated Notes	$300,000
Interest accrued on above debt	12,775
Accounts payable	11,464
Liability for rejected leases	2,165
Other accrued expenses	1,625

$328,029

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $3.4 million associated with the Chapter 11 Filings for the three months ended December 28, 2002, respectively. Of these charges, $1.8 million were for fees payable to professionals retained to assist with the Chapter 11 Filings and $1.6 million were related to incentive and retention programs.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE B—Adoption of New Accounting Standard

Effective as of the beginning of the Company’s fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives (collectively, the “Intangible Assets”). Instead these assets must be tested at least annually for impairment. In the year of adoption, FAS 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the Intangible Assets carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of Intangible Assets exists, a second transitional test is required to determine the amount of impairment.

For purposes of Intangible Assets impairment testing, FAS 142 requires that goodwill be assigned to one or more reporting units. The Company has assigned goodwill to the Swift Denim and Galey & Lord Apparel reporting units. In addition to goodwill, Swift Denim also owns several trademarks whose useful lives are considered to be indefinite.

The Company, with the assistance of an outside consultant, completed the initial transitional assessment of its reporting units in the first quarter of fiscal 2003 and has determined that potential impairment of Intangible Assets exists in both reporting units. The Company expects to complete the second portion of the transitional test in the second quarter of fiscal 2003, which could result in an impairment writedown up to the remaining net book value of $111 million. Any impairment writedown resulting from the transitional testing will be reported as a cumulative effect of a change in accounting principle, retroactive to the first day of fiscal 2003. In future years, an impairment review of Intangible Assets will be conducted at least annually, and any impairment charges that are required to be recorded would be charged to operating income.

In addition, upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests. However, equity method goodwill will continue to be reviewed in accordance with APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” The Company believes that no impairment of the equity method goodwill existed at December 28, 2002.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE B—Adoption of New Accounting Standard (Continued)

In accordance with FAS 142, prior period amounts were not restated. The following table adjusts the reported net loss for the three months ended December 29, 2001 and the loss per share amounts to exclude the amortization of Intangible Assets (in thousands, except per share data):

Three Months Ended December 29, 2001
Reported net loss	$(5,233)
Amortization of Intangible Assets	979

Adjusted net loss	$(4,254)

Reported loss per share	$(0.44)
Amortization of Intangible Assets	0.08

Adjusted net loss per share	$(0.36)

NOTE C—Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Company as of December 28, 2002 and the consolidated results of operations and cash flows for the periods ended December 28, 2002 and December 29, 2001. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE D—Inventories

The components of inventory at December 28, 2002, December 29, 2001, and September 28, 2002 consisted of the following (in thousands):

	December 28, 2002	December 29, 2001	September 28, 2002
Raw materials	$5,528	$4,779	$4,935
Stock in process	15,740	17,018	16,924
Produced goods	135,392	163,252	112,498
Dyes, chemicals and supplies	11,662	11,568	11,346

	168,322	196,617	145,703
Adjust to LIFO cost	(229)	4,211	11,131
Lower-of-cost-or-market reserves	(4,367)	(10,719)	(12,824)

	$163,726	$190,109	$144,010

On September 30, 2001, the Company changed its method of accounting for inventories to last-in, first-out (LIFO) for its Swift Denim business which was acquired on January 28, 1998. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company’s North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $1.3 million of lower-of-cost-or-market (LCM) reserves were reversed in the quarter ended December 29, 2001 due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

During the first quarter of fiscal 2002, the Company recorded a LIFO LCM charge of approximately $0.6 million, primarily in its Galey & Lord Apparel business. This LCM charge resulted from LIFO inventories carried at higher costs prevailing in prior years compared to current market values, the effect of which increased cost of sales and decreased net income.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE E—Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 28, 2002	December 29, 2001	September 28, 2002
Long-term debt not subject to compromise:
Long-term debt—current
Debtor-in-Possession Financing	$—	$—	$—
Senior Credit Facility:
Revolving Credit Note	116,610	—	118,838
Term Loan B	105,860	1,219	107,900
Term Loan C	75,096	864	76,542
Other borrowings with various rates and maturities	7,169	2,574	7,194

	304,735	4,657	310,474

Long-term debt
Senior Credit Facility:
Revolving Credit Note	—	121,800	—
Term Loan B	—	111,736	—
Term Loan C	—	79,264	—
9 1 / 8 % Senior Subordinated Notes	—	299,074	—
Canadian Loan:
Revolving Credit Note	785	7,343	1,677
Term Loan	3,837	5,609	4,287
Italian Credit Agreements	18,387	2,013	17,723
Other borrowings with various rates and maturities	465	5,693	548

	23,474	632,532	24,235

Total long-term debt not subject to compromise	328,209	637,189	334,709

Long-term debt subject to compromise:
9 1 / 8 % Senior Subordinated Notes	300,000	—	300,000

	$628,209	$637,189	$634,709

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

December 28, 2002

(Unaudited)

NOTE E—Long-Term Debt (Continued)

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

As a result of the February 2001 funding of the Company’s Canadian Loan Agreement (as defined below), the Company repaid $12.7 million in principal on its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

During the March quarter 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE E—Long-Term Debt (Continued)

reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). In April 2002, $19.5 million was transferred from the Company’s European holding company to the Company in the United States. The Company then utilized the cash to repay its $7.4 million outstanding balance under its DIP Financing Agreement as well as repay $5.0 million, $4.2 million, and $2.9 million of the Company’s pre-petition revolving line of credit, Term Loan B, and Term Loan C borrowings, respectively, under the pre-petition Senior Credit Facility.

As a result of the Chapter 11 Filings, the Company and each of the Debtor subsidiaries are currently in default of the Senior Credit Facility. See Note A—Bankruptcy Filing.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE E—Long-Term Debt (Continued)

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

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Notes and the Indenture. As of the Filing Date, the Company discontinued its interest accrual on the Notes and wrote off $7.7 million of deferred debt fees and the remaining discount on the Notes. See Note A—Bankruptcy Filing.

Italian Loan Agreements

The Company’s wholly owned Italian subsidiary, Klopman International S.r.l., had net borrowings of approximately $17.0 million outstanding under various unsecured bank line-of-credit agreements as of December 28, 2002. The average interest rate on these borrowings was 3.8% per annum during the December quarter 2002 and the various line-of-credit agreements renew automatically. The amount of outstanding credit allowed is subject to periodic review by the issuing banks. As of December 28, 2002, total unused credit under these agreements was approximately $35.0 million.

In addition, Klopman has an Italian government term loan of approximately $1.6 million. The term loan requires principal and interest payments through March 2011. The interest rate on such term loan is 4.11% per annum.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE E—Long-Term Debt (Continued)

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

Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At December 28, 2002, the Company was in compliance with the covenants of the Canadian Loan Agreement.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE F—Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	December 28, 2002	December 29, 2001
Numerator:
Net income (loss)	$(304)	$(5,233)

Denominator:
Denominator for basic earnings per share share – weighted average shares	11,997	11,997
Effect of dilutive securities:
stock options	—	—

Diluted potential common shares denominator for diluted earnings per share—adjusted weighted average shares and assumed exercises exercises	11,997	11,997

Incremental shares for diluted earnings per share represent the dilutive effect of options outstanding during the quarter. Options to purchase 141,350 shares and 161,149 shares of common stock were outstanding during the three months ended December 28, 2002 and December 29, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 777,699 and 798,150 shares of common stock were outstanding during the three months ended December 28, 2002 and December 29, 2001, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”. Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE G—Benefit Plans

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

Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (“FAS 87”) requires companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an intangible pension asset equal to the unrecognized prior service cost and if the additional liability required to recognized exceeds unrecognized service cost, the excess shall be reported in accumulated other comprehensive income (loss) as a separate component of equity. In accordance with FAS 87, the consolidated balance sheet at December 28, 2002 includes an intangible pension asset of $2.4 million, an additional minimum pension liability of $11.7 million and accumulated other comprehensive loss of $9.3 million.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE H—Stockholders’ Equity (Deficit)

Comprehensive income (loss) represents the change in stockholders’ equity (deficit) during the period from non-owner sources. Currently, changes from non-owner sources consist of net income (loss), foreign currency translation adjustments, gains on derivative instruments and minimum pension liability. Total comprehensive income (loss) for the three months ended December 28, 2002 and December 29, 2001 was $3.5 million and $(8.0) million, respectively.

Activity in Stockholders’ Equity (Deficit) is as follows (in thousands):

	Current Year Comprehensive Income (Loss)	Common Stock	Contributed Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 28, 2002		$124	$41,954	$(66,973)	$(2,247)	$(20,714)	$(47,856)
Compensation earned related to stock options		—	3	—	—	—	3

Comprehensive income (loss):
Net loss for three months ended December 28, 2002	$(304)	—	—	(304)	—	—	(304)
Foreign currency Translation adjustment	3,808	—	—	—	—	3,808	3,808
Gain on derivative instruments	18	—	—	—	—	18	18

Total comprehensive income (loss)	$3,522

Balance at December 28, 2002		$124	$41,957	$(67,277)	$(2,247)	$(16,888)	$(44,331)

Accumulated Other Comprehensive Income (Loss) at December 28, 2002 represents a $7.8 million loss related to foreign currency translation adjustment, a $9.3 million loss related to a minimum pension liability and $0.2 million gain related to derivative instruments.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE I—Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Three Months Ended
	December 28, 2002	December 29, 2001
Current tax provision:
Federal	$—	$—
State	—	13
Foreign	1,141	814

Total current tax provision	1,141	827
Deferred tax provision:
Federal	—	—
State	—	—
Foreign	(32)	115

Total deferred tax provision	(32)	115

Total provision for income taxes	$1,109	$942

The Company’s overall tax rate differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards, tax rate differences on foreign transactions, differing treatment of certain items for tax purposes and changes in the valuation allowance. The result is an overall tax expense rate which is higher than the statutory rate.

At December 28, 2002, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal tax purposes of approximately $158 million and state tax purposes of approximately $170 million. The federal NOLs will expire in years 2018-2022, and the state NOLs will expire in years 2003-2022. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $34.5 million related to domestic and international operating income losses has been established since it is more likely than not that some portion of the deferred tax assets will not be realized.

Included in the valuation allowance is a ($3.4) million adjustment that reflects the reversal of certain transactions recorded net of tax in accumulated other comprehensive income (loss). An offsetting deferred tax asset of $3.4 million has been set up to track these amounts until such time as the transactions are closed and recognized for tax purposes.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE J—Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

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

During fiscal 2002, the Company recorded a change in estimate that decreased the plant closing costs by $1.4 million, primarily related to leases, as well as, additional fixed asset impairment charges of $0.9 million. In the first quarter of fiscal 2003, the Company recorded an additional change in estimate that decreased the plant closing costs by $0.2 million, also primarily related to leases.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE J—Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

The Company sold its Asheboro, North Carolina facility and related equipment as well as all the G&L Service Company equipment in fiscal 2002. The Company expects that the sale of the remainder of the real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take an additional 12 months or longer to complete.

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the three months ended December 28, 2002 (in thousands):

	Accrual Balance at September 28, 2002	Cash Payments	Change in Estimate	Accrual Balance at December 28, 2002
Severance benefits	$442	$—	$—	$442
Lease cancellation and other	1,171	(2)	(240)	929

	$1,613	$(2)	$(240)	$1,371

Of the lease cancellation and other accrual balance related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives outstanding at December 28, 2002, $0.9 million is included in liabilities subject to compromise. See Note A—Bankruptcy Filing.

The Company incurred run-out expenses totaling $0.2 million for the three months ended December 28, 2002. These expenses, which include equipment relocation, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE K—Fiscal 2000 Strategic Initiatives

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

During fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. During the first quarter of fiscal 2003, the Company recorded an additional change in estimate that reduced the plant closing costs by $0.2 million.

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

The table below summarizes the activity related to the plant closing accruals for the three months ended December 28, 2002 (in thousands):

	Accrual Balance at September 28, 2002	Cash Payments	Usage of Reserve	Change in Estimate	Accrual Balance at December 28, 2002
Severance benefits	$226	$(74)	$—	$23	$175
Lease cancellation and other	1,930	—	(75)	(168)	1,687

	$2,156	$(74)	$(75)	$(145)	$1,862

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE K—Fiscal 2000 Strategic Initiatives (Continued)

Of the lease cancellation and other accrual balance related to the Fiscal 2000 Strategic Initiatives outstanding at December 28, 2002, $1.3 million is included in liabilities subject to compromise. See Note A—Bankruptcy Filing.

The Company incurred run-out expenses totaling $0.4 million for the three months ended December 28, 2002. These expenses, which include equipment relocation, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

NOTE L—Segment Information

The Company’s operations are classified into three business segments: Galey & Lord Apparel, Swift Denim and Klopman International. The Company is principally organized around differences in products; however, one segment exists primarily due to geographic location. The business segments are managed separately and distribute products through different marketing channels. Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel fabrics. Swift Denim manufactures and markets a wide variety of denim products for apparel and non-apparel uses. Klopman International manufactures principally workwear and careerwear fabrics as well as woven sportswear apparel fabrics primarily for consumption in Europe.

Through fiscal 2002, the Company reported Home Fashion Fabrics as a separate business segment. Home Fashion Fabrics sells dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories as well as greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing. During fiscal 2002, the Company realigned its Home Fashion Fabrics’ management under the control of the Galey & Lord Apparel business unit. Accordingly, Home Fashion Fabrics’ operating results will not be presented as a separate operating segment beginning in fiscal 2003. Prior year financial information has been restated to reflect Home Fashion Fabrics’ results included with Galey & Lord Apparel’s results for comparative purposes.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE L—Segment Information (Continued)

The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses, principally net interest expense and income taxes, are excluded from the chief operating decision makers’ assessment of segment performance. Accordingly, such expenses have not been allocated to segment results. The corporate segment’s operating income (loss) represents principally the administrative expenses from the Company’s various holding companies. The corporate operating loss for the quarter ended December 29, 2001 also included $1.1 of financial advisor fees. Additionally, the corporate segment assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

Information about the Company’s operations in its different industry segments for the three months ended December 28, 2002 and December 29, 2001 is as follows (in thousands):

	Three Months Ended
	December 28, 2002	December 29, 2001
Net Sales to External Customers
Galey & Lord Apparel	$67,335	$62,741
Swift Denim	47,426	43,961
Klopman International	28,604	29,744

Consolidated	$143,365	$136,446

Operating Income (Loss) (1)(2)
Galey & Lord Apparel	$1,237	$(3,097)
Swift Denim	4,488	10,497
Klopman International	1,685	690
Corporate	(123)	(1,507)

	7,287	6,583
Interest expense	5,660	13,200
Income from associated companies (3)	(2,544)	(2,326)
Reorganization items (4)	3,366	—

Income (loss) before income taxes	$805	$(4,291)

	December 28, 2002	December 29, 2001
Assets (5)
Galey & Lord Apparel	$249,064	$247,486
Swift Denim	316,112	325,122
Klopman International	117,336	105,157
Corporate	45,309	56,619

	$727,821	$734,384

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE L—Segment Information (Continued)

(1)	Operating income (loss) for the three months ended December 28, 2002 includes run-out costs and adjustments of plant closing costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives of ($0.2) million for Galey & Lord Apparel. Swift Denim’s operating income includes run-out costs and adjustments of plant closing costs related to the Fiscal 2000 Strategic Initiatives of $0.4 million for the three months ended December 28, 2002.
(2)	Operating income (loss) for the three months ended December 29, 2001 includes run-out costs, adjustments of plant closing and fixed asset impairment costs related to Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $1.0 million for Galey & Lord Apparel. Swift Denim’s operating income includes run-out costs related to the Fiscal 2000 Strategic Initiatives of $0.7 million for the three months ended December 29, 2001.
(3)	Net of amortization of $0 and $163, respectively. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) on December 29, 2002 (the beginning of the Company’s fiscal 2003). Upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests.
(4)	Reorganization items for the three months ended December 28, 2002 include $1.8 million of professional fees associated with the Chapter 11 Filings and $1.6 million of expenses related to incentive and retention programs.
(5)	Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information

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

	December 28, 2002
	(in thousands)
Financial Position	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$70,918	$37,066	$—	$107,984
Inventories	—	120,835	42,891	—	163,726
Other current assets	2,265	45,956	13,841	—	62,062

Total current assets	2,265	237,709	93,798	—	333,772
Property, plant and equipment, net	—	158,430	80,860	—	239,290
Intangibles	—	113,789	—	—	113,789
Other assets	(7,280)	5,900	33,079	9,271	40,970

	$(5,015)	$515,828	$207,737	$9,271	$727,821

Liabilities not subject to compromise:
Current liabilities:
Long-term debt—current	$297,566	$5,222	$1,947	$—	$304,735
Trade accounts payable	37	10,294	18,524	—	28,855
Accrued liabilities	21,132	32,540	12,704	(17)	66,359
Other current liabilities	—	932	3,727	—	4,659

Total current liabilities	318,735	48,988	36,902	(17)	404,608
Long-term debt	—	465	23,009	—	23,474
Other non-current liabilities	(57)	2,451	13,647	—	16,041

Total liabilities not subject to compromise	318,678	51,904	73,558	(17)	444,123
Net intercompany balance	(592,267)	647,438	(55,171)	—	—
Liabilities subject to compromise	312,905	15,124	—	—	328,029
Stockholders’ equity (deficit)	(44,331)	(198,638)	189,350	9,288	(44,331)

	$(5,015)	$515,828	$207,737	$9,271	$727,821

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information (Continued)

	December 29, 2001
	(in thousands)
Financial Position	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$72,185	$34,266	$—	$106,451
Inventories	—	148,173	41,936	—	190,109
Other current assets	837	3,912	12,917	—	17,666

Total current assets	837	224,270	89,119	—	314,226
Property, plant and equipment, net	—	174,059	78,302	—	252,361
Intangibles	—	113,840	—	—	113,840
Other assets	34,764	5,644	39,014	(25,465)	53,957

	$35,601	$517,813	$206,435	$(25,465)	$734,384

Liabilities not subject to compromise:
Current liabilities:
Trade accounts payable	—	24,166	16,204	—	40,370
Accrued liabilities	22,529	21,273	11,343	(16)	55,129
Other current liabilities	2,083	1,701	7,127	—	10,911

Total current liabilities	24,612	47,140	34,674	(16)	106,410
Net intercompany balance	(577,362)	598,312	(20,950)	—	—
Long-term debt	611,874	5,693	14,965	—	632,532
Other non-current liabilities	(2,792)	7,586	11,379	—	16,173
Stockholders’ equity (deficit)	(20,731)	(140,918)	166,367	(25,449)	(20,731)

	$35,601	$517,813	$206,435	$(25,465)	$734,384

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended December 28, 2002
	(in thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$100,630	$45,546	$(2,811)	$143,365
Gross profit	—	8,554	5,712	—	14,266
Operating income (loss)	(23)	4,000	3,310	—	7,287
Reorganization items	(3,366)	—	—	—	(3,366)
Interest expense, income taxes and other, net	(8,402)	13,580	(953)	—	4,225
Net income (loss)	$5,013	$(9,580)	$4,263	$—	$(304)

	Three Months Ended December 29, 2001
	(in thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$95,698	$41,987	$(1,239)	$136,446
Gross profit	—	7,308	4,258	—	11,566
Operating income (loss)	(1,314)	4,760	3,137	—	6,583
Interest expense, income taxes and other, net	(5,373)	17,890	(701)	—	11,816
Net income (loss)	$4,059	$(13,130)	$3,838	$—	$(5,233)

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended December 28, 2002
	(in thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$7,084	$2,880	$2,874	$—	$12,838
Cash provided by (used in) investing activities	—	(2,923)	4,853	—	1,930
Cash provided by (used in) financing activities	(7,077)	7,299	(7,838)	—	(7,616)
Effect of exchange rate change on cash and cash equivalents	—	—	216	—	216

Net change in cash and cash equivalents	7	7,256	105	—	7,368
Cash and cash equivalents at beginning of period	15	33,781	5,579	—	39,375

Cash and cash equivalents at end of period	$22	$41,037	$5,684	$—	$46,743

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 28, 2002

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended December 29, 2001
	(in thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$1,434	$(6,659)	$3,119	$(12)	$(2,118)
Cash provided by (used in) investing activities	—	2,192	7,766	(8,293)	1,665
Cash provided by (used in) financing activities	(1,435)	1,463	(10,427)	8,305	(2,094)
Effect of exchange rate change on cash and cash equivalents	—	—	(113)	—	(113)

Net change in cash and cash equivalents	(1)	(3,004)	345	—	(2,660)
Cash and cash equivalents at beginning of period	5	4,623	4,529	—	9,157

Cash and cash equivalents at end of period	$4	$1,619	$4,874	$—	$6,497

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

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered two orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002 and December 11, 2002, the Bankruptcy Court extended this deadline up through and including April 16, 2003. The Debtors are in the process of reviewing their remaining executory contracts to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The Bankruptcy Court established October 1, 2002 as the “bar date” as of which all claimants are required to submit and characterize claims against the Debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Company. The ultimate amount of the claims allowed by the Court against the Company could be significantly different than the amount of the liabilities recorded by the Company.

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. As of the date hereof, the Bankruptcy Court had entered three orders collectively extending the Debtors’ exclusive right to file a plan through and including March 31, 2003, and extending the Debtors’ exclusive right to solicit acceptances of such plan through and including June 2, 2003. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of December 28, 2002 are identified below (in thousands):

9 1 / 8 % Senior Subordinated Notes	$300,000
Interest accrued on above debt	12,775
Accounts payable	11,464
Liability for rejected leases	2,165
Other accrued expenses	1,625

$328,029

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $3.4 million associated with the Chapter 11 Filings for the three months ended December 28, 2002. Of these charges, $1.8 million for the three months ended December 28, 2002 were for fees payable to professionals retained to assist with the Chapter 11 Filings and $1.6 million for the three months ended December 28, 2002 were related to incentive and retention programs.

Results of Operations

The Company’s operations are primarily classified into three operating segments: (1) Galey & Lord Apparel, (2) Swift Denim and (3) Klopman International.

Through fiscal 2002, the Company reported Home Fashion Fabrics as a separate business segment. During fiscal 2002, the Company realigned its Home Fashion Fabrics’ management under the control of the Galey & Lord Apparel business unit. Accordingly, Home Fashion Fabrics’ operating results will not be presented as a separate operating segment beginning in fiscal 2003. Prior year financial information has been restated to reflect Home Fashion Fabrics’ results included with Galey & Lord Apparel’s results for comparative purposes.

Results for the three months ended December 28, 2002 and December 29, 2001 for each segment are shown below:

	Three Months Ended
	December 28, 2002	December 29, 2001
	(Amounts in thousands)
Net Sales per Segment
Galey & Lord Apparel	$67,335	$62,741
Swift Denim	47,426	43,961
Klopman International	28,604	29,744

Total	$143,365	$136,446

Operating Income (Loss) per Segment As Reported
Galey & Lord Apparel	$1,237	$(3,097)
Swift Denim	4,488	10,497
Klopman International	1,685	690
Corporate	(123)	(1,507)

	$7,287	$6,583

Operating Income (Loss) per Segment Excluding Strategic Initiatives (1)
Galey & Lord Apparel	$1,042	$(2,068)
Swift Denim	4,885	11,174
Klopman International	1,685	690
Corporate	(123)	(1,507)

	$7,489	$8,289

(1)	For a description of the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, see Note J to the Consolidated Financial Statements. For a description of the Company’s Fiscal 2000 Strategic Initiatives, see Note K to the Consolidated Financial Statements.

December Quarter 2002 Compared to December Quarter 2001

Net Sales

Net sales for the December quarter 2002 (first quarter of fiscal 2003) were $143.4 million as compared to $136.4 million for the December quarter 2001 (first quarter of fiscal 2002).

Galey & Lord Apparel Galey & Lord Apparel’s net sales for the December quarter 2002 were $67.3 million, a $4.6 million increase as compared to the December quarter 2001 net sales of $62.7 million. The improvement was due to an increase in fabric sales volume of approximately 11.5% and an improved product mix.

Swift Denim Swift Denim’s net sales for the December quarter 2002 were $47.4 million as compared to $44.0 million in the December quarter 2001. The $3.4 million increase was primarily attributable to a 7.6% increase in volume and a 3.3% increase in mix partially offset by a 2.0% decline in selling prices.

Klopman International Klopman International’s net sales for the December quarter 2002 were $28.6 million, a $1.1 million decline as compared to the December quarter 2001 net sales of $29.7 million. The decline was primarily attributable to a 16.3% decrease in sales volume offset by a 11.4% increase in net sales due to exchange rate changes used in translation.

Operating Income (Loss)

Operating income for the December quarter 2002 was $7.3 million as compared to $6.6 million for the December quarter 2001. Excluding the effect of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives, the December quarter 2002 operating income would have been $7.5 million. Excluding the effect of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives, the December quarter 2001 operating income would have been $8.3 million.

Galey & Lord Apparel Galey & Lord Apparel’s operating income was $1.2 million for the December quarter 2002 as compared to $3.1 million operating loss for the December quarter 2001. Excluding the effect of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives, Galey & Lord Apparel’s operating income for the December quarter 2002 would have been $1.0 million. Excluding the effect of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Galey & Lord Apparel’s operating loss for the December quarter 2001 would have been $2.1 million. The increase in operating income is due to lower manufacturing costs and higher first quality yields, lower raw material prices, increased fabric sales volume, improved product mix and reduced lower-of-cost-or-market adjustment for LIFO inventories. The increase in operating income was partially offset by a reduction in fabric selling prices.

Swift Denim Swift Denim’s operating income was $4.5 million for the December quarter 2002 compared to $10.5 million for the December quarter 2001. Excluding the effect of the Fiscal 2000 Strategic Initiatives, operating income for the December quarter 2002 and December quarter 2001 would have been $4.9 million and $11.2 million, respectively. The decrease in Swift Denim’s operating income is principally due to Swift recognizing a benefit curtailment gain of $3.4 million in the December quarter of fiscal 2001 related to the curtailment of postretirement benefits for employees not retired as of December 31, 2001. In addition, in the prior year quarter, Swift recognized a reduction of lower-of-cost-or-market (LCM) reserves due to the change in method of accounting for inventories to the last-in, first-out (LIFO) inventory method effective September 30, 2001. The remainder of the decrease is primarily due to higher labor costs and the decline in selling prices partially offset by improvements in sales volume.

Klopman International Klopman International’s operating income in the December quarter 2002 increased $1.0 million to $1.7 million as compared to the December quarter 2001 operating income of $0.7 million. The increase is principally due to improved manufacturing variances primarily reflecting lower raw material and supply costs partially offset by the impact of lower sales volume.

Corporate The corporate segment reported an operating loss for the December quarter 2002 of $0.1 million as compared to an operating loss for the December quarter 2001 of $1.5 million. The corporate segment’s operating loss typically represents the administrative expenses from the Company’s various holding companies, however, the December quarter 2001 included financial advisor fees of $1.1 million.

Income from Associated Companies

Income from associated companies was $2.5 million in the December quarter 2002 as compared to $2.3 million in the December quarter 2001. The income represents amounts from several joint venture interests that manufacture and sell denim products. The increase in income from associated companies is due to improved results in the December quarter 2002 over the December quarter 2001 of both the Swift Denim-Hidalgo and Swift Europe joint ventures partially offset by the Company’s decreased ownership percentage in its European joint ventures.

Interest Expense

Interest expense was $5.7 million for the December quarter 2002 compared to $13.2 million for the December quarter 2001. The decrease in interest expense was primarily due to the discontinuation of the 9 1/8% Senior Subordinated Notes (“Subordinated Notes”) interest accrual as of the Filing Date and lower prime and LIBOR base rates in the December quarter 2002 as compared to the December quarter 2001. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in the December quarter 2002 was 5.7% per annum as compared to 6.3% per annum in the December quarter 2001.

Income Taxes

The Company’s overall tax rate for the December quarter 2002 differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

Net Loss and Net Loss Per Share

The Company reported a net loss for the December quarter 2002 of $0.3 million, inclusive of $3.4 million of reorganization costs, or $.03 per common share compared to a net loss for the December quarter 2001 of $5.2 million or $.44 per common share.

Order Backlog

The Company’s order backlog at December 28, 2002 was $75.4 million, a 5.0% increase from the December 29, 2001 backlog of $71.8 million. Over the past several years, many apparel manufacturers, including many of the Company’s customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not be as meaningful as they have in the past with regard to the Company’s future sales.

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

The Company and its subsidiaries had cash and cash equivalents totaling $46.7 million and $6.5 million at December 28, 2002 and December 29, 2001, respectively. As a result of the Chapter 11 Filings, the Company’s ability to borrow under its Senior Credit Facility (as defined below) was frozen and replaced with the Company’s DIP Financing Agreement (as defined below). As of December 28, 2002, the Company’s borrowing availability under its DIP Financing Agreement was $68.9 million. As of December 28, 2002, the Company’s Canadian operations also had a total of U.S. $8.9 million of revolving credit borrowing availability under the Canadian Loan Agreement (as defined below).

During the December quarter 2002, the Company primarily utilized its available cash and revolving credit borrowings under the Canadian Loan Facility to fund the Company’s operating and investing requirements.

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

The DIP Financing Agreement contains covenants restricting the Company and the Guarantors from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At December 28, 2002, the Company was in compliance with the covenants of the DIP Financing Agreement.

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

As a result of the February 2001 funding of the Company’s Canadian Loan Agreement (as defined below), the Company repaid $12.7 million in principal on its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S.

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

Italian Loan Agreements

The Company’s wholly owned Italian subsidiary, Klopman International S.r.l., had net borrowings of approximately $17.0 million outstanding under various unsecured bank line-of-credit agreements as of December 28, 2002. The average interest rate on these borrowings was 3.8% per annum during the December quarter 2002 and the various line-of-credit agreements renew automatically. The amount of outstanding credit allowed is subject to periodic review by the issuing banks. As of December 28, 2002, total unused credit under these agreements was approximately $35.0 million.

In addition, Klopman has an Italian government term loan of approximately $1.6 million. The term loan requires principal and interest payments through March 2011. The interest rate on such term loan is 4.11% per annum.

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Effective July 24, 2002, the term loan was converted to U.S. dollars payable in equal monthly installments of $150,000 U.S. dollars with the unpaid balance repayable in February 2004. Under the Canadian Loan Agreement, the interest rate on Drummondville’s borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville’s option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville’s option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00%, all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At December 28, 2002, the Company was in compliance with the covenants of the Canadian Loan Agreement.

Tax Matters

At December 28, 2002, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal tax purposes of approximately $158 million and state tax purposes of approximately $170 million. The federal NOLs will expire in years 2018-2022 if unused, and the state NOLs will expire in years 2003-2022 if unused. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $34.5 million related to domestic and international operating income losses has been established since it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Other

The Company expects to spend approximately $11.7 million for capital expenditures in fiscal 2003, of which $3.3 million was spent in the first three months of fiscal 2003. The Company anticipates that approximately 20% of the forecasted capital expenditures will be used to increase the Company’s capacity while the remaining 80% will be used to maintain existing capacity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 146, “Obligations Associated with Disposal Activities” (“FAS 146”), which is effective for disposal activities initiated after December 31, 2002. FAS 146 requires that a liability for a disposal obligation should be recognized and measured at its fair value when it is incurred. Adopting this standard will not have a material impact on the Company’s results of operations or statement of financial position.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Chapter 11 Filings: On February 19, 2002, the Company and each of its domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors’ direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 of the Bankruptcy Code and are not the subject of any bankruptcy proceedings.

The accompanying consolidated financial statements are presented in accordance SOP 90-7. See “Bankruptcy Filing”.

Inventories: Inventories are stated at the lower of cost or market. On September 30, 2001, the Company changed its method of accounting for inventories to the last-in, first-out (LIFO) method for its Swift Denim business which was acquired on January 28, 1998. The LIFO method is used to cost substantially all inventories in the U.S. and Canada. The cost of other inventories is determined by the first-in, first-out (FIFO) method. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company’s North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $1.3 million of lower-of-cost-or-market (LCM) reserves were reversed in the quarter ended December 29, 2001 due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

During the first quarter of fiscal 2002, the Company recorded a LIFO LCM charge of approximately $0.6 million, primarily in its Galey & Lord Apparel business. This LCM charge resulted from LIFO inventories carried at higher costs prevailing in prior years compared to current market values, the effect of which increased cost of sales and decreased net income.

Impairment of Goodwill and Other Intangible Assets:

Effective as of the beginning of the Company’s fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives (collectively, the “Intangible Assets”). Instead these assets must be tested at least annually for impairment. In the year of adoption, FAS 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the Intangible Assets carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of Intangible Assets exists, a second transitional test is required to determine the amount of impairment.

For purposes of Intangible Assets impairment testing, FAS 142 requires that goodwill be assigned to one or more reporting units. The Company has assigned goodwill to the Swift Denim and Galey & Lord Apparel reporting units. In addition to goodwill, Swift Denim also owns several trademarks whose useful lives are considered to be indefinite.

The Company, with the assistance of an outside consultant, completed the initial transitional assessment of its reporting units in the first quarter of fiscal 2003 and has determined that potential impairment of Intangible Assets exists in both reporting units. The Company expects to complete the second portion of the transitional test in the second quarter of fiscal 2003, which could result in an impairment writedown up to the remaining net book value of $111 million. Any impairment writedown resulting from the transitional testing will be reported as a cumulative effect of a change in accounting principle, retroactive to the first day of fiscal 2003. In future years, an impairment review of Intangible Assets will be conducted at least annually, and any impairment charges that are required to be recorded would be charged to operating income.

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

At December 28, 2002 and December 29, 2001, the excess of the Company’s investment over its equity in the underlying net assets of its joint venture interests is approximately $9.7 million and $10.2 million, respectively, (net of accumulated amortization of $3.0 million and $2.5 million, respectively, and prior to adoption of FAS 142 on December 29, 2002 (the beginning of the Company’s fiscal 2003), was being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies. Upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests. However, equity method goodwill will continue to be reviewed in accordance with APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” The Company believes that no impairment of the equity method goodwill existed at December 28, 2002.

Revenue Recognition: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During the first quarters of fiscal 2003 and 2002, invoices issued under these terms represent 12% and 18% of revenue, respectively.

The Company classifies amounts billed to customers for shipping and handling in net sales and costs incurred for shipping and handling in cost of sales in the consolidated statements of operations.

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

Forward Looking Statements

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief of current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, the level of the Company’s indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein, or in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002. In addition, such risks and uncertainties include those related to the Chapter 11 Filings, including, without limitation, those detailed herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company’s market risk sensitive instruments by major category at September 28, 2002 is presented under Item 7a of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of December 28, 2002, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of December 28, 2002 would have a negative impact of approximately $3.1 million.

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

Foreign currency forward contracts that hedge forecasted sales and purchases and energy purchase contracts are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net gain was not material for the three months ended December 28, 2002 and is included in selling, general and administrative expenses in the consolidated statement of operations.

At December 28, 2002, the Company expects to reclassify approximately $252,000 of pre-tax gains on derivative instruments from accumulated other comprehensive income to earnings over the next three months. This reclassification will be made when the forecasted transactions occur.

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

The Company did not have any foreign currency forward contracts outstanding in the December quarter of fiscal 2003.

Item 4. CONTROLS AND PROCEDURES

Based on a recent evaluation, which was performed within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules  13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective in timely alerting them to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in periodic reports filed under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to December 28, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of Chapter 11 Filings, see Note A—Bankruptcy Filing in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Changes in Securities and Use of Proceeds (not applicable)

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 Filings constitutes an event of default under the Senior Credit Facility, the 9 1/8% Senior Subordinated Notes and the Indenture related thereto, and the Company’s South Carolina Job and Economic Development Authority Bonds (“JEDA Bonds”). At December 28, 2002, principal in the amount of $300 million and $4.8 million is in default in relation to the 9 1/8% Senior Subordinated Notes and the JEDA Bonds, respectively. The payment of interest accruing under the 9 1/8% Senior Subordinated Notes and the JEDA Bonds after February 19, 2002 is stayed in connection with the Chapter 11 Filings. At December 28, 2002, $12.8 million of accrued interest expense related to the 9 1/8% Senior Subordinated Notes is recorded on the Company’s Consolidated Balance Sheet and is in default. Had the payment of interest not been stayed subsequent to February 19, 2002, an additional $23.7 million of interest would have been accrued and considered in default.

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)

Item 5. Other Information (not applicable)

Item 6. Exhibits and Reports on Form 8–K

(a) Exhibits—The exhibits to this Form 10–Q are listed in the accompanying Exhibit Index

(b) Reports on Form 8-K—None

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

10.82	Second Amendment to the Retirement Plan for Employees of Galey & Lord, Inc., as Amended and Restated.

10.83	Third Amendment to the Galey & Lord Retirement Savings Plan (401(k)), as Amended and Restated.

99.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Accounting Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galey & Lord, Inc. (Registrant)

/s/ Leonard F. Ferro
Leonard F. Ferro Vice President

February 11, 2003
Date

CERTIFICATIONS

I, Arthur C. Wiener, certify that:

1.)	I have reviewed this quarterly report on Form 10-Q of Galey & Lord, Inc.;

2.)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 11, 2003	/s/ Arthur C. Wiener
Date	Arthur C. Wiener Chairman of the Board and President

CERTIFICATIONS

I, Leonard F. Ferro, certify that:

1.)	I have reviewed this quarterly report on Form 10-Q of Galey & Lord, Inc.;

2.)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 11, 2003	/s/ Leonard F. Ferro
Date	Leonard F. Ferro Vice President and Chief Accounting Officer