Form 10-Q
period 2003-03-29
GALEY & LORD INC
filed 2003-05-13
CIK 884124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    ----------------------

Commission File Number 0-20080

                               GALEY & LORD, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             56-1593207
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             (Identification No.)

     980 Avenue of the Americas
        New York, New York                                               10018
(Address of principal executive offices)                              (Zip Code)

                                  212/465-3000
              (Registrant's telephone number, including area code)

                                 Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] .

Common Stock, $.01 Par Value - 11,996,965 shares outstanding as of May 9, 2003.

INDEX

                               GALEY & LORD, INC.

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -- March 29, 2003, March 30, 2002
         and September 28, 2002                                                3

         Consolidated Statements of Operations -- Three months and six
         months ended March 29, 2003 and March 30, 2002                        4

         Consolidated Statements of Cash Flows -- Six months ended
         March 29, 2003 and March 30, 2002                                     5

         Notes to Consolidated Financial Statements -- March 29, 2003       6-32

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         33-54

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        55-56

Item 4.  Controls and Procedures                                              57

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    58

Item 2.  Changes in Securities and Use of Proceeds                            58

Item 3.  Defaults Upon Senior Securities                                      58

Item 4.  Submission of Matters to a Vote of Security Holders                  58

Item 5.  Other Information                                                    58

Item 6.  Exhibits and Reports on Form 8 - K                                   58

EXHIBIT INDEX                                                                 59

SIGNATURES                                                                    60

CERTIFICATIONS                                                             61-62

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                       March 29,     March 30,    September 28,
                                                         2003          2002           2002
                                                      (Unaudited)   (Unaudited)         *
                                                      -----------   -----------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                           $  28,301     $  28,401      $  39,375
   Trade accounts receivable                             120,831       141,105        138,554
   Sundry notes and accounts receivable                    6,501         4,990          5,313
   Inventories                                           172,176       175,827        144,010
   Income taxes receivable                                 2,938         3,589          2,784
   Prepaid expenses and other current assets               5,776         8,170          5,788
                                                       ---------     ---------      ---------
      Total current assets                               336,523       362,082        335,824

Property, plant and equipment, at cost                   443,683       421,093        426,623
Less accumulated depreciation and amortization          (204,707)     (178,819)      (186,734)
                                                       ---------     ---------      ---------
                                                         238,976       242,274        239,889

Investments in and advances to associated companies       38,578        39,169         38,902
Deferred charges, net                                      2,680         6,901          4,362
Other non-current assets                                   1,282         1,636          1,284
Intangibles, net                                          26,127       113,015        113,796
                                                       ---------     ---------      ---------
                                                       $ 644,166     $ 765,077      $ 734,057
                                                       =========     =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise:
   Current liabilities:
      Long-term debt - current                         $ 304,816     $ 334,648      $ 310,474
      Trade accounts payable                              33,003        33,273         32,825
      Accrued salaries and employee benefits              39,180        21,330         36,043
      Accrued liabilities                                 33,360        26,651         30,973
      Income taxes payable                                 3,947         6,473          3,815
                                                       ---------     ---------      ---------
         Total current liabilities                       414,306       422,375        414,130
   Long-term liabilities:
      Long-term debt                                      20,961        35,278         24,235
      Other long-term liabilities                         11,345        12,845         12,187
                                                       ---------     ---------      ---------
         Total long-term liabilities                      32,306        48,123         36,422

   Deferred income taxes                                   3,540         3,251          3,609
                                                       ---------     ---------      ---------

Total liabilities not subject to compromise              450,152       473,749        454,161

Liabilities subject to compromise                        327,422       328,568        327,752

Stockholders' deficit:
      Common stock                                           124           124            124
      Contributed capital in excess of par value          41,960        41,419         41,954
      Accumulated deficit                               (160,831)      (58,712)       (66,973)
      Treasury stock, at cost                             (2,247)       (2,247)        (2,247)
      Accumulated other comprehensive loss               (12,414)      (17,824)       (20,714)
                                                       ---------     ---------      ---------
         Total stockholders' deficit                    (133,408)      (37,240)       (47,856)
                                                       ---------     ---------      ---------
                                                       $ 644,166     $ 765,077      $ 734,057
                                                       =========     =========      =========

*Condensed from audited financial statements.

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                 Three Months Ended      Six Months Ended
                                               ---------------------   ---------------------
                                               March 29,   March 30,   March 29,   March 30,
                                                  2003        2002        2003        2002
                                               ---------   ---------   ---------   ---------
Net sales                                       $146,533    $167,982    $289,898    $304,428
Cost of sales                                    138,103     156,936     267,202     281,816
                                                --------    --------    --------    --------
Gross profit                                       8,430      11,046      22,696      22,612
Selling, general and administrative expenses       7,510       7,952      14,867      16,640
Amortization of intangibles                           --         823           7       1,639
Plant closing costs                                   --         706        (385)       (440)
Net gain on benefit plan curtailments                 --          --          --      (3,375)
                                                --------    --------    --------    --------
Operating income                                     920       1,565       8,207       8,148
Interest expense (contractual interest of
   $12,236 and $24,740 for the three and
   six months ended March 29, 2003,
   respectively and $12,718 and $25,918
   for the three and six months ended
   March 30, 2002, respectively)                   5,392       9,372      11,052      22,572

Equity in income from associated companies        (2,303)     (1,914)     (4,847)     (4,240)
                                                --------    --------    --------    --------
Income (loss) before reorganization items
   and income taxes
                                                  (2,169)     (5,893)      2,002     (10,184)
Reorganization items                               3,699       9,881       7,065       9,881
Income tax expense (benefit):
   Current                                           314         (36)      1,455         791
   Deferred                                          (36)        132         (68)        247
                                                --------    --------    --------    --------
Loss before cumulative effect of accounting
   change                                         (6,146)    (15,870)     (6,450)    (21,103)
Cumulative effect of accounting change (net
   of applicable income taxes of $0)                  --          --      87,408          --
                                                --------    --------    --------    --------
Net loss                                        $ (6,146)   $(15,870)   $(93,858)   $(21,103)
                                                ========    ========    ========    ========

Net loss per common share:
Basic and Diluted:

   Net loss before cumulative effect of
      accounting change                         $  (0.51)   $  (1.32)   $  (0.54)   $  (1.76)
   Cumulative effect of accounting change             --          --        7.28          --
                                                --------    --------    --------    --------
   Net loss per common share - Basic and
      Diluted                                   $  (0.51)   $  (1.32)   $  (7.82)   $  (1.76)
                                                ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                  Six Months Ended
                                                                                ---------------------
                                                                                March 29,   March 30,
                                                                                  2003        2002
                                                                                ---------   ---------
Cash flows from operating activities:
   Net loss                                                                      $(93,858)   $(21,103)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Cumulative effect of accounting change (net of applicable income taxes)      87,408          --
      Depreciation of property, plant and equipment                                14,812      14,844
      Amortization of intangible assets                                                 7       1,642
      Amortization of deferred charges                                              1,943       1,827
      Deferred income taxes                                                           (68)        248
      Non-cash compensation                                                             6         541
      Loss on disposals of property, plant and equipment                              278          46
      Undistributed income from associated companies                               (4,847)     (4,240)
      Impairment of fixed assets                                                       --         898
      Net gain on benefit plan curtailments                                            --      (3,375)
      Non-cash reorganization write-offs                                               --       7,690
      Other                                                                           (17)         --
         Changes in assets and liabilities:
            (Increase)/decrease in accounts receivable - net                       20,888       2,979
            (Increase)/decrease in sundry notes & accounts receivable              (1,193)         69
            (Increase)/decrease in inventories                                    (25,150)    (10,133)
            (Increase)/decrease in prepaid expenses and other current assets          349      (3,923)
            (Increase)/decrease in other non-current assets                           132        (140)
            (Decrease)/increase in accounts payable - trade                        (1,933)     (5,480)
            (Decrease)/increase in accrued liabilities                              2,898      10,290
            (Decrease)/increase in income taxes payable                              (359)        276
            (Decrease)/increase in other long-term liabilities                       (114)       (215)
            (Decrease)/increase in plant closing costs                               (591)     (6,690)
                                                                                 --------    --------
   Net cash provided by (used in) operating activities                                591     (13,949)

   Cash flows from investing activities:
      Property, plant and equipment expenditures                                   (7,076)     (3,689)
      Proceeds from sale of property, plant and equipment                              57       5,805
      Distributions received from associated companies                              5,171       2,537
      Other                                                                            --       2,213
                                                                                 --------    --------
   Net cash provided by (used in) investing activities                             (1,848)      6,866

   Cash flows from financing activities:
      Advances/(payments) on revolving lines of credit, net                          (830)     14,313
      Principal payments on long-term debt                                        (11,455)     (1,713)
      Borrowings under existing debt agreements                                     2,359      17,303
      Payment of bank fees and loan costs                                            (250)     (3,418)
                                                                                 --------    --------
   Net cash provided by (used in) financing activities                            (10,176)     26,485
   Effect of exchange rate changes on cash and cash equivalents                       359        (158)
                                                                                 --------    --------
   Net increase/(decrease) in cash and cash equivalents                           (11,074)     19,244

   Cash and cash equivalents at beginning of period                                39,375       9,157
                                                                                 --------    --------

   Cash and cash equivalents at end of period                                    $ 28,301    $ 28,401
                                                                                 ========    ========

          See accompanying notes to consolidated financial statements.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

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

Under the terms of the final DIP financing agreement (the "DIP Financing Agreement"), the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million (effective September 24, 2002, it was permanently reduced to $75 million) or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or
(iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company's option, of either (i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or
(ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of either
(A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .50% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

Borrowings under the DIP Financing Agreement are guaranteed by each of the Debtor subsidiaries. In general, such borrowings constitute allowed super-priority

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

administrative expense claims and are secured by (i) a perfected first priority lien pursuant to Section 364(c)(2) of the Bankruptcy Code, upon all property of the Company and the Debtor subsidiaries that was not subject to a valid, perfected and non-avoidable lien on the Filing Date, (ii) a perfected junior lien, pursuant to Section 364(c)(3) of the Bankruptcy Code upon all property of the Company and the Debtor subsidiaries already subject to valid, perfected, non-avoidable liens, and (iii) a perfected first priority senior priming lien, pursuant to Section 364(d)(1) of the Bankruptcy Code, upon all property of the Company and the Debtor subsidiaries already subject to a lien that presently secures the Company's and the Debtor subsidiaries' pre-petition indebtedness under the existing pre-petition credit agreement, whether created prior to or after the Filing Date (subject to certain specific existing or subsequently perfected liens). This security interest is subject to certain explicit exceptions.

The DIP Financing Agreement contains covenants restricting the Company and the Debtor subsidiaries from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At March 29, 2003, the Company was in compliance with the covenants of the DIP Financing Agreement.

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

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors. These programs include:

     Stay Bonus and Emergence Plans - These plans provide for payments totaling $5.2 million for 62 employees including executive officers. Payments under the Stay Bonus Plan are in four equal payments beginning in August 2002 and ending the later of June 2003 or upon emergence. The Emergence Plan provides for a single payment upon emergence.

     Enhanced Severance Program - Pursuant to this program, certain employees, including executive officers, are entitled to "enhanced" severance payments under certain terms and conditions.

     Discretionary Transition Payment Plan - This plan allows the Debtors to offer incentives to certain employees during a transition period at the end of which

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

     such employees would be terminated, in the event such incentives become necessary (the Debtors have no current plans to significantly reduce headcount).

     Discretionary Retention Pool - This plan provides the Chief Executive Officer discretionary authority to offer incentives to employees (including new employees) not otherwise participating in other portions of the program.

     Performance Incentive Plan - The Debtors filed a motion for approval of a proposed performance incentive plan, pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved. The Debtors voluntarily withdrew that motion without prejudice to their right to seek the relief requested therein at a later date.

The Debtors have also received authority to conduct certain other transactions that might be considered "outside the ordinary course" of business. The Debtors have sought and received authority to pay certain pre-petition personal and property taxes, to sell certain identified assets, to enter into certain financing agreements, and to retain a real estate professional to market and sell certain unused properties.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, "assumption" means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, "rejection" means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered three orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002, December 11, 2002, and April 17, 2003, the Bankruptcy Court extended this deadline up through and including August 14, 2003. The Debtors are in the process of reviewing their remaining executory contracts to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The Bankruptcy Court established October 1, 2002 as the "bar date" as of which all claimants are required to submit and characterize claims against the Debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Company. The ultimate amount of the claims allowed by the Court against the Company could be significantly different than the amount of the liabilities recorded by the Company.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. The Plan could also involve the sale of the Debtors' assets and/or stock. It is also possible that a sale of the Debtors' assets and/or stock could be accomplished outside a plan of reorganization. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. As of the date hereof, the Bankruptcy Court had entered four orders collectively extending the Debtors' exclusive right to file a Plan through and including May 30, 2003, and extending the Debtors' exclusive right to solicit acceptances of such Plan through and including August 4, 2003. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

On or about April 4, 2003, the Official Committee of General Unsecured Creditors (the "Committee") filed a motion seeking the appointment of an examiner in the Debtors' cases pursuant to Sections 1104(c)(1), 1104(c)(2) and 105(a) of the Bankruptcy Code and Bankruptcy Rules 2007.1 and 9014, and seeking an injunction prohibiting the Debtors from filing a Plan for at least 90 days from the appointment of such examiner. Both the Debtors and the agent for the Debtors' pre-petition secured lenders filed objections to this motion, objecting to the relief requested therein and the purported factual predicate therefore. Consideration of this motion, originally scheduled for April 29, 2003, has been adjourned until May 15, 2003. There is no assurance that the motion will not be granted, that an examiner will not be appointed, or that an injunction will not be placed on the Debtors prohibiting them from filing a Plan for 90 days or longer.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

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

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved Plan and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of March 29, 2003 are identified below (in thousands):

9 1/8% Senior Subordinated Notes                                        $300,000
Interest accrued on above debt                                            12,775
Accounts payable                                                          11,407
Liability for rejected leases                                              2,165
Other accrued expenses                                                     1,075
                                                                        --------
                                                                        $327,422
                                                                        ========

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $3.7 million and $7.1 million associated with the Chapter 11 Filings for the three and six

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE A - Bankruptcy Filing (Continued)

months ended March 29, 2003, respectively. Of these charges, $2.1 million and $3.9 million for the three and six months ended March 29, 2003, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings and $1.6 million and $3.2 million for the three months and six months ended March 29, 2003, respectively, were related to incentive and retention programs. The Company recognized a charge of $9.9 million associated with the Chapter 11 Filings for the three months ended March 30, 2002. Approximately $7.7 million of this charge related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees. In addition, the Company incurred $2.2 million for fees payable to professionals retained to assist with the Chapter 11 Filings.

NOTE B - Adoption of New Accounting Standard

Effective as of the beginning of the Company's fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives (collectively, the "Intangible Assets"). Instead these assets must be tested at least annually for impairment. In the year of adoption, FAS 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the Intangible Assets' carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its carrying value. To the extent the fair value of any reporting unit is less than its carrying value, which would indicate that potential impairment of Intangible Assets exists, a second transitional test is required to determine the amount of impairment.

For purposes of Intangible Assets impairment testing, FAS 142 requires that goodwill be assigned to one or more reporting units. The Company has assigned goodwill to the Swift Denim and Galey & Lord Apparel reporting units. In addition to goodwill, Swift Denim also owns several trademarks whose useful lives are considered to be indefinite.

The Company, with the assistance of an outside consultant, completed the initial transitional assessment of its reporting units in the first quarter of fiscal 2003 and determined that potential impairment of Intangible Assets existed in both reporting units. During the second quarter of fiscal 2003, the Company completed its assessment and, accordingly, the entire goodwill balance of $65.2 million ($0.8 million and $64.4 million at the Galey & Lord Apparel and Swift Denim reporting units, respectively) was impaired and $22.2 million of the recorded trademark (Swift Denim reporting unit) was impaired.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                  (Unaudited)

NOTE B - Adoption of New Accounting Standard (Continued)

In accordance with FAS 142, these adjustments were recorded as a cumulative effect of an accounting change retroactive to the beginning of fiscal 2003 and prior period amounts were not restated. The effect of the change on the first quarter of fiscal 2003 is as follows:

                                                                    Three Months
                                                                       Ended
                                                                    December 28,
                                                                        2002
                                                                    ------------
Net loss as reported                                                  $   (304)

Cumulative effect of accounting change
   (net of applicable income taxes of $0)                              (87,408)
                                                                      --------
Net loss as restated                                                  $(87,712)
                                                                      ========

Net loss per share as reported                                        $  (0.03)
Cumulative effect of accounting change
   per share                                                             (7.28)
                                                                      --------
Adjusted net loss per share                                           $  (7.31)
                                                                      ========

The following table adjusts the reported net loss for the three and six months ended March 30, 2002 and the loss per share amounts to exclude the amortization of Intangible Assets (in thousands, except per share data):

                                                Three Months       Six Months
                                               Ended March 30,   Ended March 30,
                                                    2002              2002
                                              ----------------   ---------------
Reported net loss                                 $(15,870)         $(21,103)
Amortization of Intangible Assets                      979             1,958
                                                  --------          --------

Adjusted net loss                                 $(14,891)         $(19,145)
                                                  ========          ========

Reported loss per share                           $  (1.32)         $  (1.76)
Amortization of Intangible Assets                     0.08              0.16
                                                  --------          --------

Adjusted net loss per share                       $  (1.24)         $  (1.60)
                                                  ========          ========

                              GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                  (Unaudited)

NOTE C - Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires that the Company recognize expense for the fair value of stock-based compensation awarded during the year.

Certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Company as of March 29, 2003 and the consolidated results of operations and cash flows for the periods ended March 29, 2003 and March 30, 2002. Such adjustments consisted only of normal recurring items with the exception of the cumulative effect of an accounting change as outline in Note B - Adoption of New Accounting Standard. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

NOTE D - Inventories

The components of inventory at March 29, 2003, March 30, 2002, and September 28, 2002 consisted of the following (in thousands):

                                           March 29,   March 30,   September 28,
                                             2003        2002          2002
                                           ---------   ---------   -------------
Raw materials                              $  6,012    $  4,050      $  4,935
Stock in process                             16,202      16,734        16,924
Produced goods                              146,260     147,183       112,498
Dyes, chemicals and supplies                 11,186      12,126        11,346
                                           --------    --------      --------
                                            179,660     180,093       145,703
Adjust to LIFO cost                          (2,940)      8,461        11,131
Lower-of-cost-or-market reserves             (4,544)    (12,727)      (12,824)
                                           --------    --------      --------
                                           $172,176    $175,827      $144,010
                                           ========    ========      ========

On September 30, 2001, the Company changed its method of accounting for inventories to last-in, first-out (LIFO) for its Swift Denim business which was acquired on January 28, 1998. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company's North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $1.0 million and $2.3 million of lower-of-cost-or-market (LCM) reserves were reversed in the three and six months ended March 30, 2002 due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

                              GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                  (Unaudited)

NOTE E - Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                              March 29,   March 30,   September 28,
                                                                2003        2002          2002
                                                              ---------   ---------   -------------
Long-term debt not subject to compromise:
   Long-term debt - current
      Debtor-in-Possession Financing ......................    $     --    $  9,800     $     --
      Senior Credit Facility:
         Revolving Credit Note ............................     116,627     124,500      118,838
         Term Loan B ......................................     105,860     112,955      107,900
         Term Loan C ......................................      75,096      80,128       76,542
      Other borrowings with various rates and maturities...       7,233       7,265        7,194
                                                               --------    --------     --------
                                                                304,816     334,648      310,474
                                                               --------    --------     --------
   Long-term debt
      Canadian Loan:
         Revolving Credit Note ............................       2,447       8,798        1,677
         Term Loan ........................................       3,387       5,185        4,287
      Italian Credit Agreements ...........................      14,822      20,515       17,723
      Other borrowings with various rates and maturities...         305         780          548
                                                               --------    --------     --------
                                                                 20,961      35,278       24,235
                                                               --------    --------     --------
Total long-term debt not subject to compromise ............     325,777     369,926      334,709
                                                               --------    --------     --------
Long-term debt subject to compromise:
   9 1/8% Senior Subordinated Notes .......................     300,000     300,000      300,000
                                                               --------    --------     --------

                                                               $625,777    $669,926     $634,709
                                                               ========    ========     ========

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

                              GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                  (Unaudited)

NOTE E - Long-Term Debt (Continued)

Pre-Petition Senior Credit Facility

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998 (the "Senior Credit Facility"), as amended, with First Union National Bank, as agent and lender and its syndicate of lenders. The amendment became effective as of July 3, 1999 (the "July 1999 Amendment"). In August 2001, the Company amended the Senior Credit Facility (the "August 2001 Amendment") which, among other things, replaced the Adjusted Leverage Ratio covenant (as defined in the August 2001 Amendment) with a minimum EBITDA covenant (as defined in the August 2001 Amendment) until the Company's December quarter 2002, waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the August 2001 Amendment) until the Company's December quarter 2002 and modified the Company's covenant related to capital expenditures. The August 2001 Amendment also excludes, for covenant purposes, charges related to closure of facilities announced on July 26, 2001. The August 2001 Amendment also increased the interest rate spread on all borrowings under the Company's revolving line of credit and term loans by 100 basis points for the remainder of the term of its Senior Credit Facility. On January 24, 2002, the Company amended its Senior Credit Facility to provide for an overadvance of $10 million, none of which was drawn prior to the overadvance expiration on February 23, 2002.

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

As a result of the February 2001 funding of the Company's Canadian Loan Agreement (as defined below), the Company repaid $12.7 million in principal on its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

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

As a result of the Chapter 11 Filings, the Company and each of the Debtor subsidiaries are currently in default of the Senior Credit Facility. See Note A
- Bankruptcy Filing.

Pre-Petition Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes"). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under

                              GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                  (Unaudited)

NOTE E - Long-Term Debt (Continued)

the Securities Act of 1933. Net proceeds from the offerings of $289.3 million (net of initial purchaser's discount and offering expenses) were used to repay
(i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility. Interest on the Notes is payable on March 1 and September 1 of each year.

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

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Notes and the Indenture. As of the Filing Date, the Company discontinued its interest accrual on the Notes and wrote off $7.7 million of deferred debt fees and the remaining discount on the Notes. See Note A - Bankruptcy Filing.

Italian Loan Agreements

The Company's wholly-owned Italian subsidiary, Klopman International S.r.l., had net borrowings of approximately $13.5 million outstanding under various unsecured bank line-of-credit agreements as of March 29, 2003. The average interest rate on these borrowings was 3.80% per annum for the three and six months ended March 28, 2003 and the various line-of-credit agreements renew automatically. The amount of outstanding credit allowed is subject to periodic review by the issuing banks. As of March 29, 2003, total unused credit under these agreements was approximately $38.5 million.

In addition, Klopman has an Italian government term loan of approximately $1.5 million. The term loan requires principal and interest payments through March 2011. The interest rate on such term loan is 4.11% per annum.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE E - Long-Term Debt (Continued)

Canadian Loan Agreement

In February 2001, the Company's wholly-owned Canadian subsidiary, Drummondville Services Inc. ("Drummondville"), entered into a Loan Agreement (the "Canadian Loan Agreement") with Congress Financial Corporation (Canada), as lender. The Canadian Loan Agreement provides for (i) a revolving line of credit under which Drummondville may borrow up to an amount equal to the lesser of U.S. $16.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory of Drummondville, as defined in the Canadian Loan Agreement), and (ii) a term loan in the principal amount of U.S. $9.0 million, which was originally borrowed and denominated in Canadian dollars.

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Effective July 24, 2002, the term loan was converted to U.S. dollars repayable in equal monthly installments of U.S. $150,000 with the unpaid balance repayable in February 2004. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.50% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville's option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.00% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.00%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars ), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

Drummondville's obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including, without limitation, those limiting Drummondville's ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At March 29, 2003, the Company was in compliance with the covenants of the Canadian Loan Agreement.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE F - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                       Three Months Ended       Six Months Ended
                                                      ---------------------   ---------------------
                                                      March 29,   March 30,   March 29,   March 30,
                                                        2003        2002        2003        2002
                                                      ---------   ---------   ---------   ---------
Numerator:
   Loss before cumulative effect of accounting
      change                                           $(6,146)    $(15,870)   $ (6,450)   $(21,103)
   Cumulative effect of accounting change (net of
      applicable income taxes of $0)                        --           --      87,408          --
                                                       -------     --------    --------    --------
   Net loss                                            $(6,146)    $(15,870)   $(93,858)   $(21,103)
                                                       =======     ========    ========    ========

Denominator:
   Denominator for basic earnings per share             11,997       11,997      11,997      11,997
   Effect of dilutive securities:
      stock options                                         --           --          --          --
                                                       -------     --------    --------    --------
   Diluted potential common shares denominator for
      diluted earnings per share - adjusted
      weighted average shares and assumed exercises     11,997       11,997      11,997      11,997
                                                       =======     ========    ========    ========

Options to purchase 134,950 shares and 161,149 shares of the Company's common stock were outstanding during the three months and six months ended March 29, 2003 and March 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 777,699 and 798,150 shares of the Company's common stock were outstanding during the three months and six months ended March 29, 2003 and March 30, 2002, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE G - Benefit Plans

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

Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("FAS 87"), requires companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability and an intangible pension asset equal to the unrecognized prior service cost and, if the additional liability required to be recognized exceeds the unrecognized service cost, the excess shall be reported in accumulated other comprehensive loss as a separate component of equity. In accordance with FAS 87, the consolidated balance sheet at March 29, 2003 includes an intangible pension asset of $2.4 million, an additional minimum pension liability of $11.7 million and accumulated other comprehensive loss of $9.3 million.

The Company provides health care and life insurance benefits to certain retired employees and their dependents. The plans are unfunded and approved claims are paid by the Company. The Company's cost is partially offset by retiree premium contributions. Effective December 31, 2001, the Company curtailed benefits to employees who were not retired as of December 31, 2001 and, accordingly, a net curtailment gain of $3.4 million was recognized in the first quarter of fiscal 2002.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE H - Stockholders' Equity (Deficit)

Comprehensive income (loss) represents the change in stockholders' deficit during the period from non-owner sources. Currently, changes from non-owner sources consist of net loss, foreign currency translation adjustments, derivative instrument reclassifications and minimum pension liability. Total comprehensive loss for the three and six months ended March 29, 2003 was $1.7 million and $85.6 million, respectively, and for the three and six months ended March 30, 2002 was $16.8 million and $24.8 million, respectively.

Activity in Stockholders' Equity (Deficit) is as follows (in thousands):

                                                                                                 Accumulated
                                 Current Year                                                       Other
                                Comprehensive   Common   Contributed   Accumulated   Treasury   Comprehensive
                                Income (Loss)   Stock      Capital       Deficit      Stock     Income (Loss)     Total
                                -------------   ------   -----------   -----------   --------   -------------   ---------
Balance at September 28, 2002                    $124      $41,954      $ (66,973)   $(2,247)     $(20,714)     $ (47,856)
Compensation earned related
   to stock options                                --            6             --         --            --              6
Comprehensive
   income (loss):
Net loss for six months ended
   March 29, 2003                 $(93,858)        --           --        (93,858)        --            --        (93,858)
Foreign currency Translation
   adjustment                        8,534         --           --             --         --         8,534          8,534
Derivative instrument
   reclassifications                  (234)        --           --             --         --          (234)          (234)
                                  --------       ----      -------      ---------    -------      --------      ---------
Total comprehensive
   income (loss)                  $(85,558)
                                  ========
Balance at
   March 29, 2003                                $124      $41,960      $(160,831)   $(2,247)     $(12,414)     $(133,408)
                                                 ====      =======      =========    =======      ========      =========

Accumulated Other Comprehensive Income (Loss) at March 29, 2003 represents a $3.1 million loss related to foreign currency translation adjustment and a $9.3 million loss related to a minimum pension liability.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE I - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                   ---------------------   ---------------------
                                   March 29,   March 30,   March 29,   March 30,
                                      2003        2002        2003        2002
                                   ---------   ---------   ---------   ---------
Current tax provision:
   Federal                           $ --       $(1,200)    $   --      $(1,200)
   State                               --            --         --           13
   Foreign                            314         1,164      1,455        1,978
                                     ----       -------     ------      -------
Total current tax provision           314           (36)     1,455          791

Deferred tax provision:
   Federal                             --            --         --           --
   State                               --            --         --           --
   Foreign                            (36)          132        (68)         247
                                     ----       -------     ------      -------
Total deferred tax provision          (36)          132        (68)         247
                                     ----       -------     ------      -------
Total provision for income taxes     $278       $    96     $1,387      $ 1,038
                                     ====       =======     ======      =======

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

At March 29, 2003, the Company had outstanding net operating loss carryforwards ("NOLs") for U.S. federal tax purposes and for state tax purposes of approximately $164 million and approximately $189 million, respectively. The federal NOLs will expire in years 2018-2022, and the state NOLs will expire in years 2003-2022. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $60.1 million related to domestic and international net operating losses has been established since it is more likely than not that some portion of the deferred tax assets will not be realized.

A deferred tax asset of $3.5 million has been set up to reflect certain mark-to-market adjustments recorded net of tax in accumulated other comprehensive income (loss). An offsetting valuation allowance has been recorded in accumulated other comprehensive income (loss) until such time as the transactions are recognized for tax purposes.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE J - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

In the fourth quarter of fiscal 2001, the Company announced additional actions (the "Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives") taken as a result of the very difficult business environment which the Company continued to operate in throughout fiscal 2001. The Company's goal in taking these actions was future loss avoidance, cost reduction, production capacity rationalization and increased cash flow. The principal manufacturing initiatives included discontinuation of G&L Service Company, the Company's garment making operations in Mexico, and the consolidation of its greige fabrics operations. The discontinuation of G&L Service Company included the closure of the Dimmit facilities in Piedras Negras, Mexico, the Alta Loma facilities in Monclova, Mexico and the Eagle Pass Warehouse in Eagle Pass, Texas. The consolidation of the Company's greige fabrics operations included the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility. In addition to the principal manufacturing initiatives above, the Company also provided for the reduction of approximately 5% of its salaried overhead employees.

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

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the six months ended March 29, 2003 (in thousands):

                                                                          Accrual
                               Accrual Balance                           Balance at
                               at September 28,     Cash     Change in    March 29,
                                     2002         Payments   Estimate       2003
                               ----------------   --------   ---------   ----------
Severance benefits                  $  442          $(4)       $  --       $  438
Lease cancellation and other         1,171           (4)        (240)         927
                                    ------          ---        -----       ------

                                    $1,613          $(8)       $(240)      $1,365
                                    ======          ===        =====       ======

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE J - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

Of the lease cancellation and other accrual balance related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives outstanding at March 29, 2003, $0.9 million is included in liabilities subject to compromise. See Note A - Bankruptcy Filing.

The Company incurred run-out expenses totaling $0.1 million and $0.3 million for the three and six months ended March 29, 2003, respectively. These expenses, which include equipment relocation, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

NOTE K - Fiscal 2000 Strategic Initiatives

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

The table below summarizes the activity related to the plant closing accruals for the six months ended March 29, 2003 (in thousands):

                                                                                     Accrual
                               Accrual Balance                                      Balance at
                               at September 28,     Cash     Usage of   Change in   March 29,
                                     2002         Payments   Reserve    Estimate       2003
                               ----------------   --------   --------   ---------   ---------
Severance benefits                 $  226          $(123)      $ --       $  23       $  126
Lease cancellation and other        1,930             --        (75)       (168)       1,687
                                   ------          -----       ----       -----       ------
                                   $2,156          $(123)      $(75)      $(145)      $1,813
                                   ======          =====       ====       =====       ======

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE K - Fiscal 2000 Strategic Initiatives (Continued)

Of the lease cancellation and other accrual balance related to the Fiscal 2000 Strategic Initiatives outstanding at March 29, 2003, $1.3 million is included in liabilities subject to compromise. See Note A - Bankruptcy Filing.

The Company incurred run-out expenses totaling $0.3 million and $0.7 million for the three and six months ended March 29, 2003, respectively. These expenses, which include equipment relocation, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

NOTE L - Segment Information

The Company's operations are classified into three business segments: Galey & Lord Apparel, Swift Denim and Klopman International. The Company is principally organized around differences in products; however, one segment exists primarily due to geographic location. The business segments are managed separately and distribute products through different marketing channels. Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel fabrics. Swift Denim manufactures and markets a wide variety of denim products for apparel and non-apparel uses. Klopman International manufactures principally workwear and careerwear fabrics as well as woven sportswear apparel fabrics primarily for consumption in Europe.

Through fiscal 2002, the Company reported Home Fashion Fabrics as a separate business segment. Home Fashion Fabrics sells dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories as well as greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing. During fiscal 2002, the Company realigned its Home Fashion Fabrics' management under the control of the Galey & Lord Apparel business unit. Accordingly, Home Fashion Fabrics' operating results are not presented as a separate operating segment effective in fiscal 2003. Prior year financial information has been restated to reflect Home Fashion Fabrics' results included with Galey & Lord Apparel's results for comparative purposes.

The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses, principally net interest expense and income taxes, are excluded from the chief operating decision makers' assessment of segment performance. Accordingly, such expenses have not been allocated to segment results. The corporate segment's operating loss represents principally the administrative expenses from the Company's various holding companies. Additionally, the corporate segment assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE L - Segment Information (Continued)

Information about the Company's operations in its different industry segments for the three and six months ended March 29, 2003 and March 30, 2002 is as follows (in thousands):

                                                  Three Months Ended       Six Months Ended
                                                 ---------------------   ---------------------
                                                 March 29,   March 30,   March 29,   March 30,
                                                   2003        2002        2003        2002
                                                 ---------   ---------   ---------   ---------
Net Sales to External Customers
   Galey & Lord Apparel                           $ 58,899    $ 70,854    $126,234    $133,595
   Swift Denim                                      53,090      65,561     100,516     109,522
   Klopman International                            34,544      31,567      63,148      61,311
                                                  --------    --------    --------    --------
   Consolidated                                   $146,533    $167,982    $289,898    $304,428
                                                  ========    ========    ========    ========

Operating Income (Loss)
   Galey & Lord Apparel                           $   (927)   $ (2,162)   $    310    $ (5,259)
   Swift Denim                                         578       2,881       5,066      13,378
   Klopman International                             1,438       1,312       3,123       2,002
   Corporate                                          (169)       (466)       (292)     (1,973)
                                                  --------    --------    --------    --------
                                                       920       1,565       8,207       8,148
Interest expense                                     5,392       9,372      11,052      22,572
Income from associated companies/(1)/               (2,303)     (1,914)     (4,847)     (4,240)
Reorganization items/(2)/                            3,699       9,881       7,065       9,881
                                                  --------    --------    --------    --------
Loss before income taxes and cumulative effect
   of accounting change                           $ (5,868)   $(15,774)   $ (5,063)   $(20,065)
                                                  ========    ========    ========    ========

                                                           March 29,   March 30,
                                                             2003         2002
                                                           ---------   ---------
Assets/(3)/
   Galey & Lord Apparel/(4)/                                $211,959    $251,305
   Swift Denim/(5)/                                          245,903     337,668
   Klopman International                                     116,502     104,294
   Corporate                                                  69,802      71,810
                                                            --------    --------
                                                            $644,166    $765,077
                                                            ========    ========

/(1)/ Net of amortization of $0, $163, $0, and $326, respectively. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), on September 29, 2002 (the beginning of the Company's fiscal 2003). Upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests.
/(2)/ Reorganization items for the three months and six months ended March 29, 2003 include $2.1 million and $3.9 million, respectively, of professional fees associated with the Chapter 11 Filings and $1.6 million and $3.2 million, respectively, of expenses related to incentive and retention programs. Reorganization items for the three months and six months ended March 30, 2002 include $7.7 million for the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of the related deferred financing fees and $2.2 million of professional fees associated with the Chapter 11 Filings.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE L - Segment Information (Continued)

/(3)/ Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.
/(4)/ Upon adoption of FAS 142, Galey & Lord Apparel recorded a goodwill impairment write-off of $0.8 million. This was reported as a cumulative effect of an accounting change, retroactive to the first day of fiscal 2003.
/(5)/ Upon adoption of FAS 142, Swift Denim recorded a goodwill impairment write-off of $64.4 million and an other intangible assets impairment write-down of $22.2 million. This was reported as a cumulative effect of an accounting change, retroactive to the first day of fiscal 2003.

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE M - Supplemental Condensed Consolidating Financial Information

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

                                                                   March 29, 2003
                                         ---------------------------------------------------------------------
                                                                   (in thousands)
                                                                        Non-
                                                       Guarantor      Guarantor
Financial Position                        Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
--------------------------------------   ---------   ------------   ------------   ------------   ------------
Current assets:
   Trade accounts receivable             $      --     $  81,346      $  39,485      $      --     $ 120,831
   Inventories                                  --       128,760         43,416             --       172,176
   Other current assets                      2,131        27,413         13,972             --        43,516
                                         ---------     ---------      ---------      ---------     ---------
      Total current assets                   2,131       237,519         96,873             --       336,523
Property, plant and equipment, net              --       155,977         82,999             --       238,976
Intangibles                                     --        26,127             --             --        26,127
Other assets                              (101,847)        6,007         35,337        103,043        42,540
                                         ---------     ---------      ---------      ---------     ---------
                                         $ (99,716)    $ 425,630      $ 215,209      $ 103,043     $ 644,166
                                         =========     =========      =========      =========     =========

Liabilities not subject to compromise:
Current liabilities:
   Long-term debt - current              $ 297,583     $   5,275      $   1,958      $      --     $ 304,816
   Trade accounts payable                       53        14,826         18,124             --        33,003
   Accrued liabilities                      21,836        35,813         14,913            (22)       72,540
   Other current liabilities                    --           932          3,015             --         3,947
                                         ---------     ---------      ---------      ---------     ---------
      Total current liabilities            319,472        56,846         38,010            (22)      414,306

Long-term debt                                  --           305         20,656             --        20,961
Other non-current liabilities                  (57)          770         14,172             --        14,885
                                         ---------     ---------      ---------      ---------     ---------
Total liabilities not subject to
   compromise                              319,415        57,921         72,838            (22)      450,152
Net intercompany balance                  (598,628)      653,187        (54,559)            --            --
Liabilities subject to compromise          312,905        14,517             --             --       327,422
Stockholders' equity (deficit)            (133,408)     (299,995)       196,930        103,065      (133,408)
                                         ---------     ---------      ---------      ---------     ---------
                                         $ (99,716)    $ 425,630      $ 215,209      $ 103,043     $ 644,166
                                         =========     =========      =========      =========     =========

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                   (Unaudited)

NOTE M - Supplemental Condensed Consolidating Financial Information (Continued)

                                                                   March 30, 2002
                                         ---------------------------------------------------------------------
                                                                   (in thousands)
                                                                        Non-
                                                       Guarantor      Guarantor
Financial Position                        Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
--------------------------------------   ---------   ------------   ------------   ------------   ------------
Current assets:
   Trade accounts receivable             $      --     $  98,167     $  42,938      $      --       $141,105
   Inventories                                  --       137,222        38,605             --        175,827
   Other current assets                      2,163        10,052        34,220         (1,285)        45,150
                                         ---------     ---------     ---------      ---------       --------
      Total current assets                   2,163       245,441       115,763         (1,285)       362,082
Property, plant and equipment, net              --       167,501        74,773             --        242,274
Intangibles                                     --       113,015            --             --        113,015
Other assets                                16,609         5,655        36,293        (10,851)        47,706
                                         ---------     ---------     ---------      ---------       --------
                                         $  18,772     $ 531,612     $ 226,829      $ (12,136)      $765,077
                                         =========     =========     =========      =========       ========

Liabilities not subject to compromise:
Current liabilities:
   Long-term debt - current              $ 327,383     $   5,537     $   1,728      $      --       $334,648
   Trade accounts payable                       --        15,312        17,961             --         33,273
   Accrued liabilities                      12,575        23,257        12,164            (15)        47,981
   Other current liabilities                    --         1,025         5,448             --          6,473
                                         ---------     ---------     ---------      ---------       --------
      Total current liabilities            339,958        45,131        37,301            (15)       422,375

Long-term debt                                  --           780        34,498             --         35,278
Other non-current liabilities               (1,489)        7,103        11,767         (1,285)        16,096
                                         ---------     ---------     ---------      ---------       --------
Total liabilities not                      338,469        53,014        83,566         (1,300)       473,749
 subject to compromise
Net intercompany balance                  (595,232)      621,433       (26,201)            --             --
Liabilities subject to compromise          312,775        15,793            --             --        328,568
Stockholders' equity (deficit)             (37,240)     (158,628)      169,464        (10,836)       (37,240)
                                         ---------     ---------     ---------      ---------       --------
                                         $  18,772     $ 531,612     $ 226,829      $ (12,136)      $765,077
                                         =========     =========     =========      =========       ========

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                  (Unaudited)

NOTE M - Supplemental Condensed Consolidating Financial Information (Continued)

                                                       Three Months Ended March 29, 2003
                                      -------------------------------------------------------------------
                                                                   (in thousands)
                                                                   Non-
                                                 Guarantor      Guarantor
                                       Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      -------   ------------   ------------   ------------   ------------
Results of Operations
-----------------------------------

Net sales                             $    --     $ 98,116       $50,766        $(2,349)       $146,533

Gross profit                               --        4,714         3,716             --           8,430

Operating income (loss)                   (91)        (176)        1,187             --             920

Reorganization items                    3,699           --            --             --           3,699

Interest expense, income taxes, and
   other, net                          (8,800)      13,838        (1,671)            --           3,367

Cumulative effect of accounting
   change (net of applicable income
   taxes)                                  --           --            --             --              --

Net income (loss)                     $ 5,010     $(14,014)      $ 2,858        $    --        $ (6,146)

                                                         Six Months Ended March 29, 2003
                                      --------------------------------------------------------------------
                                                                   (in thousands)
                                                                   Non-
                                                  Guarantor      Guarantor
                                       Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      --------   ------------   ------------   ------------   ------------
Results of Operations
-----------------------------------

Net sales                             $     --    $ 198,746        $96,312       $(5,160)       $289,898

Gross profit                                --       13,268          9,428            --          22,696

Operating income (loss)                   (114)       3,824          4,497            --           8,207

Reorganization items                     7,065           --             --            --           7,065

Interest expense, income taxes and
   other, net                          (17,202)      27,418         (2,624)           --           7,592

Cumulative effect of accounting
   change (net of applicable income
   taxes)                                   --       87,408             --            --          87,408

Net income (loss)                     $ 10,023    $(111,002)       $ 7,121       $    --        $(93,858)

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                  (Unaudited)

NOTE M - Supplemental Condensed Consolidating Financial Information (Continued)

                                           Three Months Ended March 30, 2002
                          -------------------------------------------------------------------
                                                     (in thousands)
                                                       Non-
                                      Guarantor      Guarantor
                          Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                          -------   ------------   ------------   ------------   ------------
Results of Operations
-----------------------

Net sales                 $    --     $116,124       $52,666         $(808)        $167,982

Gross profit                   --        4,460         6,586            --           11,046

Operating income (loss)      (284)      (2,194)        4,043            --            1,565

Reorganization items        9,881           --            --            --            9,881

Interest expense,
   income taxes and
   other, net              (7,914)      15,512           (44)           --            7,554

Net income (loss)         $(2,251)    $(17,706)      $ 4,087         $  --         $(15,870)

                                             Six Months Ended March 30, 2002
                          --------------------------------------------------------------------
                                                      (in thousands)
                                                        Non-
                                       Guarantor      Guarantor
                          Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                          -------    ------------   ------------   ------------   ------------
Results of Operations
-----------------------
Net sales                 $     --     $211,822        $94,653       $(2,047)       $304,428

Gross profit                    --       11,768         10,844            --          22,612

Operating income (loss)     (1,598)       2,566          7,180            --           8,148

Reorganization items         9,881           --             --            --           9,881

Interest expense,
   income taxes and
   other, net              (13,287)      33,402           (745)           --          19,370

Net income (loss)         $  1,808     $(30,836)       $ 7,925       $    --        $(21,103)

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                  (Unaudited)

NOTE M - Supplemental Condensed Consolidating Financial Information (Continued)

                                                               Six Months Ended March 29, 2003
                                          --------------------------------------------------------------------
                                                                        (in thousands)
                                                                        Non-
                                                      Guarantor      Guarantor
                                           Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                          --------   ------------   ------------   ------------   ------------
Cash Flows
--------------------------------------

Cash provided by (used in) operating
   activities                             $ 13,683     $(18,579)      $ 5,487          $ --         $    591

Cash provided by (used in) investing
   activities                                   (5)      (5,827)        3,984            --           (1,848)

Cash provided by (used in) financing
   activities                              (13,671)      12,950        (9,455)           --          (10,176)

Effect of exchange rate change on cash
   and cash equivalents                         --           --           359            --              359
                                          --------     --------       -------          ----         --------

Net change in cash and cash equivalents          7      (11,456)          375            --          (11,074)

Cash and cash equivalents at
   beginning of period                          15       33,781         5,579            --           39,375
                                          --------     --------       -------          ----         --------

Cash and cash equivalents at end
  of period                               $     22     $ 22,325       $ 5,954          $ --         $ 28,301
                                          ========     ========       =======          ====         ========

                               GALEY & LORD, INC.
                             (DEBTORS-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                                 March 29, 2003
                                  (Unaudited)

NOTE M - Supplemental Condensed Consolidating Financial Information (Continued)

                                               Six Months Ended March 30, 2002
                          --------------------------------------------------------------------
                                                     (in thousands)
                                                        Non-
                                       Guarantor     Guarantor
                           Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                          --------   ------------   ------------   ------------   ------------
Cash Flows
-----------------------

Cash provided by
   (used in) operating
   activities             $ 10,881     $(29,640)      $ 4,807         $     3       $(13,949)

Cash provided by
   (used in) investing
   activities                 (650)       3,744        12,066          (8,294)         6,866

Cash provided by
   (used in) financing
   activities              (10,221)      23,280         5,135           8,291         26,485

Effect of exchange
   rate change on cash
   and cash equivalents         --           --          (158)             --           (158)
                          --------     --------       -------         -------       --------

Net change in cash
   and cash equivalents         10       (2,616)       21,850              --         19,244

Cash and cash
   equivalents at
   beginning of period           5        4,623         4,529              --          9,157
                          --------     --------       -------         -------       --------

Cash and cash
   equivalents at end
   of period              $     15     $  2,007       $26,379         $    --       $ 28,401
                          ========     ========       =======         =======       ========

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession ("DIP") financing with First Union National Bank (the "Agent") and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. For a description of the DIP Financing Agreement, see "--Liquidity and Capital Resources."

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

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors. These programs include:

     Stay Bonus and Emergence Plans - These plans provide for payments totaling $5.2 million for 62 employees including executive officers. Payments under the Stay Bonus Plan are in four equal payments beginning in August 2002 and ending the later of June 2003 or upon emergence. The Emergence Plan provides for a single payment upon emergence.

     Enhanced Severance Program - Pursuant to this program, certain employees, including executive officers, are entitled to "enhanced" severance payments under certain terms and conditions.

     Discretionary Transition Payment Plan - This plan allows the Debtors to offer incentives to certain employees during a transition period at the end of which such employees would be terminated, in the event such incentives become necessary (the Debtors have no current plans to significantly reduce headcount).

     Discretionary Retention Pool - This plan provides the Chief Executive Officer discretionary authority to offer incentives to employees (including new employees) not otherwise participating in other portions of the program.

     Performance Incentive Plan - The Debtors filed a motion for approval of a proposed performance incentive plan, pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved. The Debtors voluntarily withdrew that motion without prejudice to their right to seek the relief requested therein at a later date.

The Debtors have also received authority to conduct certain other transactions that might be considered "outside the ordinary course" of business. The Debtors have sought and received authority to pay certain pre-petition personal and property taxes, to sell certain identified assets, to enter into certain financing agreements, and to retain a real estate professional to market and sell certain unused properties.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, "assumption" means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, "rejection" means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered three orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002, December 11, 2002, and April 17, 2003, the Bankruptcy Court extended this deadline up through and including August 14, 2003. The Debtors are in the process of reviewing their remaining executory contracts to determine which, if any, they will reject. At this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

The Bankruptcy Court established October 1, 2002 as the "bar date" as of which all claimants are required to submit and characterize claims against the Debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Company. The ultimate amount of the claims allowed by the Court against the Company could be significantly different than the amount of the liabilities recorded by the Company.

The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. The Plan could also involve the sale of the Debtors' assets and/or stock. It is also possible that a sale of the Debtors' assets and/or stock could be accomplished outside a plan of reorganization. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. As of the date hereof, the Bankruptcy Court had entered four orders collectively extending the Debtors' exclusive right to file a Plan through and including May 30, 2003, and extending the Debtors' exclusive right to solicit acceptances of such plan through and including August 4, 2003. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

On or about April 4, 2003, the Official Committee of General Unsecured Creditor (the "Committee") filed a motion seeking the appointment of an examiner in the Debtors' cases pursuant to Sections 1104(c)(1), 1104(c)(2) and 105(a) of the Bankruptcy Code and Bankruptcy Rules 2007.1 and 9014, and seeking an injunction prohibiting the Debtors from filing a Plan for at least 90 days from the appointment of such examiner. Both the Debtors and the agent for the Debtors' pre-petition secured lenders filed objections to this motion, objecting to the relief requested therein and the purported factual predicate therefore. Consideration of this motion, originally scheduled for April 29, 2003, has been adjourned until May 15, 2003. There is no assurance that the motion will not be granted, that an examiner will not be appointed, or that an injunction will not be placed on the Debtors prohibiting them from filing a Plan for 90 days or longer.

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

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of March 29, 2003 are identified below (in thousands):

9 1/8% Senior Subordinated Notes                                        $300,000
Interest accrued on above debt                                            12,775
Accounts payable                                                          11,407
Liability for rejected leases                                              2,165
Other accrued expenses                                                     1,075
                                                                        --------
                                                                        $327,422
                                                                        ========

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $3.7 million and $7.1 million associated with the Chapter 11 Filings for the three and six months ended March 29, 2003, respectively. Of these charges, $2.1 million and $3.9 million for the three and six months ended March 29, 2003, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings and $1.6 million and $3.2 million for the three and six months ended March 29, 2003, respectively, were related to incentive and retention programs. The Company recognized a charge of $9.9 million associated with the Chapter 11 Filings for the three months ended March 30, 2002. Approximately $7.7 million of this charge related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees. In addition, the Company incurred $2.2 million for fees payable to professionals retained to assist with the Chapter 11 Filings.

Results of Operations

The Company's operations are primarily classified into three operating segments:
(1) Galey & Lord Apparel, (2) Swift Denim and (3) Klopman International.

Through fiscal 2002, the Company reported Home Fashion Fabrics as a separate business segment. During fiscal 2002, the Company realigned its Home Fashion Fabrics' management under the control of the Galey & Lord Apparel business unit. Accordingly, Home Fashion Fabrics' operating results are not presented as a separate operating segment effective in fiscal 2003. Prior year financial information has been restated to reflect Home Fashion Fabrics' results included with Galey & Lord Apparel's results for comparative purposes.

Results for the three and six months ended March 29, 2003 and March 30, 2002 for each segment are shown below:

                                       Three Months Ended        Six Months Ended
                                      ----------------------   ----------------------
                                       March 29,   March 30,    March 29,   March 30,
                                         2003        2002         2003        2002
                                       ---------   ---------    ---------   ---------
                                      (Amounts in thousands)   (Amounts in thousands)
Net Sales per Segment
   Galey & Lord Apparel                $ 58,899    $ 70,854     $126,234    $133,595
   Swift Denim                           53,090      65,561      100,516     109,522
   Klopman International                 34,544      31,567       63,148      61,311
                                       --------    --------     --------    --------
   Total                               $146,533    $167,982     $289,898    $304,428
                                       ========    ========     ========    ========
Operating Income (Loss) per Segment
   Galey & Lord Apparel                $   (927)   $ (2,162)    $    310    $ (5,259)
   Swift Denim                              578       2,881        5,066      13,378
   Klopman International                  1,438       1,312        3,123       2,002
   Corporate                               (169)       (466)        (292)     (1,973)
                                       --------    --------     --------    --------
                                       $    920    $  1,565     $  8,207    $  8,148
                                       ========    ========     ========    ========

March Quarter 2003 Compared to March Quarter 2002

Net Sales

Net sales for the March quarter 2003 (second quarter of fiscal 2003) were $146.5 million as compared to $168.0 million for the March quarter 2002 (second quarter of fiscal 2002). The sales decrease was primarily attributable to a decline in domestic customer demand for apparel products as retail sales were adversely impacted by the overall economic conditions.

Galey & Lord Apparel Galey & Lord Apparel's net sales for the March quarter 2003 were $58.9 million, a $12.0 million decrease as compared to the March quarter 2002 net sales of $70.9 million. The decrease in net sales primarily resulted from a decline in apparel fabric sales volume of approximately 15.7% partially offset by an improvement in mix. Approximately $2.0 million of the sales decline resulted from reduced sales volume from the Home Fashion Fabrics business.

Swift Denim Swift Denim's net sales for the March quarter 2003 were $53.1 million as compared to $65.6 million in the March quarter 2002. The $12.5 million decrease was primarily attributable to a 24.0% decrease in volume partially offset by a 6.2% improvement in sales mix.

Klopman International Klopman International's net sales for the March quarter 2003 were $34.5 million, a $2.9 million increase as compared to the March quarter 2002 net sales of $31.6 million. The increase was primarily attributable to a 22.4% increase in net sales due to exchange rates used in translation offset by a 9.1% decrease in sales volume.

Operating Income (Loss)

Operating income for the March quarter 2003 was $0.9 million as compared to $1.6 million for the March quarter 2002.

Galey & Lord Apparel Galey & Lord Apparel's operating loss was $0.9 million for the March quarter 2003 as compared to $2.2 million operating loss for the March quarter 2002. Approximately $0.8 million of the operating loss decrease was due to a fixed asset impairment charge and run-out costs incurred in March quarter 2002 as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The balance of the operating loss decrease was principally due to reduced lower-of-cost-or-market adjustment (LCM) for last-in, first-out (LIFO) inventories, improved manufacturing productivity, and reduced selling expenses, partially offset by higher raw material costs and reduced apparel fabric sales due to a continuing decline in the market.

Swift Denim Swift Denim's operating income was $0.6 million for the March quarter 2003 compared to $2.9 million for the March quarter 2002. The decrease in Swift Denim's operating income was principally due to lower sales volume, price pressure due to competition and unfavorable variances due to manufacturing inefficiencies and higher raw material and energy costs. In addition, in the March Quarter 2002, Swift recognized a reduction of LCM reserves of approximately $1.0 million due to the change in method of accounting for inventories to the LIFO inventory method effective September 30, 2001. These decreases were partially offset by an improvement in sales mix and an improvement of approximately $0.5 million related to run-out expenses incurred in connection with the Fiscal 2000 Strategic Initiatives. Further, upon adoption of Statement of Financial Accounting Standards No.

142, "Goodwill and Other Intangible Assets", effective as of the beginning of the Company's fiscal 2003, the Company ceased amortizing its goodwill and intangible assets resulting in an improvement in operating income of approximately $0.8 million.

Klopman International Klopman International's operating income in the March quarter 2003 increased $0.1 million to $1.4 million as compared to the March quarter 2002 operating income of $1.3 million. The increase was principally due to improved manufacturing variances of $0.6 million, reduced agent commissions of $0.4 million, and reduced freight and discounts of $0.1 million partially offset by lower sales volume and mix of $0.3 million and lower selling prices of $0.7 million.

Corporate The corporate segment reported an operating loss for the March quarter 2003 of $0.2 million as compared to an operating loss for the March quarter 2002 of $0.5 million. The corporate segment's operating loss typically represents the administrative expenses from the Company's various holding companies.

Income from Associated Companies

Income from associated companies was $2.3 million in the March quarter 2003 as compared to $1.9 million in the March quarter 2002. The income represents amounts from several joint venture interests that manufacture and sell denim products. The increase in income from associated companies was principally due to the favorable impact of foreign currency exchange rates used in translation and improved results in the March quarter 2003 over the March quarter 2002 of the Swift Denim-Hidalgo joint venture partially offset by the Company's decreased ownership percentage in its European joint ventures.

Interest Expense

Interest expense was $5.4 million for the March quarter 2003 compared to $9.4 million for the March quarter 2002. The decrease in interest expense was primarily due to the discontinuation of the 9 1/8% Senior Subordinated Notes ("Subordinated Notes") interest accrual as of the Filing Date and lower prime and LIBOR base rates in the March quarter 2003 as compared to the March quarter 2002. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in the March quarter 2003 was 5.35% per annum as compared to 5.74% per annum in the March quarter 2002.

Income Taxes

The Company's overall tax rate for the March quarter 2003 differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

Net Loss and Net Loss Per Share

The Company reported a net loss for the March quarter 2003 of $6.1 million or $0.51 per common share compared to a net loss for the March quarter 2002 of $15.9 million or $1.32 per common share. The net loss of $6.1 million for the March quarter 2003 included $3.7 million of reorganization costs and $0.4 million of run-out costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives. The net loss of $15.9 million for the March quarter 2002 included $9.9 million of reorganization costs and $1.7 million of run-out costs and restructuring adjustments related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives.

First Six Months of Fiscal 2003 Compared to First Six Months of Fiscal 2002

Net Sales

Net sales for the first six months of fiscal 2003 were $289.9 million as compared to $304.4 million for the first six months of fiscal 2002. The sales decrease was primarily attributable to a decline in domestic customer demand for apparel products as retail sales were adversely impacted by the overall economic conditions.

Galey & Lord Apparel Galey & Lord Apparel's net sales for the first six months of fiscal 2003 were $126.2 million, a $7.4 million decrease as compared to the first six months of fiscal 2002 net sales of $133.6 million. Approximately $4.9 million of the sales decline resulted from reduced volume from the Home Fashion Fabrics business. The decline was also due to a decrease in apparel fabric sales volume of approximately 3.1% offset partially by an improved product mix.

Swift Denim Swift Denim's net sales for the first six months of fiscal 2003 were $100.5 million as compared to $109.5 million in the first six months of fiscal 2002. The $9.0 million decrease was primarily attributable to a 11.3% decrease in volume partially offset by a 5.0% improvement in sales mix.

Klopman International Klopman International's net sales for the first six months of fiscal 2003 were $63.1 million, a $1.8 million increase as compared to the first six months of fiscal 2002's net sales of $61.3 million. The increase was primarily attributable to a 17.1% increase in net sales due to exchange rates used in translation partially offset by a 12.6% decrease in sales volume.

Operating Income (Loss)

Operating income for the first six months of fiscal 2003 was $8.2 million as compared to $8.1 million for the first six months of fiscal 2002.

Galey & Lord Apparel Galey & Lord Apparel's operating income was $0.3 million for the first six months of fiscal 2003 as compared to a $5.3 million operating loss for the first six months of fiscal 2002. The increase in operating income was due to lower manufacturing costs and improved manufacturing productivity, reduced LCM adjustment for LIFO inventories and reduced costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, partially offset by reduced apparel fabric sales due to a continuing decline in the market, lower selling prices due to price competition, higher raw material costs and changes in product mix.

Swift Denim Swift Denim's operating income was $5.1 million for the first six months of fiscal 2003 compared to $13.4 million for the first six months of fiscal 2002. The decrease in Swift Denim's operating income was due to a number of factors, principally lower sales volume, price pressure due to competition and unfavorable variances due to manufacturing inefficiencies and higher raw material, labor and energy costs. In the prior year, Swift also recognized a reduction of LCM reserves of approximately $2.3 million due to the change in method of accounting for inventories to the LIFO inventory method effective September 30, 2001. In addition, in the December quarter of fiscal 2002, Swift recognized a benefit curtailment gain of $3.4 million related to the curtailment of postretirement benefits for employees not retired as of December 31, 2001. These decreases are partially offset by an improvement in sales mix and an improvement of approximately $0.7 million related to run-out expenses incurred in connection with the Fiscal 2000 Strategic Initiatives. In addition, upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective as of the beginning of the Company's fiscal 2003, the Company ceased amortizing its goodwill and intangible assets resulting in an improvement in operating income of approximately $1.6 million.

Klopman International Klopman International's operating income in the first six months of fiscal 2003 increased $1.1 million to $3.1 million as compared to the first six months of fiscal 2002's operating income of $2.0 million. The increase was principally due to improved manufacturing variances of $1.8 million, reduced agent commissions of $0.6 million, and reduced freight and discounts of $0.5 million partially offset by lower sales volume and mix of $1.0 million and lower selling prices of $0.9 million.

Corporate The corporate segment reported an operating loss for the first six months of fiscal 2003 of $0.3 million as compared to an operating loss for the first six months of fiscal 2002 of $2.0 million. The corporate segment's operating loss typically represents the administrative expenses from the Company's various holding companies, however, the first six months of fiscal 2002 included financial advisor fees of $1.1 million.

Income from Associated Companies

Income from associated companies was $4.8 million in the first six months of fiscal 2003 as compared to $4.2 million in the first six months of fiscal 2002. The income represents amounts from several joint venture interests that manufacture and sell denim products. The increase in income from associated companies was principally due to improved results in the first six months of fiscal 2003 over the first six months of fiscal 2002 of the Swift Denim-Hidalgo joint venture and the favorable impact of foreign currency exchange rates used in translation partially offset by the Company's decreased ownership percentage in its European joint ventures.

Interest Expense

Interest expense was $11.1 million for the first six months of fiscal 2003 compared to $22.6 million for the first six months of fiscal 2002. The decrease in interest expense was primarily due to the discontinuation of the Subordinated Notes interest accrual as of the Filing Date and lower prime and LIBOR base rates in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in the first six months of fiscal 2003 was 5.51% per annum as compared to 6.0% per annum in the first six months of fiscal 2002.

Income Taxes

The Company's overall tax rate differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

Cumulative Effect of an Accounting Change

The Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" retroactive to the beginning of fiscal 2003 and, accordingly, recorded goodwill impairment charges of $0.8 million at Galey & Lord Apparel and goodwill and trademark impairment charges of $86.6 million at Swift Denim.

Net Loss and Net Loss Per Share

The Company reported a net loss for the first six months of fiscal 2003 of $93.9 million or $7.82 per common share compared to a net loss for the first six months of fiscal 2002 of $21.1 million or $1.76 per common share. The net loss of $93.9 million for the first six months of fiscal 2003 included $87.4 million (net of applicable income taxes), or $7.28 per common share, related to the cumulative effect of an accounting change, $7.1 million of reorganization costs and $0.6 of run-out costs and restructuring adjustments related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives. The net loss of $21.1 million for the first six months of fiscal 2002 included $9.9 million of reorganization costs and $3.4 million of run-out costs and restructuring adjustments related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives.

Order Backlog

The Company's order backlog at March 29, 2003 was $92.3 million, a 33.3% decrease from the March 30, 2002 backlog of $138.3 million. Over the past several years, many apparel manufacturers, including many of the Company's customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not be as meaningful as they have in the past with regard to the Company's future sales.

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

The Company and its subsidiaries had cash and cash equivalents totaling $28.3 million and $28.4 million at March 29, 2003 and March 30, 2002, respectively. As a result of the Chapter 11 Filings, the Company's ability to borrow under its Senior Credit Facility (as defined below) was frozen and replaced with the Company's DIP Financing Agreement (as defined below). As of March 29, 2003, the Company's borrowing availability under its DIP Financing Agreement was $68.8 million. As of March 29, 2003, the Company's Canadian operations also had a total of U.S. $9.6 million of revolving credit borrowing availability under the Canadian Loan Agreement (as defined below).

During the March quarter 2003, the Company primarily utilized its available cash and revolving credit borrowings under the Canadian Loan Facility to fund the Company's operating and investing requirements.

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

Debtor-in-Possession Financing Agreement

Under the terms of the final DIP financing agreement (the "DIP Financing Agreement") among the company and the Debtor subsidiaries and First Union National Bank (the "Agent") and Wachovia Securities, Inc., the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. As a result, $0.4 million of deferred debt fees related to the DIP financing agreement were written off in the September quarter 2002. The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company's option, of either
(i) (a) the higher of the prime rate or the federal funds rate plus .50% plus
(b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of (A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .50% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

Borrowings under the DIP Financing Agreement are guaranteed by each of the Debtor subsidiaries. In general, such borrowings constitute allowed super-priority administrative expense claims and are secured by (i) a perfected first priority lien pursuant to Section 364(c)(2) of the Code, upon all property of the Company and the Debtor subsidiaries that was not subject to a valid, perfected and non-avoidable lien on the Filing Date, (ii) a perfected junior lien, pursuant to Section 364(c)(3) of the Code upon all property of the Company and the Debtor subsidiaries already subject to valid, perfected, non-avoidable liens, and (iii) a perfected first priority senior priming lien, pursuant to
Section 364(d)(1) of the Code, upon all property of the Company and the Debtor subsidiaries already subject to a lien that presently secures the Company's and the Debtor subsidiaries' pre-petition indebtedness under the existing pre-petition credit agreement, whether created prior to or after the Filing Date (subject to certain specific existing or subsequently perfected liens). This security interest is subject to certain explicit exceptions.

The DIP Financing Agreement contains covenants restricting the Company and the Guarantors from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At March 29, 2003, the Company was in compliance with the covenants of the DIP Financing Agreement.

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

As a result of the February 2001 funding of the Company's Canadian Loan Agreement (as defined below), the Company repaid $12.7 million in principal on its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

During the March quarter 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). (See "--Liquidity and Capital Resources" above)

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Senior Credit Facility. (See "--Bankruptcy Filing" above)

Pre-Petition Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes Due 2008 (the "Notes"). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under the Securities Act of 1933. Net proceeds from the offering of $289.3 million (net of initial purchaser's discount and offering expenses) were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility. Interest on the Notes is payable on March 1 and September 1 of each year.

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

Italian Loan Agreements

The Company's wholly-owned Italian subsidiary, Klopman International S.r.l., had net borrowings of approximately $13.5 million outstanding under various unsecured bank line-of-credit agreements as of March 29, 2003. The average interest rate on these borrowings was 3.80% per annum for the three and six months ended March 29, 2003 and the various line-of-credit agreements renew automatically. The amount of outstanding credit allowed is subject to periodic review by the issuing banks. As of March 29, 2003, total unused credit under these agreements was approximately $38.5 million.

In addition, Klopman has an Italian government term loan of approximately $1.5 million. The term loan requires principal and interest payments through March 2011. The interest rate on such term loan is 4.11% per annum.

Canadian Loan Agreement

In February 2001, the Company's wholly-owned Canadian subsidiary, Drummondville Services Inc. ("Drummondville"), entered into a Loan Agreement (the "Canadian Loan Agreement") with Congress Financial Corporation (Canada), as lender. The Canadian Loan Agreement provides for (i) a revolving line of credit under which Drummondville may borrow up to an amount equal to the lesser of U.S. $16.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory of Drummondville, as defined in the Canadian Loan Agreement), and (ii) a term loan in the principal amount of U.S. $9.0 million.

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Effective July 24, 2002, the term loan was converted to U.S. dollars payable in equal monthly installments of U.S. $150,000 with the unpaid balance repayable in February 2004. Under the Canadian Loan Agreement, the interest rate on Drummondville's borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville's option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.50% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville's option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.00% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.00%, 1.25%, 1.50%, or 1.75% (for borrowings in

Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00%, all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

Drummondville's obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including, without limitation, those limiting Drummondville's ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At March 29, 2003, the Company was in compliance with the covenants of the Canadian Loan Agreement.

Tax Matters

At March 29, 2003, the Company had outstanding net operating loss carryforwards ("NOLs") for U.S. federal tax purposes and for state tax purposes of approximately $164 million and approximately $189 million, respectively. The federal NOLs will expire in years 2018-2022 if unused, and the state NOLs will expire in years 2003-2022 if unused. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $60.1 million related to domestic and international net operating losses has been established since it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Other

The Company expects to spend approximately $13.8 million for capital expenditures in fiscal 2003, of which $7.1 million was spent in the first six months of fiscal 2003. The Company anticipates that approximately 25% of the forecasted capital expenditures will be used to enhance the Company's capacity while the remaining 75% will be used to maintain existing capacity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The Company does not believe that the adoption of FIN 46 will have a material impact on the Company's consolidated financial statements or related disclosures.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Chapter 11 Filings: On February 19, 2002, the Company and each of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-40445 through 02-40456 (ALG)). The Chapter 11 Filings pending for the Debtors are being jointly administered for procedural purposes only. The Debtors' direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 of the Bankruptcy Code and are not the subject of any bankruptcy proceedings.

The accompanying consolidated financial statements are presented in accordance with SOP 90-7. See "--Bankruptcy Filing."

Inventories: Inventories are stated at the lower of cost or market. On September 30, 2001, the Company changed its method of accounting for inventories to the last-in, first-out (LIFO) method for its Swift Denim business which was acquired on January 28, 1998. The LIFO method is used to cost substantially all inventories in the U.S. and Canada. The cost of other inventories is determined by the first-in, first-out (FIFO) method. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company's North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $1.0 million and $2.3 million of lower-of-cost-or-market (LCM) reserves were reversed in the three and six months ended March 30, 2002 due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

Impairment of Goodwill and Other Intangible Assets:

Effective as of the beginning of the Company's fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives (collectively, the "Intangible Assets"). Instead these assets must be tested at least annually for impairment. In the year of adoption, FAS 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the Intangible Assets' carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its carrying value. To the extent the fair value of any reporting unit is less than its carrying value, which would indicate that potential impairment of Intangible Assets exists, a second transitional test is required to determine the amount of impairment.

For purposes of Intangible Assets impairment testing, FAS 142 requires that goodwill be assigned to one or more reporting units. The Company has assigned goodwill to the Swift Denim and Galey & Lord Apparel reporting units. In addition to goodwill, Swift Denim also owns several trademarks whose useful lives are considered to be indefinite.

The Company, with the assistance of an outside consultant, completed the initial transitional assessment of its reporting units in the first quarter of fiscal 2003 and has determined that potential impairment of Intangible Assets exists in both reporting units. During the second quarter of fiscal 2003, the Company completed its assessment and, accordingly, the goodwill balance of $65.2 million ($0.8 million and $64.4 million at the Galey & Lord Apparel and Swift Denim reporting units, respectively) was impaired and $22.2 million of the trademark (Swift Denim reporting unit) was impaired. The impairment write-down resulting from the transitional testing has been reported as a cumulative effect of an accounting change, retroactive to the first day of fiscal 2003. In future years, an impairment review of Intangible Assets will be conducted at least annually, and any impairment charges that are required to be recorded will be charged to operating income.

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

At March 29, 2003 and March 30, 2002, the excess of the Company's investment over its equity in the underlying net assets of its joint venture interests is approximately $9.7 million and $10.0 million, respectively (net of accumulated amortization of $3.0 million and $2.7 million, respectively), and prior to adoption of FAS 142 on September 29, 2002 (the beginning of the Company's fiscal
2003), was being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies. Upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests. However, equity method goodwill will continue to be reviewed in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." The Company believes that no impairment of the equity method goodwill existed at March 29, 2003.

Revenue Recognition: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During the first six months of fiscal 2003 and 2002, invoices issued under these terms represent 12% and 12% of revenue, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company's market risk sensitive instruments by major category at September 28, 2002 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of March 29, 2003, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of March 29, 2003 would have a negative impact of approximately $5.1 million.

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

Foreign currency forward contracts that hedge forecasted sales and purchases and energy purchase contracts are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net gain was not material for the three and six months ended March 29, 2003.

Fair Value Hedging Strategy

The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates.

At March 29, 2003, the Company had no forward contracts or energy purchase contracts outstanding.

Item 4. CONTROLS AND PROCEDURES

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended ("Exchange Act")), management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on a recent evaluation, which was performed within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to March 29, 2003.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           For a discussion of Chapter 11 Filings, see Note A - Bankruptcy Filing in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.    Changes in Securities and Use of Proceeds (not applicable)

Item 3.    Defaults Upon Senior Securities

           The commencement of the Chapter 11 Filings constitutes an event of default under the Senior Credit Facility, the 9 1/8% Senior Subordinated Notes and the Indenture related thereto, and the Company's South Carolina Job and Economic Development Authority Bonds ("JEDA Bonds"). At March 29, 2003, principal in the amount of $300 million and $4.8 million is in default in relation to the 9 1/8% Senior Subordinated Notes and the JEDA Bonds, respectively. The payment of interest accruing under the 9 1/8 % Senior Subordinated Notes and the JEDA Bonds after February 19, 2002 is stayed in connection with the Chapter 11 Filings. At March 29, 2003, $12.8 million of accrued interest expense related to the 9 1/8% Senior Subordinated Notes is recorded on the Company's Consolidated Balance Sheet and is in default. Had the payment of interest not been stayed subsequent to February 19, 2002, an additional $30.6 million of interest would have been accrued and considered in default.

Item 4.    Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.    Other Information (not applicable)

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index

     (b)   Reports on Form 8-K - None

                                  EXHIBIT INDEX

Exhibit                                             Sequential
 Number               Description                    Page No.
-------               -----------                   ----------

10.84      Fourth Amendment to the Galey & Lord
           Retirement Savings Plan (401(k)),
           as Amended and Restated.

99.1       Chief Executive Officer's Certificate
           Pursuant to 18 U.S.C. Section 1350,
           As Adopted Pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002.

99.2       Chief Accounting Officer's Certificate
           Pursuant to 18 U.S.C. Section 1350,
           As Adopted Pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002.

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


                                                          Galey & Lord, Inc.
                                                     ---------------------------
                                                            (Registrant)


                                                     /s/ Leonard F. Ferro
                                                     ---------------------------
                                                     Leonard F. Ferro
                                                     Vice President

May 13, 2003
    Date

CERTIFICATIONS

I, Arthur C. Wiener, certify that:

     1.) I have reviewed this quarterly report on Form 10-Q of Galey & Lord, Inc.;
     2.) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3.) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4.) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5.) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6.) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 13, 2003                                         /s/ Arthur C. Wiener
                                                     ---------------------------
   Date                                              Arthur C. Wiener
                                                     Chairman of the Board
                                                         and President

CERTIFICATIONS

I, Leonard F. Ferro, certify that:

     1.) I have reviewed this quarterly report on Form 10-Q of Galey & Lord, Inc.;
     2.) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3.) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4.) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5.) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6.) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 13, 2003                                         /s/ Leonard F. Ferro
                                                     ---------------------------
   Date                                               Leonard F. Ferro
                                                      Vice President and Chief
                                                         Accounting Officer