Form 10-Q
period 2003-06-28
GALEY & LORD INC
filed 2003-08-12
CIK 884124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-20080

GALEY & LORD, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1593207
(State or other jurisdiction of incorporation or organization)	(IRS Employer (Identification No.)

980 Avenue of the Americas New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 Par Value – 11,996,965 shares outstanding as of August 8, 2003.

INDEX

GALEY & LORD, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 28, 2003 (Unaudited)	June 29, 2002 (Unaudited)	September 28, 2002 *
ASSETS
Current assets:
Cash and cash equivalents	$10,206	$25,489	$39,375
Trade accounts receivable	127,868	156,454	138,554
Sundry notes and accounts receivable	7,231	6,506	5,313
Inventories	176,645	154,336	144,010
Income taxes receivable	3,056	2,855	2,784
Prepaid expenses and other current assets	6,506	6,072	5,788

Total current assets	331,512	351,712	335,824

Property, plant and equipment, at cost	457,031	432,071	426,623
Less accumulated depreciation and amortization	(215,743)	(187,596)	(186,734)

	241,288	244,475	239,889

Investments in and advances to associated companies	37,873	38,042	38,902
Deferred charges, net	1,637	5,848	4,362
Other non-current assets	1,243	1,710	1,284
Intangibles, net	20,627	112,192	113,796

	$634,180	$753,979	$734,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Long-term debt—current	$304,850	$313,026	$310,474
Trade accounts payable	35,717	34,859	32,825
Accrued salaries and employee benefits	40,481	23,813	36,043
Accrued liabilities	31,037	33,615	30,973
Income taxes payable	5,069	4,676	3,815

Total current liabilities	417,154	409,989	414,130
Long-term liabilities:
Long-term debt	15,937	32,350	24,235
Other long-term liabilities	12,802	13,410	12,187

Total long-term liabilities	28,739	45,760	36,422

Deferred income taxes	3,511	3,298	3,609

Total liabilities not subject to compromise	449,404	459,047	454,161

Liabilities subject to compromise	327,415	326,507	327,752

Stockholders’ deficit:
Common stock	124	124	124
Contributed capital in excess of par value	41,960	41,686	41,954
Accumulated deficit	(177,260)	(61,362)	(66,973)
Treasury stock, at cost	(2,247)	(2,247)	(2,247)
Accumulated other comprehensive loss	(5,216)	(9,776)	(20,714)

Total stockholders’ deficit	(142,639)	(31,575)	(47,856)

	$634,180	$753,979	$734,057

*	Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESION)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$150,087	$196,567	$439,985	$500,995
Cost of sales	148,038	180,592	415,240	462,408

Gross profit	2,049	15,975	24,745	38,587
Selling, general and administrative expenses	6,632	7,743	21,499	24,383
Impairment of intangible asset	5,500	—	5,500	—
Amortization of intangibles	—	823	7	2,462
Plant closing costs	—	—	(385)	(440)
Net gain on benefit plan curtailments	—	—	—	(3,375)

Operating income (loss)	(10,083)	7,409	(1,876)	15,557
Interest expense (contractual interest of $12,278 and $37,018 for the three and nine months ended June 28, 2003, respectively, and $13,066 and $38,984 for the three and nine months ended June 29, 2002, respectively)	5,434	6,222	16,486	28,794
Equity in income from associated companies	(1,460)	(1,354)	(6,307)	(5,594)

Income (loss) before reorganization items and income taxes	(14,057)	2,541	(12,055)	(7,643)
Reorganization items	708	4,442	7,773	14,323
Income tax expense (benefit):
Current	1,694	701	3,149	1,492
Deferred	(30)	48	(98)	295

Loss before cumulative effect of accounting change	(16,429)	(2,650)	(22,879)	(23,753)
Cumulative effect of accounting change (net of applicable income taxes of $0)	—	—	87,408	—

Net loss	$(16,429)	$(2,650)	$(110,287)	$(23,753)

Net loss per common share:

Basic and Diluted:

Net loss before cumulative effect of accounting change	$(1.37)	$(0.22)	$(1.91)	$(1.98)
Cumulative effect of accounting change	—	—	7.28	—

Net loss per common share—Basic and Diluted	$(1.37)	$(0.22)	$(9.19)	$(1.98)

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net loss	$(110,287)	$(23,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change (net of applicable income taxes)	87,408	—
Depreciation of property, plant and equipment	22,414	22,155
Impairment of intangible asset	5,500	—
Amortization of intangible assets	7	2,462
Amortization of deferred charges	2,997	2,893
Deferred income taxes	(98)	295
Non-cash compensation	6	808
Loss on disposals of property, plant and equipment	206	60
Undistributed income from associated companies	(6,307)	(5,594)
Impairment of fixed assets	—	898
Net gain on benefit plan curtailments	—	(3,375)
Non-cash reorganization write-offs	—	7,690
Other	(44)	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable—net	16,499	(8,556)
(Increase)/decrease in sundry notes & accounts receivable	(1,768)	(1,221)
(Increase)/decrease in inventories	(27,428)	14,981
(Increase)/decrease in prepaid expenses and other current assets	(247)	(1,458)
(Increase)/decrease in other non-current assets	186	(185)
(Decrease)/increase in accounts payable—trade	(875)	(8,747)
(Decrease)/increase in accrued liabilities	1,362	19,215
(Decrease)/increase in income taxes payable	621	(925)
(Decrease)/increase in other long-term liabilities	(83)	(626)
(Decrease)/increase in plant closing costs	(644)	(7,109)

Net cash provided by (used in) operating activities	(10,575)	9,908

Cash flows from investing activities:
Property, plant and equipment expenditures	(11,113)	(5,749)
Proceeds from sale of property, plant and equipment	58	5,921
Distributions received from associated companies	7,336	5,020
Other	—	2,213

Net cash provided by (used in) investing activities	(3,719)	7,405

Cash flows from financing activities:
Advances/(payments) on revolving lines of credit, net	(407)	(2,420)
Principal payments on long-term debt	(17,194)	(12,765)
Borrowings under existing debt agreements	2,359	17,303
Payment of bank fees and loan costs	(250)	(3,418)

Net cash provided by (used in) financing activities	(15,492)	(1,300)
Effect of exchange rate changes on cash and cash equivalents	617	319

Net increase/(decrease) in cash and cash equivalents	(29,169)	16,332
Cash and cash equivalents at beginning of period	39,375	9,157

Cash and cash equivalents at end of period	$10,206	$25,489

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with First Union National Bank (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement (as defined below), to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million.

Under the terms of the final DIP financing agreement (the “DIP Financing Agreement”), the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit which was reduced to $10 million by the Financing Extension, as defined below) in an amount not exceeding the lesser of $100 million (effective September 24, 2002, such amount was permanently reduced to $75 million and effective July 25, 2003, it was permanently reduced to $50 million) or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company’s option, of either (i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of either (A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .50% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

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

The DIP Financing Agreement contains covenants restricting the Company and the Debtor subsidiaries from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At June 28, 2003, the Company was in compliance with the covenants of the DIP Financing Agreement.

The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

In July 2003, the DIP Financing Agreement was amended, among other things, to extend the maturity date from August 19, 2003 to October 3, 2003 (the “Financing Extension”). The Company has filed a motion seeking, among other things, Bankruptcy Court approval of the Financing Extension. On August 7, 2003, the Bankruptcy Court approved the Financing Extension on an interim basis and is scheduled to consider approval of the Financing Extension on a permanent basis on September 17, 2003. There can be no assurance that the DIP Financing Agreement will be approved on a final basis. In the event that the Financing Extension is not approved, it will expire by its terms on September 19, 2003.

The Financing Extension allows the Company to have a maximum aggregate principal amount of loans and letters of credit outstanding of $25 million and reduces the maximum aggregate amount available for letters of credit from $15 million to $10 million. As part of the Financing Extension, among other things:

i.

Upon the sale of the capital stock of the entities which constitute Klopman International and certain intellectual property rights thereof no less than $24.4 million will be repatriated to the Company and the

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

Company will apply such repatriated funds in accordance with the DIP Financing Agreement, as amended.

ii.	Provide a draft plan of reorganization and disclosure statement by September 15, 2003 to the lenders and the lenders’ agent.

The DIP Financing Agreement was also modified to provide for cash collateral for letters of credit from the proceeds of foreign repatriations, after the repayment of any outstanding loans under the DIP Financing Agreement.

The Company intends to seek an additional extension of the DIP Financing Agreement that will include the establishment of future EBITDA covenants through the extension period. There can be no assurance that the Company will obtain such extension. The Company has no current commitments or arrangements for additional debtor-in-possession financing and, if the DIP Financing Agreement is not extended, there can be no assurance that replacement debtor-in-possession financing will be available on acceptable terms (or that any such financing will be approved by the Bankruptcy Court), or at all.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

Performance Incentive Plan—The Debtors filed a motion for approval of a proposed performance incentive plan, pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved. The Debtors voluntarily withdrew that motion without prejudice to their right to seek the relief requested therein at a later date.

The Debtors have also received authority to conduct certain other transactions that might be considered “outside the ordinary course” of business. The Debtors have sought and received authority to pay certain pre-petition personal and property taxes, to sell certain identified assets, to enter into certain financing agreements, and to retain a real estate professional to market and sell certain unused properties.

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

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. The Plan could also involve the sale of the Debtors’ assets and/or stock. It is also possible that a sale of the Debtors’ assets and/or stock could be accomplished outside a plan of reorganization. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. As of the date hereof, the Bankruptcy Court had entered six orders collectively extending the Debtors’ exclusive right to file a Plan through and including September 9, 2003, and extending the Debtors’ exclusive right to solicit acceptances of

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

such Plan through and including November 3, 2003. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

On or about April 4, 2003, the Official Committee of General Unsecured Creditors (the “Committee”) filed a motion (the “Examiner Motion”) seeking the appointment of an examiner in the Debtors’ cases pursuant to Sections 1104(c)(1), 1104(c)(2) and 105(a) of the Bankruptcy Code and Bankruptcy Rules 2007.1 and 9014, and seeking an injunction prohibiting the Debtors from filing a Plan for at least 90 days from the appointment of such examiner. Both the Debtors and the agent for the Debtors’ pre-petition secured lenders filed objections to this motion, objecting to the relief requested therein and the purported factual predicate therefore. The Committee has withdrawn the Examiner Motion.

On or around June 26, 2003, the Company filed a motion for authority to enter into an engagement agreement (the “Engagement Agreement”) with Alvarez & Marsal, Inc. (“A&M”). A&M will supplement existing management with professionals led by Mr. Peter A. Briggs, a managing director at A&M. Mr. Briggs will serve as chief restructuring officer (“CRO”) and report to Arthur C. Wiener, Chairman and Chief Executive Officer of the Company. Mr. Joseph A. Biondi and certain additional officers (together, the “Additional Officers”) will assist the CRO. On or about June 27, 2003, the Bankruptcy Court entered an order authorizing the Company, on an interim basis and as amended thereby, to enter into the Engagement Agreement, and to retain the CRO and Additional Officers. On or about July 18, 2003, the Bankruptcy Court entered a final order approving the retention of A&M and the CRO and Additional Officers.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

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

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a Plan which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to extend the term and maturity of the DIP Financing Agreement beyond August 19, 2003 or find alternative debtor-in-possession financing, its ability to comply with the DIP Financing Agreement or any alternative financing arrangement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved Plan and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of June 28, 2003 are identified below (in thousands):

9 1/8% Senior Subordinated Notes	$300,000
Interest accrued on above debt	12,775
Accounts payable	11,400
Liability for rejected leases	2,165
Other accrued expenses	1,075

$327,415

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $0.7 million and $7.8 million associated with the Chapter 11 Filings for the three and nine months ended June 28, 2003, respectively. Of these charges, $2.3 million and $6.2 million for the three and nine months ended June 28, 2003, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings and $(1.6) million and $1.6 million for the three months and nine months ended June 28, 2003,

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE A—Bankruptcy Filing (Continued)

respectively, were related to incentive and retention programs. During the June quarter 2003, the Company reversed a $2.6 million accrual related to an incentive program. The Company recognized a charge of $4.4 million and $14.3 million associated with the Chapter 11 Filings for the three and nine months ended June 29, 2002, respectively. Of these charges, $2.9 million and $5.1 million for the three and nine months ended June 29, 2002, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings. In addition, $1.5 million for both the three and nine months ended June 29, 2002 was related to incentive and retention programs and approximately $7.7 million, incurred in the March quarter 2002, was related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees.

NOTE B—Impairment of Goodwill and Other Intangible Assets

Effective as of the beginning of the Company’s fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives (collectively, the “Intangible Assets”). Instead these assets must be tested at least annually for impairment. In the year of adoption, FAS 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the Intangible Assets’ carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its carrying value. To the extent the fair value of any reporting unit is less than its carrying value, which would indicate that potential impairment of Intangible Assets exists, a second transitional test is required to determine the amount of impairment.

For purposes of Intangible Assets impairment testing, FAS 142 requires that goodwill be assigned to one or more reporting units. The Company assigned goodwill to the Swift Denim and Galey & Lord Apparel reporting units. In addition to goodwill, Swift Denim also owns several trademarks whose useful lives are considered to be indefinite.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE B—Impairment of Goodwill and Other Intangible Assets (Continued)

Three Months Ended December 28, 2002
Net loss as reported	$(304)
Cumulative effect of accounting change (net of applicable income taxes of $0)	(87,408)

Net loss as restated	$(87,712)

Net loss per share as reported	$(0.03)
Cumulative effect of accounting change per share	(7.28)

Adjusted net loss per share	$(7.31)

The following table adjusts the reported net loss for the three and nine months ended June 29, 2002 and the loss per share amounts to exclude the amortization of Intangible Assets (in thousands, except per share data):

	Three Months Ended June 29, 2002	Nine Months Ended June 29, 2002
Reported net loss	$(2,650)	$(23,753)
Amortization of Intangible Assets	979	2,937

Adjusted net loss	$(1,671)	$(20,816)

Reported loss per share	$(0.22)	$(1.98)
Amortization of Intangible Assets	0.08	0.24

Adjusted net loss per share	$(0.14)	$(1.74)

FAS 142 requires that an intangible asset not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess and the adjusted carrying amount of the intangible assets shall be its new accounting basis. The Company determined that impairment indicators existed with respect to Swift Denim in the June quarter 2003 due to the further softening in the retail environment in which Swift Denim operates. Accordingly, the fair value of the Swift Denim trademark was tested for impairment based on the expected value of future cash flows and, based on such testing, a non-cash impairment loss of $5.5 million was recorded on the Swift Denim trademark in the June quarter 2003.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE C—Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation.

The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires that the Company recognize expense for the fair value of stock-based compensation awarded during the year.

Certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Company as of June 28, 2003 and the consolidated results of operations and cash flows for the periods ended June 28, 2003 and June 29, 2002. Such adjustments consisted only of normal recurring items with the exception of the cumulative effect of an accounting change as outlined in Note B—Adoption of New Accounting Standard. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

NOTE D—Inventories

The components of inventory at June 28, 2003, June 29, 2002, and September 28, 2002 consisted of the following (in thousands):

	June 28, 2003	June 29, 2002	September 28, 2002
Raw materials	$7,342	$4,979	$4,935
Stock in process	17,577	18,127	16,924
Produced goods	153,043	122,696	112,498
Dyes, chemicals and supplies	11,570	12,817	11,346

	189,532	158,619	145,703
Adjust to LIFO cost	(6,334)	9,143	11,131
Lower-of-cost-or-market reserves	(6,553)	(13,426)	(12,824)

	$176,645	$154,336	$144,010

On September 30, 2001, the Company changed its method of accounting for inventories to last-in, first-out (LIFO) for its Swift Denim business which was acquired on January 28, 1998. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company’s North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $0.4 million and $2.7 million of lower-of-cost-or-market (LCM) reserves were reversed in the three and nine months ended June 29, 2002 due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE E—Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 28, 2003	June 29, 2002	September 28, 2002
Long-term debt not subject to compromise:
Long-term debt—current
Debtor-in-Possession Financing	$—	$—	$—
Senior Credit Facility:
Revolving Credit Note	116,941	119,874	118,838
Term Loan B	105,860	108,785	107,900
Term Loan C	75,096	77,169	76,542
Other borrowings with various rates and maturities	6,953	7,198	7,194

	304,850	313,026	310,474

Long-term debt
Canadian Loan:
Revolving Credit Note	2,611	6,880	1,677
Term Loan	2,937	4,987	4,287
Italian Credit Agreements	10,208	19,818	17,723
Other borrowings with various rates and maturities	181	665	548

	15,937	32,350	24,235

Total long-term debt not subject to compromise	320,787	345,376	334,709

Long-term debt subject to compromise:
9 1/8% Senior Subordinated Notes	300,000	300,000	300,000

	$620,787	$645,376	$634,709

Debtor-in-Possession Agreement

As discussed in Note A above, the Company and the Debtor subsidiaries entered into the DIP Financing Agreement pursuant to which the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit, which was reduced to $10 million by the Financing Extension) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million. See Note A above for a description of the DIP Financing Agreement and Financing Extension.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

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

As a result of the February 2001 funding of the Company’s Canadian Loan Agreement (as defined below), the Company repaid $12.7 million in principal on its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the second quarter of fiscal 2001.

During the second quarter of fiscal 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). In April 2002, $19.5 million was transferred from the Company’s European holding company to the Company in the United States. The Company then utilized the cash to repay its $7.4 million outstanding balance under its DIP Financing Agreement as well as repay $5.0 million, $4.2 million, and $2.9 million of the Company’s pre-petition revolving line of credit, Term Loan B, and Term Loan C borrowings, respectively, under the pre-petition Senior Credit Facility.

As a result of the Chapter 11 Filings, the Company and each of the Debtor subsidiaries are currently in default of the Senior Credit Facility. See Note A—Bankruptcy Filing.

Pre-Petition Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9  1/8% Senior Subordinated Notes Due 2008 (the “Notes”). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE E—Long-Term Debt (Continued)

the Securities Act of 1933. Net proceeds from the offerings of $289.3 million (net of initial purchaser’s discount and offering expenses) were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility. Interest on the Notes is payable on March 1 and September 1 of each year.

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

Italian Loan Agreements

The Company’s wholly-owned Italian subsidiary, Klopman International S.r.l. (“Klopman”), had net borrowings of approximately $8.8 million outstanding under various unsecured bank line-of-credit agreements as of June 28, 2003. The average interest rate on these borrowings was 3.00% and 3.40% per annum for the three and nine months ended June 28, 2003, respectively, and the various line-of-credit agreements renew automatically. The amount of outstanding credit allowed is subject to periodic review by the issuing banks. As of June 28, 2003, total unused credit under these agreements was approximately $44.8 million.

In addition, Klopman has an Italian government term loan of approximately $1.6 million. The term loan requires principal and interest payments through March 2011. The interest rate on such term loan is 4.11% per annum.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE E—Long-Term Debt (Continued)

Canadian Loan Agreement

In February 2001, the Company’s wholly-owned Canadian subsidiary, Drummondville Services Inc. (“Drummondville”), entered into a Loan Agreement (the “Canadian Loan Agreement”) with Congress Financial Corporation (Canada), as lender. The Canadian Loan Agreement provides for (i) a revolving line of credit under which Drummondville may borrow up to an amount equal to the lesser of U.S. $16.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory of Drummondville, as defined in the Canadian Loan Agreement), and (ii) a term loan in the principal amount of U.S. $9.0 million, which was originally borrowed and denominated in Canadian dollars.

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

Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including, without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At June 28, 2003, the Company was in compliance with the covenants of the Canadian Loan Agreement.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE F—Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Numerator:
Loss before cumulative effect of accounting change	$(16,429)	$(2,650)	$(22,879)	$(23,753)
Cumulative effect of accounting change (net of applicable income taxes of $0)	—	—	87,408	—

Net loss	$(16,429)	$(2,650)	$(110,287)	$(23,753)

Denominator:
Denominator for basic earnings per share	11,997	11,997	11,997	11,997
Effect of dilutive securities:
stock options	—	—	—	—

Diluted potential common shares denominator for diluted earnings per share—adjusted weighted average shares and assumed exercises	11,997	11,997	11,997	11,997

Options to purchase 132,950 shares and 161,149 shares of the Company’s common stock were outstanding during the three months and nine months ended June 28, 2003 and June 29, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 777,699 and 798,150 shares of the Company’s common stock were outstanding during the three months and nine months ended June 28, 2003 and June 29, 2002, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”. Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

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

Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), requires companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability and an intangible pension asset equal to the unrecognized prior service cost and, if the additional liability required to be recognized exceeds the unrecognized service cost, the excess shall be reported in accumulated other comprehensive loss as a separate component of equity. In accordance with FAS 87, the consolidated balance sheet at June 28, 2003 includes an intangible pension asset of $2.4 million, an additional minimum pension liability of $11.7 million and accumulated other comprehensive loss of $9.3 million.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE H—Stockholders’ Equity (Deficit)

Comprehensive income (loss) represents the change in stockholders’ deficit during the period from non-owner sources. Currently, changes from non-owner sources consist of net loss, foreign currency translation adjustments, derivative instrument reclassifications and minimum pension liability. Total comprehensive income/(loss) for the three and nine months ended June 28, 2003 was $(9.2) million and $(94.8) million, respectively, and for the three and nine months ended June 29, 2002 was $5.4 million and $(19.4) million, respectively.

Activity in Stockholders’ Equity (Deficit) is as follows (in thousands):

	Current Year Comprehensive Income (Loss)	Common Stock	Contributed Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 28, 2002		$124	$41,954	$(66,973)	$(2,247)	$(20,714)	$(47,856)
Compensation earned related to stock options		—	6	—	—	—	6
Comprehensive income (loss):
Net loss for nine months ended June 28, 2003	$(110,287)	—	—	(110,287)	—	—	(110,287)
Foreign currency translation adjustment	15,759	—	—	—	—	15,759	15,759
Derivative instrument reclassifications	(261)	—	—	—	—	(261)	(261)

Total comprehensive income (loss)	$(94,789)

Balance at June 28, 2003		$124	$41,960	$(177,260)	$(2,247)	$(5,216)	$(142,639)

Accumulated Other Comprehensive Income (Loss) at June 28, 2003 represents a $4.1 million gain related to foreign currency translation adjustment and a $9.3 million loss related to a minimum pension liability.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE I—Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Current tax provision:
Federal	$—	$ (52)	$—	$(1,252)
State	—	(13)	—	—
Foreign	1,694	766	3,149	2,744

Total current tax provision	1,694	701	3,149	1,492

Deferred tax provision:
Federal	—	—	—	—
State	—	—	—	—
Foreign	(30)	48	(98)	295

Total deferred tax provision	(30)	48	(98)	295

Total provision for income taxes	$1,664	$ 749	$3,051	$1,787

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

At June 28, 2003, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal tax purposes and for state tax purposes of approximately $166 million and approximately $202 million, respectively. The federal NOLs will expire in years 2018-2022, and the state NOLs will expire in years 2003-2022. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $51.2 million related to domestic and international net operating losses has been established since it is more likely than not that some portion of the deferred tax assets will not be realized.

Included in the valuation allowance is a $(3.5) million adjustment that reflects the reversal of certain transactions recorded net of tax in accumulated other comprehensive income (loss). An offsetting deferred tax asset of $3.5 million has been set up to track these amounts until such time as the transactions are closed and recognized for tax purposes.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

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

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the nine months ended June 28, 2003 (in thousands):

	Accrual Balance at September 28, 2002	Cash Payments	Change in Estimate	Accrual Balance at June 28, 2003
Severance benefits	$442	$(11)	$—	$431
Lease cancellation and other	1,171	(5)	(240)	926

	$1,613	$(16)	$(240)	$1,357

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE J—Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

Of the lease cancellation and other accrual balance related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives outstanding at June 28, 2003, $0.9 million is included in liabilities subject to compromise. See Note A—Bankruptcy Filing.

The Company incurred run-out expenses totaling $12,000 and $0.3 million for the three and nine months ended June 28, 2003, respectively. These expenses, which include equipment relocation, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

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

The table below summarizes the activity related to the plant closing accruals for the nine months ended June 28, 2003 (in thousands):

	Accrual Balance at September 28, 2002	Cash Payments	Usage of Reserve	Change in Estimate	Accrual Balance at June 28, 2003
Severance benefits	$226	$(168)	$—	$23	$81
Lease cancellation and other	1,930	—	(75)	(168)	1,687

	$2,156	$(168)	$(75)	$(145)	$1,768

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE K—Fiscal 2000 Strategic Initiatives (Continued)

Of the lease cancellation and other accrual balance related to the Fiscal 2000 Strategic Initiatives outstanding at June 28, 2003, $1.3 million is included in liabilities subject to compromise. See Note A—Bankruptcy Filing.

The Company incurred run-out expenses totaling $0.3 million and $1.0 million for the three and nine months ended June 28, 2003, respectively. These expenses, which include equipment relocation, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

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

Through fiscal 2002, the Company reported Home Fashion Fabrics as a separate business segment. Home Fashion Fabrics sells dyed and printed fabrics to the home furnishing trade for use in bedspreads, comforters, curtains and accessories as well as greige fabrics (undyed and unfinished) which it sends to independent contractors for dyeing and finishing. During fiscal 2002, the Company realigned its Home Fashion Fabrics’ management under the control of the Galey & Lord Apparel business unit. Accordingly, Home Fashion Fabrics’ operating results are not presented as a separate operating segment effective in fiscal 2003. Prior year financial information has been restated to reflect Home Fashion Fabrics’ results included with Galey & Lord Apparel’s results for comparative purposes.

The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses, principally net interest expense and income taxes, are excluded from the chief operating decision makers’ assessment of segment performance. Accordingly, such expenses have not been allocated to segment results. The corporate segment’s operating loss represents principally the administrative expenses from the Company’s various holding companies. Additionally, the corporate segment assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE L—Segment Information (Continued)

Information about the Company’s operations in its different industry segments for the three and nine months ended June 28, 2003 and June 29, 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net Sales to External Customers
Galey & Lord Apparel	$63,263	$83,771	$189,497	$217,366
Swift Denim	49,431	80,585	149,947	190,107
Klopman International	37,393	32,211	100,541	93,522

Consolidated	$150,087	$196,567	$439,985	$500,995

Operating Income (Loss)
Galey & Lord Apparel	$(932)	$86	$(622)	$(5,173)
Swift Denim	(10,867)	5,050	(5,801)	18,428
Klopman International	1,873	2,489	4,996	4,491
Corporate	(157)	(216)	(449)	(2,189)

	(10,083)	7,409	(1,876)	15,557
Interest expense	5,434	6,222	16,486	28,794
Income from associated companies(1)	(1,460)	(1,354)	(6,307)	(5,594)
Reorganization items(2)	708	4,442	7,773	14,323

Loss before income taxes and cumulative effect of accounting change	$(14,765)	$(1,901)	$(19,828)	$(21,966)

	June 28, 2003	June 29, 2002
Assets(3)
Galey & Lord Apparel(4)	$214,144	$236,683
Swift Denim(5)	248,184	334,471
Klopman International	124,157	115,133
Corporate	47,695	67,692

	$634,180	$753,979

(1)	Net of amortization of $0, $163, $0, and $489, respectively. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), on September 29, 2002 (the beginning of the Company’s fiscal 2003). Upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests.
(2)

Reorganization items for the three months and nine months ended June 28, 2003 include $2.3 million and $6.2 million, respectively, of professional fees associated with the Chapter 11 Filings and $(1.6) million and $1.6 million, respectively, of expenses related to incentive and retention programs. The Company reversed a $2.6 million accrual related to an incentive program during the June quarter 2003. Reorganization items for the three months ended June 29, 2002 include $2.9 million of professional fees associated with the Chapter 11 Filings and $1.5 million of expenses related to incentive and retention programs. Reorganization items for the nine months ended June 29, 2002 include $7.7 million for the non-cash write-off of the unamortized discount

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of the related deferred financing fees, $5.1 million of professional fees associated with the Chapter 11 Filings and $1.5 million of expenses related to incentive and retention programs.

(3)	Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.
(4)	Upon adoption of FAS 142, Galey & Lord Apparel recorded a goodwill impairment write-off of $0.8 million. This was reported as a cumulative effect of an accounting change, retroactive to the first day of fiscal 2003.
(5)	Upon adoption of FAS 142, Swift Denim recorded a goodwill impairment write-off of $64.4 million and an other intangible assets impairment write-down of $22.2 million. This was reported as a cumulative effect of an accounting change, retroactive to the first day of fiscal 2003. Swift Denim recognized an additional impairment loss of $5.5 million on its trademark in the June quarter 2003 which was recorded as a component of operating income (loss) from continuing operations.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

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

	June 28, 2003
	(in thousands)
Financial Position	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$83,541	$44,327	$—	$127,868
Inventories	—	132,562	44,083	—	176,645
Other current assets	2,188	7,838	16,973	—	26,999

Total current assets	2,188	223,941	105,383	—	331,512
Property, plant and equipment, net	—	154,180	87,108	—	241,288
Intangibles	—	20,627	—	—	20,627
Other assets	(119,647)	6,089	34,597	119,714	40,753

	$(117,459)	$404,837	$227,088	$119,714	$634,180

Liabilities not subject to compromise:
Current liabilities:
Long-term debt—current	$297,897	$4,985	$1,968	$—	$304,850
Trade accounts payable	64	14,233	21,420	—	35,717
Accrued liabilities	17,329	35,621	18,588	(20)	71,518
Other current liabilities	—	925	4,144	—	5,069

Total current liabilities	315,290	55,764	46,120	(20)	417,154
Long-term debt	—	181	15,756	—	15,937
Other non-current liabilities	(57)	1,335	15,035	—	16,313

Total liabilities not subject to compromise	315,233	57,280	76,911	(20)	449,404
Net intercompany balance	(602,958)	657,005	(54,047)	—	—
Liabilities subject to compromise	312,905	14,510	—	—	327,415
Stockholders’ equity (deficit)	(142,639)	(323,958)	204,224	119,734	(142,639)

	$(117,459)	$404,837	$227,088	$119,714	$634,180

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information (Continued)

	June 29, 2002
	(in thousands)

Financial Position	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$107,217	$49,237	$—	$156,454
Inventories	—	115,168	39,168	—	154,336
Other current assets	2,114	23,868	16,351	(1,411)	40,922

Total current assets	2,114	246,253	104,756	(1,411)	351,712
Property, plant and equipment, net	—	163,730	80,745	—	244,475
Intangibles	—	112,192	—	—	112,192
Other assets	17,902	5,787	34,912	(13,001)	45,600

	$20,016	$527,962	$220,413	$(14,412)	$753,979

Liabilities not subject compromise:
Current liabilities:
Long-term debt—current	$305,828	$5,246	$1,952	$—	$313,026
Trade accounts payable	—	15,863	18,996	—	34,859
Accrued liabilities	18,741	22,209	16,495	(17)	57,428
Other current liabilities	—	1,006	3,670	—	4,676

Total current liabilities	324,569	44,324	41,113	(17)	409,989
Long-term debt	—	665	31,685	—	32,350
Other non-current liabilities	(1,363)	6,764	12,718	(1,411)	16,708

Total liabilities not subject to compromise	323,206	51,753	85,516	(1,428)	459,047
Net intercompany balance	(584,390)	630,976	(46,586)	—	—
Liabilities subject to compromise	312,775	13,732	—	—	326,507
Stockholders’ equity (deficit)	(31,575)	(168,499)	181,483	(12,984)	(31,575)

	$20,016	$527,962	$220,413	$(14,412)	$753,979

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended June 28, 2003
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$96,668	$57,518	$(4,099)	$150,087

Gross profit	—	(1,306)	3,355	—	2,049

Operating income (loss)	(9)	(10,854)	780	—	(10,083)

Reorganization items	708	—	—	—	708

Interest expense, income taxes, and other, net	(8,270)	13,225	683	—	5,638

Cumulative effect of accounting change (net of applicable income taxes)	—	—	—	—	—

Net income (loss)	$7,553	$(24,079)	$97	$—	$(16,429)

	Nine Months Ended June 28, 2003
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$295,414	$153,830	$(9,259)	$439,985

Gross profit	—	11,962	12,783	—	24,745

Operating income (loss)	(123)	(7,030)	5,277	—	(1,876)

Reorganization items	7,773	—	—	—	7,773

Interest expense, income taxes and other, net	(25,472)	40,643	(1,941)	—	13,230

Cumulative effect of accounting change (net of applicable income taxes)	—	87,408	—	—	87,408

Net income (loss)	$17,576	$(135,081)	$7,218	$—	$(110,287)

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended June 29, 2002
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$139,849	$58,269	$(1,551)	$196,567

Gross profit	—	9,538	6,437	—	15,975

Operating income (loss)	(253)	3,600	4,062	—	7,409

Reorganization items	4,442	—	—	—	4,442

Interest expense, income taxes and other, net	(8,134)	13,661	90	—	5,617

Net income (loss)	$3,439	$(10,061)	$3,972	$—	$(2,650)

	Nine Months Ended June 29, 2002
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$351,671	$152,922	$(3,598)	$500,995

Gross profit	—	21,306	17,281	—	38,587

Operating income (loss)	(1,851)	6,166	11,242	—	15,557

Reorganization items	14,323	—	—	—	14,323

Interest expense, income taxes and other, net	(21,421)	47,063	(655)	—	24,987

Net income (loss)	$5,247	$(40,897)	$11,897	$—	$(23,753)

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information (Continued)

	Nine Months Ended June 28, 2003
	(in thousands)
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$17,703	$(38,645)	$10,367	$—	$(10,575)

Cash provided by (used in) investing activities	—	(9,138)	5,419	—	(3,719)

Cash provided by (used in) financing activities	(17,687)	16,345	(14,150)	—	(15,492)

Effect of exchange rate change on cash and cash equivalents	—	—	617	—	617

Net change in cash And cash equivalents	16	(31,438)	2,253	—	(29,169)

Cash and cash equivalents at beginning of period	15	33,781	5,579	—	39,375

Cash and cash equivalents at end of period	$31	$2,343	$7,832	$—	$10,206

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

June 28, 2003

(Unaudited)

NOTE M—Supplemental Condensed Consolidating Financial Information (Continued)

	Nine Months Ended June 29, 2002
	(in thousands)
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$21,596	$(21,332)	$9,644	$—	$9,908

Cash provided by (used in) investing activities	(651)	2,378	13,971	(8,293)	7,405

Cash provided by (used in) financing activities	(20,935)	32,417	(21,075)	8,293	(1,300)

Effect of exchange rate change on cash and cash equivalents	—	—	319	—	319

Net change in cash And cash equivalents	10	13,463	2,859	—	16,332

Cash and cash equivalents at beginning of period	5	4,623	4,529	—	9,157

Cash and cash equivalents at end of period	$15	$18,086	$7,388	$—	$25,489

NOTE N—Subsequent Event

In July 2003, the Company, Dominion Textile International B.V., an indirect wholly owned subsidiary of the Company (“Dominion”), and Textile S.A., an entity created by the investment banking group, BS Electra (the “Purchaser”), entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company, through Dominion, has agreed to sell to the Purchaser (the “Sale Transaction”) all of Klopman International (pursuant to a sale of all of the capital stock of each subsidiary which together constitute Klopman International), for a net purchase price of approximately 22.45 million euros (before deduction for fees, costs and expenses). The consummation of the Sale Transaction is subject to a number of conditions, many of which are beyond the control of the Company, including, among other things, Bankruptcy Court approval, regulatory approval and satisfactory completion of environmental due diligence and appropriate environmental surveys. Consequently, there can be no assurance that such conditions will be satisfied or that the Sale Transaction will be consummated.

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with First Union National Bank (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million. In July 2003, the DIP Financing Agreement was amended, among other things, to extend the maturity date from August 19, 2003 to October 3, 2003. For a description of the DIP Financing Agreement and the recent amendment, see “—Liquidity and Capital Resources.”

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

Performance Incentive Plan—The Debtors filed a motion for approval of a proposed performance incentive plan, pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved. The Debtors voluntarily withdrew that motion without prejudice to their right to seek the relief requested therein at a later date.

The Debtors have also received authority to conduct certain other transactions that might be considered “outside the ordinary course” of business. The Debtors have sought and received authority to pay certain pre-petition personal and property taxes, to sell certain identified assets, to enter into certain financing agreements, and to retain a real estate professional to market and sell certain unused properties.

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

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. The Plan could also involve the sale of the Debtors’ assets and/or stock. It is also possible that a sale of the Debtors’ assets and/or stock could be accomplished outside a plan of reorganization. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. As of the date hereof, the Bankruptcy Court had entered six orders collectively extending the Debtors’ exclusive right to file a Plan through and including September 9, 2003, and extending the Debtors’ exclusive right to solicit acceptances of such plan through and including November 3, 2003. For a discussion of the DIP Financing Agreement, see “—Liquidity and Capital Resources” below. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Debtors fail to file a Plan during the exclusive filing period or if the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

On or about April 4, 2003, the Official Committee of General Unsecured Creditor (the “Committee”) filed a motion (the “Examiner Motion”) seeking the appointment of an examiner in the Debtors’ cases pursuant to Sections 1104(c)(1), 1104(c)(2) and 105(a) of the Bankruptcy Code and Bankruptcy Rules 2007.1 and 9014, and seeking an injunction prohibiting the Debtors from filing a Plan for at least 90 days from the appointment of such examiner. Both the Debtors and the agent for the Debtors’ pre-petition secured lenders filed objections to this motion, objecting to the relief requested therein and the purported factual predicate therefore. The Committee has withdrawn the Examiner Motion.

On or around June 26, 2003, the Company filed a motion for authority to enter into an engagement agreement (the “Engagement Agreement”) with Alvarez & Marsal, Inc. (“A&M”). A&M will supplement existing management with professionals led by Mr. Peter A. Briggs, a managing director at A&M. Mr. Briggs will serve as chief restructuring officer (“CRO”) and report to Arthur C. Wiener, Chairman and Chief Executive Officer of the Company. Mr. Joseph A. Biondi and certain additional officers (together, the “Additional Officers”) will assist the CRO. On or about June 27, 2003, the Bankruptcy Court entered an order authorizing the Company, on an interim basis and as amended thereby, to enter into the Engagement Agreement, and to retain the CRO and Additional Officers. On or about July 18, 2003, the Bankruptcy Court entered a final order approving the retention of A&M and the CRO and Additional Officers.

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

The Company’s consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a Plan which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to extend the term and maturity of the DIP Financing Agreement beyond August 19, 2003 or find alternative debtor-in-possession financing, it ability to comply with the DIP Financing Agreement or any alternative financing arrangement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of June 28, 2003 are identified below (in thousands):

9 1/8% Senior Subordinated Notes	$300,000
Interest accrued on above debt	12,775
Accounts payable	11,400
Liability for rejected leases	2,165
Other accrued expenses	1,075

$327,415

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $0.7 million and $7.8 million associated with the Chapter 11 Filings for the three and nine months ended June 28, 2003, respectively. Of these charges, $2.3 million and $6.2 million for the three and nine months ended June 28, 2003, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings and $(1.6) million and $1.6 million for the three and nine months ended June 28, 2003, respectively, were related to incentive and retention programs. The Company reversed a $2.6 million accrual related to an incentive program in the June quarter 2003. The Company recognized a charge of $4.4 million and $14.3 million associated with the Chapter 11 Filings for the three and nine months ended June 29, 2002, respectively. Of these charges, $2.9 million and $5.1 million for the three and nine months ended June 29, 2002, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings. In addition, $1.5 million for both the three and nine months ended June 29, 2002 was related to incentive and retention programs and approximately $7.7 million, incurred in the March quarter 2002, was related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees.

Subsequent Event

In July 2003, the Company, Dominion Textile International B.V., an indirect wholly owned subsidiary of the Company (“Dominion”), and Textile S.A., an entity created by the investment banking group, BS Electra (the “Purchaser”), entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company, through Dominion, has agreed to sell to the Purchaser (the “Sale Transaction”) all of Klopman International (pursuant to a sale of all of the capital stock of each subsidiary which together constitute Klopman International), for a net purchase price of approximately 22.45 million euros (before deduction for fees, costs and expenses). The consummation of the Sale Transaction is subject to a number of conditions, many of which are beyond the control of the Company, including, among other things, Bankruptcy Court approval, regulatory approval and satisfactory completion of environmental due diligence and appropriate environmental surveys. Consequently, there can be no assurance that such conditions will be satisfied or that the Sale Transaction will be consummated.

Results of Operations

The Company’s operations are primarily classified into three operating segments: (1) Galey & Lord Apparel, (2) Swift Denim and (3) Klopman International.

Through fiscal 2002, the Company reported Home Fashion Fabrics as a separate business segment. During fiscal 2002, the Company realigned its Home Fashion Fabrics’ management under the control of the Galey & Lord Apparel business unit. Accordingly, Home Fashion Fabrics’ operating results are not presented as a separate operating segment effective in fiscal 2003. Prior year financial information has been restated to reflect Home Fashion Fabrics’ results included with Galey & Lord Apparel’s results for comparative purposes.

Results for the three and nine months ended June 28, 2003 and June 29, 2002 for each segment are shown below:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(Amounts in thousands)		(Amounts in thousands)
Net Sales per Segment
Galey & Lord Apparel	$63,263	$83,771	$189,497	$217,366
Swift Denim	49,431	80,585	149,947	190,107
Klopman International	37,393	32,211	100,541	93,522

Total	$150,087	$196,567	$439,985	$500,995

Operating Income (Loss) per Segment
Galey & Lord Apparel	$(932)	$86	$(622)	$(5,173)
Swift Denim	(10,867)	5,050	(5,801)	18,428
Klopman International	1,873	2,489	4,996	4,491
Corporate	(157)	(216)	(449)	(2,189)

	$(10,083)	$7,409	$(1,876)	$15,557

June Quarter 2003 Compared to June Quarter 2002

Net Sales

Net sales for the June quarter 2003 (third quarter of fiscal 2003) were $150.1 million as compared to $196.6 million for the June quarter 2002 (third quarter of fiscal 2002). The sales decrease was primarily attributable to a decline in domestic customer demand for apparel products as retail sales were adversely impacted by the overall economic conditions.

Galey & Lord Apparel Galey & Lord Apparel’s net sales for the June quarter 2003 were $63.3 million, a $20.5 million decrease as compared to the June quarter 2002 net sales of $83.8 million. The decrease in net sales primarily resulted from a 27.8% decline in sales volume partially offset by an improvement in sales mix.

Swift Denim Swift Denim’s net sales for the June quarter 2003 were $49.4 million as compared to $80.6 million in the June quarter 2002. The $31.2 million decrease was primarily attributable to a 41.4% decrease in sales volume partially offset by a 4.9% improvement in sales mix.

Klopman International Klopman International’s net sales for the June quarter 2003 were $37.4 million, a $5.2 million increase as compared to the June quarter 2002 net sales of $32.2 million. The increase was primarily attributable to a 21.9% increase in net sales due to exchange rates used in translation offset slightly by decreased selling prices, foreign currency exchange losses and unfavorable changes in sales mix.

Operating Income (Loss)

Operating loss for the June quarter 2003 was $10.1 million as compared to operating income of $7.4 million for the June quarter 2002.

Galey & Lord Apparel Galey & Lord Apparel’s operating loss was $0.9 million for the June quarter 2003 as compared to $0.1 million operating income for the June quarter 2002. The decrease in Galey & Lord Apparel’s operating income was primarily due to lower sales volume due to the weak retail environment, which resulted in capacity curtailments, and lower selling prices resulting from competition, as well as higher raw material and energy costs. These declines were partially offset by improvements in sales mix.

Swift Denim Swift Denim’s operating loss was $10.9 million for the June quarter 2003 compared to operating income of $5.1 million for the June quarter 2002. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company determined that impairment indicators existed in the June quarter 2003 due to the further softening in the retail environment in which Swift Denim operates. Accordingly, the fair value of the Swift Denim trademark was tested for impairment based on the expected value of future cash flows and, based on such testing, a non-cash impairment loss of $5.5 million was recorded in the June quarter 2003. The remaining decrease in Swift Denim’s operating income was primarily due to lower sales volume, which resulted in a curtailment of capacity, price pressure due to competition and unfavorable variances due to manufacturing inefficiencies and higher raw material and energy costs. In addition, in the June quarter 2003, Swift recorded a severance accrual of approximately $0.5 million in connection with a reduction of the workforce at its Columbus, Georgia plants.

Klopman International Klopman International’s operating income in the June quarter 2003 decreased $0.6 million to $1.9 million as compared to the June quarter 2002 operating income of $2.5 million. The decrease was primarily due to lower selling prices and unfavorable changes in sales mix, partially offset by improvements in sales volume and reduced agent commissions.

Corporate The corporate segment reported an operating loss for both the June quarter 2003 and June quarter 2002 of $0.2 million. The corporate segment’s operating loss typically represents the administrative expenses from the Company’s various holding companies.

Income from Associated Companies

Income from associated companies was $1.5 million in the June quarter 2003 as compared to $1.4 million in the June quarter 2002. The income represents amounts from several joint venture interests that manufacture and sell denim products. The increase in income from associated companies was principally due to the favorable impact of foreign currency exchange rates used in translation and the fact that upon adoption of FAS 142 at the beginning of fiscal 2003, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests whereas the June quarter 2002 results included the amortization. These increases are offset by lower results of the joint ventures in the June quarter 2003 over the June quarter 2002.

Interest Expense

Interest expense was $5.4 million for the June quarter 2003 compared to $6.2 million for the June quarter 2002. The decrease in interest expense was primarily due to lower prime and LIBOR base rates and lower average debt balances in the June quarter 2003 as compared to the June quarter 2002. Due to the discontinuation of the Subordinated Notes interest accrual as of the Filing Date, there is no interest expense related to the Subordinated Notes in either the June quarter 2003 or the June quarter 2002. The average interest rate paid by the Company on its bank debt in the June quarter 2003 was 5.16% per annum as compared to 5.73% per annum in the June quarter 2002.

Income Taxes

The Company’s overall tax rate for the June quarter 2003 differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

Net Loss and Net Loss Per Share

The Company reported a net loss for the June quarter 2003 of $16.4 million or $1.37 per common share compared to a net loss for the June quarter 2002 of $2.7 million or $0.22 per common share. The net loss of $16.4 million for the June quarter 2003 included a $5.5 million impairment loss on intangible assets, $0.7 million of reorganization costs and $0.3 million of run-out costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives. The net loss of $2.7 million for the June quarter 2002 included $4.4 million of reorganization costs and $0.6 million of run-out costs and restructuring adjustments related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives.

First Nine Months of Fiscal 2003 Compared to First Nine Months of Fiscal 2002

Net Sales

Net sales for the first nine months of fiscal 2003 were $440.0 million as compared to $501.0 million for the first nine months of fiscal 2002. The sales decrease was primarily attributable to a decline in domestic customer demand for apparel products as retail sales were adversely impacted by the overall economic conditions.

Galey & Lord Apparel Galey & Lord Apparel’s net sales for the first nine months of fiscal 2003 were $189.5 million, a $27.9 million decrease as compared to the first nine months of fiscal 2002 net sales of $217.4 million. The decrease in net sales was due to a 15.6% decrease in sales volume as well as lower selling prices. These decreases were partially offset by an improvement in sales mix.

Swift Denim Swift Denim’s net sales for the first nine months of fiscal 2003 were $149.9 million as compared to $190.1 million in the first nine months of fiscal 2002. The $40.2 million decrease was primarily attributable to a 11.3% decrease in sales volume partially offset by a 5.0% improvement in sales mix.

Klopman International Klopman International’s net sales for the first nine months of fiscal 2003 were $100.5 million, a $7.0 million increase as compared to the first nine months of fiscal 2002’s net sales of $93.5 million. The increase was primarily attributable to an 18.7% increase in net sales due to exchange rates used in translation partially offset by an 8.1% decrease in sales volume and a 3.4% decrease due to a combination of lower selling prices and foreign currency exchange losses.

Operating Income (Loss)

Operating loss for the first nine months of fiscal 2003 was $1.9 million as compared to operating income of $15.6 million for the first nine months of fiscal 2002.

Galey & Lord Apparel Galey & Lord Apparel’s operating loss was $0.6 million for the first nine months of fiscal 2003 as compared to $5.2 million for the first nine months of fiscal 2002. The decrease in Galey & Lord Apparel’s operating loss was due primarily to reduced lower-of-cost-or-market (LCM) adjustment for last-in, first-out (LIFO) inventories, reduced run-out and restructuring costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and improvements in sales mix and manufacturing productivity. These improvements were partially offset by reduced apparel fabric sales due to the weak retail environment and lower selling prices due to price competition, as well as higher raw material and energy costs.

Swift Denim Swift Denim’s operating loss was $5.8 million for the first nine months of fiscal 2003 compared to operating income of $18.4 million for the first nine months of fiscal 2002. In accordance with FAS 142, the Company determined that impairment indicators existed in the June quarter 2003 due to the further softening in the retail environment in which Swift Denim operates. Accordingly, the fair value of the Swift Denim trademark was tested for impairment based on the expected value of future cash flows and, based on such testing, a non-cash impairment loss of $5.5 million was recorded in the June quarter 2003. In the first nine months of fiscal 2002, Swift Denim recorded $2.3 million of intangible asset amortization prior to the adoption of FAS 142. The remaining decrease in Swift Denim’s operating income was principally due to lower sales volume, which resulted in a curtailment of capacity, price pressure due to competition and unfavorable variances due to manufacturing inefficiencies and higher raw material, labor and energy costs. Also, in the June quarter 2003, Swift recorded a severance accrual of approximately $0.5 million in connection with a reduction of the workforce at its Columbus, Georgia plants. In fiscal 2002, Swift recognized a reduction of LCM reserves of approximately $2.7 million due to the change in method of accounting for inventories to the LIFO inventory method effective September 30, 2001 and a benefit curtailment gain of $3.4 million related to the curtailment of postretirement benefits for employees not retired as of December 31, 2001. These decreases are partially offset by improvements in sales mix and an improvement of approximately $0.9 million related to run-out expenses incurred in connection with the Fiscal 2000 Strategic Initiatives.

Klopman International Klopman International’s operating income in the first nine months of fiscal 2003 increased $0.5 million to $5.0 million as compared to the first nine months of fiscal 2002’s operating income of $4.5 million. The increase was principally due to improved manufacturing variances of $1.6 million, reduced agent commissions of $1.0 million, and reduced discount and allowances expenses of $0.7 million partially offset by lower sales volume and mix of $0.9 million and lower selling prices of $1.8 million. Improvements due to exchange rates used in translation were offset by foreign currency exchange losses.

Corporate The corporate segment reported an operating loss for the first nine months of fiscal 2003 of $0.4 million as compared to an operating loss for the first nine months of fiscal 2002 of $2.2 million. The corporate segment’s operating loss typically represents the administrative expenses from the Company’s various holding companies, however, the first nine months of fiscal 2002 included financial advisor fees of $1.1 million.

Income from Associated Companies

Income from associated companies was $6.3 million in the first nine months of fiscal 2003 as compared to $5.6 million in the first nine months of fiscal 2002. The income represents amounts from several joint venture interests that manufacture and sell denim products. The increase in income from associated companies was principally due to the favorable impact of foreign currency exchange rates used in translation, a net improvement in results of the Swift Denim Hidalgo joint venture in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 and the fact that upon adoption of FAS 142 at the beginning of fiscal 2003, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests whereas the results of the nine months ended June 29, 2002 included the amortization. These increases are offset by the Company’s decreased ownership percentage in its European joint ventures.

Interest Expense

Interest expense was $16.5 million for the first nine months of fiscal 2003 compared to $28.8 million for the first nine months of fiscal 2002. The decrease in interest expense was primarily due to the discontinuation of the Subordinated Notes interest accrual as of the Filing Date and lower prime and LIBOR base rates in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in the first nine months of fiscal 2003 was 5.39% per annum as compared to 5.91% per annum in the first nine months of fiscal 2002.

Income Taxes

The Company’s overall tax rate differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax expense rate which is higher than the statutory rate.

Cumulative Effect of an Accounting Change

The Company adopted Statement of FAS 142 retroactive to the beginning of fiscal 2003 and, accordingly, recorded goodwill impairment charges of $0.8 million at Galey & Lord Apparel and goodwill and trademark impairment charges of $86.6 million at Swift Denim.

Net Loss and Net Loss Per Share

The Company reported a net loss for the first nine months of fiscal 2003 of $110.3 million or $9.19 per common share compared to a net loss for the first nine months of fiscal 2002 of $23.8 million or $1.98 per common share. The net loss of $110.3 million for the first nine months of fiscal 2003 included $87.4 million (net of applicable income taxes), or $7.28 per common share, related to the cumulative effect of an accounting change, $7.8 million of reorganization costs, a $5.5 impairment loss on intangible assets and $1.0 million of run-out costs and restructuring adjustments related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives. The net loss of $23.8 million for the first nine months of fiscal 2002 included $14.3 million of reorganization costs and $3.9 million of run-out costs and restructuring adjustments related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives.

Order Backlog

The Company’s order backlog at June 28, 2003 was $70.5 million, a 45.9% decrease from the June 29, 2002 backlog of $130.2 million. Over the past several years, many apparel manufacturers, including many of the Company’s customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not be as meaningful as they have in the past with regard to the Company’s future sales.

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

The Company and its subsidiaries had cash and cash equivalents totaling $10.2 million and $25.5 million at June 28, 2003 and June 29, 2002, respectively. As a result of the Chapter 11 Filings, the Company’s ability to borrow under its Senior Credit Facility (as defined below) was frozen and replaced with the Company’s DIP Financing Agreement (as defined below). As of June 28, 2003, the Company’s borrowing availability under its DIP Financing Agreement was $66.4 million. As of June 28, 2003, the Company’s Canadian operations also had a total of U.S. $9.2 million of revolving credit borrowing availability under the Canadian Loan Agreement (as defined below).

During the June quarter 2003, the Company primarily utilized its available cash and revolving credit borrowings under the Canadian Loan Facility to fund the Company’s operating and investing requirements.

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

Debtor-in-Possession Financing Agreement

Under the terms of the final DIP financing agreement (the “DIP Financing Agreement”) among the Company and the Debtor subsidiaries and First Union National Bank (the “Agent”) and Wachovia Securities, Inc., the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit, which was reduced to $10 million by the Financing Extension, as defined below) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. As a result, $0.4 million of deferred debt fees related to the DIP financing agreement were written off in the fourth quarter of fiscal 2002. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million. The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) August 19, 2003, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company’s option, of either (i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of (A) at such time as First Union National Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .50% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that First Union National Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

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

The DIP Financing Agreement contains covenants restricting the Company and the Guarantors from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At June 28, 2003, the Company was in compliance with the covenants of the DIP Financing Agreement.

The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

In July 2003, the DIP Financing Agreement was amended, among other things, to extend the maturity date from August 19, 2003 to October 3, 2003 (the “Financing Extension”). The Company has filed a motion seeking, among other things, Bankruptcy Court approval of the Financing Extension. On August 7, 2003, the Bankruptcy Court approved the Financing Extension on an interim basis and is scheduled to consider approval of the Financing Extension on a permanent basis on September 17, 2003. There can be no assurance that the DIP Financing Agreement will be approved on a final basis. In the event that the Financing Extension is not approved, it will expire by its terms on September 19, 2003.

The Financing Extension allows the Company to have a maximum aggregate principal amount of loans and letters of credit outstanding of $25 million and reduces the maximum aggregate amount available for letters of credit from $15 million to $10 million. As part of the Financing Extension, among other things:

i.	Upon the sale of the capital stock of the entities which constitute Klopman International and certain intellectual property rights thereof no less than $24.4 million will be repatriated to the Company and the Company will apply such repatriated funds in accordance with the DIP Financing Agreement, as amended.

ii.	Provide a draft plan of reorganization and disclosure statement by September 15, 2003 to the lenders and the lenders’ agent.

The DIP Financing Agreement was also modified to provide for cash collateral for letters of credit from the proceeds of foreign repatriations, after the repayment of any outstanding loans under the DIP Financing Agreement.

The Company intends to seek an additional extension of the DIP Financing Agreement that will include the establishment of future EBITDA covenants through the extension period. There can be no assurance that the Company will obtain such extension. The Company has no current commitments or arrangements for additional debtor-in-possession financing and, if the DIP Financing Agreement is not extended, there can be no assurance that replacement debtor-in-possession financing will be available on acceptable terms (or that any such financing will be approved by the Bankruptcy Court), or at all.

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

As a result of the February 2001 funding of the Company’s Canadian Loan Agreement (as defined below), the Company repaid $12.7 million in principal on its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the second quarter of fiscal 2001.

During the second quarter of fiscal 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). (See “—Liquidity and Capital Resources” above)

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Senior Credit Facility. (See “—Bankruptcy Filing” above)

Pre-Petition Senior Subordinated Debt

In February 1998, the Company closed its private offering of $300.0 million aggregate principal amount of 9  1/8% Senior Subordinated Notes Due 2008 (the “Notes”). In May 1998, the Notes were exchanged for freely transferable identical Notes registered under the Securities Act of 1933. Net proceeds from the offering of $289.3 million (net of initial purchaser’s discount and offering expenses) were used to repay (i) $275.0 million principal amount of bridge financing borrowings incurred to partially finance the acquisition of the apparel fabrics business of Dominion Textile, Inc. on January 29, 1998 and (ii) a portion of the outstanding amount under a revolving line of credit provided for under the Senior Credit Facility. Interest on the Notes is payable on March 1 and September 1 of each year.

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

Italian Loan Agreements

The Company’s wholly-owned Italian subsidiary, Klopman International S.r.l. (“Klopman”), had net borrowings of approximately $8.8 million outstanding under various unsecured bank line-of-credit agreements as of June 28, 2003. The average interest rate on these borrowings was 3.00% and 3.40% per annum for the three and nine months ended June 28, 2003, respectively, and the various line-of-credit agreements renew automatically. The amount of outstanding credit allowed is subject to periodic review by the issuing banks. As of June 28, 2003, total unused credit under these agreements was approximately $44.8 million.

In addition, Klopman has an Italian government term loan of approximately $1.6 million. The term loan requires principal and interest payments through March 2011. The interest rate on such term loan is 4.11% per annum.

Canadian Loan Agreement

In February 2001, the Company’s wholly-owned Canadian subsidiary, Drummondville Services Inc. (“Drummondville”), entered into a Loan Agreement (the “Canadian Loan Agreement”) with Congress Financial Corporation (Canada), as lender. The Canadian Loan Agreement provides for (i) a revolving line of credit under which Drummondville may borrow up to an amount equal to the lesser of U.S. $16.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory of Drummondville, as defined in the Canadian Loan Agreement), and (ii) a term loan in the principal amount of U.S. $9.0 million.

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

Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including, without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At June 28, 2003, the Company was in compliance with the covenants of the Canadian Loan Agreement.

Tax Matters

At June 28, 2003, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal tax purposes and for state tax purposes of approximately $166 million and approximately $202 million, respectively. The federal NOLs will expire in years 2018-2022 if unused, and the state NOLs will expire in years 2003-2022 if unused. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $51.2 million related to domestic and international NOLs has been established since it is more likely than not that some portion of the deferred tax assets will not be realized.

Adequacy of Capital Resources

As discussed above, the Company and the Debtor subsidiaries are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Filings and the restructuring of its business operations. As a result of the uncertainty surrounding the Company’s current circumstances, it is difficult to predict the Company’s actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flow from operations together with cash on hand, cash generated from asset sales, and amounts available under the DIP Financing Agreements (provided the term of such facility is extended or such facility is replaced), the Canadian Loan Agreement and certain other foreign bank loans (entered into by the non-Debtor subsidiaries), will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Filings.

In the event that cash flows and available borrowings under the DIP Financing Agreement, the Canadian Loan Agreement and other foreign bank loans are not available or not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures, sell assets or seek additional financing. The Company can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

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

Other

The Company expects to spend approximately $12.9 million for capital expenditures in fiscal 2003, of which $11.1 million was spent in the first nine months of fiscal 2003. The Company anticipates that approximately 40% of the forecasted capital expenditures will be used to enhance the Company’s capacity while the remaining 60% will be used to maintain existing capacity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The Company does not believe that the adoption of FIN 46 will have a material impact on the Company’s consolidated financial statements or related disclosures.

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

The accompanying consolidated financial statements are presented in accordance with SOP 90-7. See “—Bankruptcy Filing.”

Inventories: Inventories are stated at the lower of cost or market. On September 30, 2001, the Company changed its method of accounting for inventories to the last-in, first-out (LIFO) method for its Swift Denim business which was acquired on January 28, 1998. The LIFO method is used to cost substantially all inventories in the U.S. and Canada. The cost of other inventories is determined by the first-in, first-out (FIFO) method. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company’s North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $0.4 million and $2.7 million of lower-of-cost-or-market (LCM) reserves were reversed in the three and nine months ended June 29, 2002 due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

Impairment of Goodwill and Other Intangible Assets: Effective as of the beginning of the Company’s fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives (collectively, the “Intangible Assets”). Instead these assets must be tested at least annually for impairment. In the year of adoption, FAS 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the Intangible Assets’ carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its carrying value. To the extent the fair value of any reporting unit is less than its carrying value, which would indicate that potential impairment of Intangible Assets exists, a second transitional test is required to determine the amount of impairment.

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

FAS 142 requires that an intangible asset not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess and the adjusted carrying amount of the intangible assets shall be its new accounting basis. The Company determined that impairment indicators existed with respect to Swift Denim in the June quarter 2003 due to the further softening in the retail environment in which Swift Denim operates. Accordingly, the fair value of the Swift Denim trademark was tested for impairment based on the expected value of future cash flows and, based on such testing, a non-cash impairment loss of $5.5 million was recorded on the Swift Denim trademark in the June quarter 2003.

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

At June 28, 2003 and June 29, 2002, the excess of the Company’s investment over its equity in the underlying net assets of its joint venture interests is approximately $9.7 million and $9.9 million, respectively (net of accumulated amortization of $3.0 million and $2.8 million, respectively), and prior to adoption of FAS 142 on September 29, 2002 (the beginning of the Company’s fiscal 2003), was being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies. Upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests. However, equity method goodwill will continue to be reviewed in accordance with Accounting Principles Board (“APB”) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” The Company believes that no impairment of the equity method goodwill existed at June 28, 2003.

Revenue Recognition: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During the first nine months of fiscal 2003 and 2002, invoices issued under these terms represent 10% and 11% of revenue, respectively.

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

Forward Looking Statements

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief of current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile, apparel and home furnishings markets, raw materials and other costs, the level of the Company’s indebtedness, the availability of future financings on acceptable terms or at all, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein, or in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002. In addition, such risks and uncertainties include those related to the Chapter 11 Filings, including, without limitation, those detailed herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company’s market risk sensitive instruments by major category at September 28, 2002 is presented under Item 7a of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of June 28, 2003, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of June 28, 2003 would have a negative impact of approximately $5.1 million.

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

Foreign currency forward contracts that hedge forecasted sales and purchases and energy purchase contracts are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the three and nine months ended June 28, 2003.

At June 28, 2003, the Company expects to recognize approximately $41,000 of pre-tax losses ($27,000 after-tax) on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This recognition will be made when the forecasted transactions occur.

Fair Value Hedging Strategy

The Company also maintains foreign currency forward contracts to hedge receivables and payables denominated in foreign currencies. These contracts are designated as fair value hedges. The gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates.

Item 4. CONTROLS AND PROCEDURES

In designing and evaluating the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurances. Based on a recent evaluation, which was performed within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in periodic reports filed under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to June 28, 2003.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of Chapter 11 Filings, see Note A—Bankruptcy Filing in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.	Changes in Securities and Use of Proceeds (not applicable)

Item 3.	Defaults Upon Senior Securities

The commencement of the Chapter 11 Filings constitutes an event of default under the Senior Credit Facility, the 9 1/8% Senior Subordinated Notes and the Indenture related thereto, and the Company’s South Carolina Job and Economic Development Authority Bonds (“JEDA Bonds”). At June 28, 2003, principal in the amount of $300 million and $4.5 million is in default in relation to the 9 1/8% Senior Subordinated Notes and the JEDA Bonds, respectively. The payment of interest accruing under the 9 1/8 % Senior Subordinated Notes and the JEDA Bonds after February 19, 2002 is stayed in connection with the Chapter 11 Filings. At June 28, 2003, $12.8 million of accrued interest expense related to the 9 1/8% Senior Subordinated Notes is recorded on the Company’s Consolidated Balance Sheet and is in default. Had the payment of interest not been stayed subsequent to February 19, 2002, an additional $37.4 million of interest would have been accrued and considered in default.

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits and Reports on Form 8–K

(a)        Exhibits—The exhibits to this Form 10–Q are listed in the accompanying Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

10.85	Form of the Third Amendment, dated as of July 29, 2003, to Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Wachovia Bank, National Association, a national banking corporation (formerly known as First Union National Bank), each of the other financial institutions from time to time party thereto and Wachovia Bank, National Association, as Agent for the Banks.

10.86	Agreement, dated July 8, 2003, for the Sale and Purchase of the Interest in Klopman International, S.R.L., Klopman A.G., Klopman GmbH, Klopman Espana, S.A. and International Textile S.A. and of Certain Trademark Rights between Dominion Textile International B.V. and Textile S.A.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Accounting Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galey & Lord, Inc.
(Registrant)

/s/ Leonard F. Ferro
Leonard F. Ferro
Vice President

August 12, 2003

Date