Form 10-K
period 2003-09-27
GALEY & LORD INC
filed 2003-12-23
CIK 884124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 19, 2003, was approximately $55,000.

The number of shares outstanding of Common Stock, as of December 19, 2003, was 11,996,965 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the 2004 annual meeting of stockholders of the Company are hereby incorporated by reference into Part III of this 10-K.

PART I

Item 1.	BUSINESS

This 2003 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief of current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile and apparel markets, raw materials and other costs, the level of the Company’s indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein, and from time-to time, in the Company’s other reports filed with the Securities and Exchange Commission. In addition, such risks and uncertainties include those related to the Chapter 11 Filings (as defined below), including, without limitation, those detailed herein.

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with Wachovia Bank, National Association (formerly known as First Union National Bank) (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement (as defined below), to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million. For a description of the DIP Financing Agreement, see “- Liquidity and Capital Resources”.

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors.

The Debtors have also received authority to conduct certain other transactions that might be considered “outside the ordinary course” of business. The Debtors have sought and received authority to pay certain pre-petition personal and property taxes, to sell certain identified assets, to enter into certain financing agreements, and to retain a real estate professional to market and sell certain unused properties. Among other things, the Debtors have received authority to sell Klopman. This sale has not closed as of the date hereof. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note C – Discontinued Operations” to the Company’s consolidated financial statements contained herein.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered three orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002, December 11, 2002, April 17, 2003, and August 13, 2003, and December 17, 2003, the Bankruptcy Court extended this deadline up through and including April 12, 2004. The Debtors are in the process of reviewing their remaining executory contracts to determine which, if any, they will reject. The Debtors have proposed treatment for each such executory contract and unexpired lease as part of the proposed plan of reorganization, but that proposed treatment may change at any time prior to the confirmation of such plan. Further, there can be no assurance that the proposed plan will be confirmed, or that the proposed treatment therein will be approved. If the proposed plan is not confirmed, or if the treatment proposed therein is not approved, the Debtors will need to re-examine the potential treatment of each executory contract and unexpired lease. As such, at this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

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

On or around June 26, 2003, the Company filed a motion for authority to enter into an engagement agreement (the “Engagement Agreement”) with Alvarez & Marsal, Inc. (“A&M”). A&M will supplement existing management with professionals led by Mr. Peter A. Briggs, a managing director at A&M. Mr. Briggs will serve as chief restructuring officer (“CRO”) and report to Arthur C. Wiener, Chairman and Chief Executive Officer of the Company. Mr. Joseph A. Bondi and certain additional officers (together, the “Additional Officers”) will assist the CRO. On or about June 27, 2003, the Bankruptcy Court entered an order authorizing the Company, on an interim basis and as amended thereby, to enter into the Engagement Agreement, and to retain the CRO and Additional Officers. On or about July 18, 2003, the Bankruptcy Court entered a final order approving the retention of A&M and the CRO and Additional Officers.

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. The Plan could also involve the sale of the Debtors’ assets and/or stock. It is also possible that a sale of the Debtors’ assets and/or stock could be accomplished outside a plan of reorganization. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. As of the date hereof, the Bankruptcy Court had entered eight orders collectively extending the Debtors’ exclusive right to file a Plan through and including November 15, 2003, and extending the Debtors’ exclusive right to solicit acceptances of such Plan through and including February 4, 2004. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause.

On December 18, 2003, the Debtors filed a proposed second amended Plan, along with a proposed second amended disclosure statement (“Disclosure Statement”) by which they intend to solicit acceptances to such Plan. Some of the key terms of the proposed Plan are:

•	The Company’s senior secured debtholders would exchange approximately $300 million in pre-petition secured debt for a combination of cash, a secured note in the amount of $130 million and all of the equity of the emerging parent company;

•	Exit financing of up to $70 million of which approximately $30 million would be drawn upon emergence;

•	Available cash pool to satisfy a portion of the claims of the Debtors’ general unsecured creditors; and

•	Holders of the Company’s $300 million subordinated senior notes would receive warrants to purchase common stock if their class votes to accept the proposed Plan, and if the distribution of such warrants would not cause Reorganized G&L Inc. (as defined in the Plan) to become a reporting company under the Securities Exchange Act of 1934, as amended, or otherwise. If, as a result, the warrants are not distributed, cash may instead be available for distribution in an amount to be determined based upon the total value ascribed to the warrants in the Disclosure Statement.

On December 19, 2003, the Bankruptcy Court entered an order, among other things, approving the Disclosure Statement, and authorizing the Debtors to solicit votes on the Plan thereby. The Bankruptcy Court further established January 20, 2004 as both the deadline for voting on the Plan and the deadline to file objections, if any, to the Plan. Currently, a hearing before the Bankruptcy Court to consider confirmation of the Plan is scheduled for January 28, 2004.

The proposed Plan, as amended, and the transactions contemplated thereunder are described in the Disclosure Statement, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K. The Disclosure Statement includes detailed information about the proposed Plan. Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the proposed Plan, which can only occur based on the official disclosure statement package.

Until the proposed Plan is confirmed by the Bankruptcy Court, its terms are subject to change. If the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, or fail to file an alternative Plan and receive the requisite acceptances therefore during any extended exclusivity period that the Court may grant, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. In addition, under the proposed Plan filed by the Debtors, the Company’s senior secured debtholders will receive all of the equity of the Company upon emergence and the Company’s current outstanding common stock will be cancelled. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

General

The Company was incorporated in Delaware in 1987 for the purpose of acquiring, in February 1988, substantially all of the assets of the Blends Apparel and Prints divisions of Burlington Industries, Inc. (“Burlington”). The Company acquired these businesses through its wholly-owned subsidiary Galey & Lord Industries, Inc. (“Industries”). Prior to April 1992, the Company was known as Galey & Lord Holdings, Inc., and Industries’ operating subsidiary was known as Galey & Lord, Inc. In June 1996, the Company, through a subsidiary of Industries, G&L Service Company, North America, Inc. (“G&L Service Company”), acquired the capital stock of Dimmit Industries, S.A. de C.V. (“Dimmit”) and certain related assets from Farah Incorporated. In January 1998, the Company acquired the apparel fabrics business of Dominion Textile, Inc. (“Dominion”), which primarily consists of subsidiaries and joint venture interests, which comprise the Swift Denim Group (“Swift”), the Klopman International Group (“Klopman”) and Swift Textiles Europe, Ltd. (“Swift Europe”). The Company conducts all of its operations through its subsidiaries and joint venture interests. Unless otherwise specified herein or the context otherwise requires, all references to the Company or the Registrant include the Company, Industries, G&L Service Company, and the subsidiaries and joint venture interests that comprise Dimmit, Swift, Swift Europe and Klopman.

The Company is a leading global manufacturer of textiles for sportswear, including cotton casuals, denim and corduroy. The Company also markets dyed and printed fabrics for use in home fashions.

The Company believes that it is the market leader in producing innovative woven sportswear fabrics as a result of its expertise in sophisticated and diversified finishing. Fabrics are designed in close partnership with customers. The Company sells its woven sportswear products to a diversified customer base.

The Company believes that it is one of the world’s largest producers of value-added denim, which it achieved through development of differentiated denim products. Accordingly, the Company believes that domestically most of its denim products are in the mid to upper range of the market.

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

In the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives aimed at increasing the Company’s competitiveness and profitability by reducing costs. The principal manufacturing initiatives included (1) the completion of the Swift Denim-Hidalgo joint venture (discussed below), (2) the closing of the Company’s denim manufacturing facility in Erwin, North Carolina in December 2000 and (3) the closing of the Company’s yarn spinning operation at its Brighton Plant in Shannon, Georgia in December 2000. In addition, the Company provided for the elimination of duplicate personnel at the Company’s discontinued Klopman operation in Italy. Approximately 1,370 employees were terminated as a result of the initiatives, including production workers, administrative support and management.

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

In August 2002, the Company retained Rothschild Italia S.P.A., a financial advisor, to aid in the potential sale of its Klopman business. In July 2003, Dominion Textile International B.V., an indirect wholly-owned subsidiary of the Company (“Dominion”) and an investment group led by BS Private Equity (the “Purchaser”) entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company, through Dominion, agreed to sell to the Purchaser (the “Sale Transaction”) all of Klopman (pursuant to a sale of all or substantially all of the capital stock of each subsidiary which together constitute Klopman), for a net purchase price of € 22.4 million (before deduction for fees, costs and expenses). The consummation of the Sale Transaction was subject to a number of conditions, including, among other things, Bankruptcy Court approval, regulatory approval and satisfactory completion of environmental due diligence and appropriate environmental surveys. In the fourth quarter of fiscal 2003, all substantive issues were resolved clearing the way to dispose of this business segment and the Company classified the Klopman segment as held for sale at that time. On November 21, 2003, the Company received approval from the Bankruptcy Court to complete the Sale Transaction. Closure of the sale is pending consent of the Tunisian authorities, which the Company expects to receive shortly. The results of operations and statement of financial position for this segment have been reported in this Annual Report on Form 10-K as a discontinued operation for fiscal 2003 and for all prior years presented herein.

On December 11, 2003, the Company announced the reconfiguration of its Swift Denim production facility in Drummondville, Quebec. Under the reconfiguration, weaving and finishing of denim will be discontinued at the Drummondville Facility in approximately four months. Drummondville will continue to produce yarn for other Swift facilities. The reconfiguration will result in the termination of approximately 550 employees in Drummondville. After the reconfiguration, the facility will employ approximately 215 individuals in ringspun yarn production and related supporting functions.

As a result of this decision, the Company is anticipating $5.3 million of costs related to reconfiguring the plant primarily for employee termination benefits. The Company continues to evaluate the potential impairment costs of the reconfiguration and had not fully determined the impact of the reconfiguration of the Drummondville operations in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company will accelerate the depreciation on those assets that are expected to be excess when the facility is reconfigured. No costs related to the reconfiguration of the plant were incurred in fiscal 2003.

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

Expanding International Operations. Through the expansion of international manufacturing capabilities and sales offices, the Company is better able to service both its core Swift Denim and Galey & Lord Apparel customers in North America and in various parts of the world. In addition, the Company continues to position itself to service its North American customers as they expand globally. The potential investment requirements and future financial results of further expansion have not yet been quantified. The Company currently has denim manufacturing facilities in the U.S. and through joint ventures has interests in facilities in Tunisia and Mexico, as well as sales offices or commission agents in Europe, South America and Asia. As of September 27, 2003, approximately 15% of the Company’s long-lived assets related to continuing operations were located outside of the United States.

The Company also has a marketing and product development partnership with Litton Mills in the Philippines whereby product produced by Litton is sold under the Swift Denim name to customers throughout the Pacific Rim.

Increasing Manufacturing Efficiencies. The Company has invested in its manufacturing operations to provide for the flexible production of its broad line of value-added fabrics and to reduce production costs.

Products and Customers

The following chart sets forth the Company’s net sales for Galey & Lord Apparel and Swift Denim for each of the last three fiscal years. In the fourth quarter of fiscal 2003, the Company classified the Klopman segment as held for sale. Accordingly, the results of operations and statement of financial position for this segment have been reported in this Annual Report on Form 10-K as a discontinued operation for fiscal 2003 and for all prior years presented herein and have been excluded from the table below. See “Note C - Discontinued Operations” to the Company’s consolidated financial statements for further discussion. Included in the Galey & Lord Apparel segment are sales of the former Home Fashion Fabrics segment, which were presented as a separate segment in prior years. During fiscal 2002, the Company realigned its Home Fashion Fabrics’ management under the control of the Galey & Lord Apparel business segment. Prior year amounts have been reclassified to reflect this segment realignment.

	Fiscal Year
	2003		2002		2001
	(dollar amounts in thousands)

Galey & Lord Apparel	$241,561	55.3%	$289,791	53.1%	$415,460	58.1%
Swift Denim	195,256	44.7%	256,259	46.9%	299,124	41.9%

Totals	$436,817	100.0%	$546,050	100.0%	$714,584	100.0%

For additional financial information with respect to the two segments and for geographical segment data, see “Note Q – Segment Information” to the Company’s consolidated financial statements contained herein.

Galey & Lord Apparel

Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel, uniform and corduroy fabrics. From January 1997 to September 2001, the Company also sold garment packages to certain of its customers to a lesser extent. The Galey & Lord Apparel segment also purchases unfinished greige cloth from outside parties to be printed or dyed by independent suppliers in accordance with customer specifications for sale of fabric into home fashion end use markets.

The Company believes it has the largest domestic production capacity of cotton and cotton blended apparel fabrics. These fabrics are primarily used for the production of men’s and women’s pants and shorts. Because of its capital investment in sophisticated dyeing and finishing equipment, the Company is able to weave a limited number of substrates and to finish each of them into a variety of aesthetics. This enables the Company to work with its customers to provide new and unique products for the marketplace.

The Company is a vertically integrated manufacturer of woven cotton and cotton blended apparel fabrics with plants involved in spinning, weaving and dyeing and finishing. The Company supplements its spinning production with purchased yarn. The spun yarn is woven into greige fabric using high-speed air-jet looms. The Company dyes and finishes all of its woven cotton casual and uniform fabrics at its Society Hill, South Carolina manufacturing facility. The Company has significant assets devoted to creating value-added fabrics, including an extensive range of suede-finished fabrics. The finishing process used by the Company depends upon the type and style of fabrics being produced in accordance with customer specifications. Fabrics are woven by the Company based on projected sales but are dyed and finished according to customer specifications. As part of its Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company consolidated certain of its greige fabrics operations, which included the closure of its Asheboro, North Carolina weaving facility and Caroleen, North Carolina spinning facility.

The Company maintains rigorous quality control throughout each production process. Testing and inspection occur at various stages in the spinning, weaving, dyeing and finishing processes. The Company’s plants use computers to monitor and control manufacturing processes and the flow of products.

The Company’s cotton and cotton-blended fabrics are sold principally to manufacturers of men’s and women’s wear. Fabrics produced for these markets are predominantly 100% cotton. The Company’s customers include brand name and private label manufacturers and chain stores. They include Levi’s, Haggar, Tropical Sportswear Int’l Corporation, VF Services, Polo Ralph Lauren, GAP, Inc., Liz Claiborne, American Trouser, Inc., and Oxford Industries. In addition, the Company sells to suppliers of mail order catalogs such as L.L. Bean Inc., Land’s End, Inc. and Eddie Bauer, Inc.

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

The Company is the only vertically integrated manufacturer of corduroy in the U.S. and is the largest domestic manufacturer. The Company’s weaving, dyeing and finishing equipment and processes used to produce woven cotton, cotton-blended and uniform fabrics may also be used to produce corduroy. The ability to produce both corduroy and non-corduroy fabric using substantially the same equipment and processes allows the Company to schedule its production both economically and efficiently to meet changes in demand which varies seasonally (corduroy for the fall/winter selling season and cotton casual for the spring/summer selling season), and to maintain consistent levels of production throughout the entire year.

The Company manufactures corduroy fabrics in a variety of wales and weights. In addition to the traditional corduroy fabrics, the Company uses its finishing expertise to differentiate its products and produce new corduroy fabrics, including corduroy that stretches. Major corduroy customers are Levi’s, Gap, Inc., Tropical Sportswear Int’l Corporation, Polo, and Haggar. In addition, the Company sells to suppliers of mail order catalogs such as Land’s End and Eddie Bauer.

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

The Company sells dyed and printed fabrics to the home furnishing market for use in bedspreads, comforters, curtains, accessories and certain upholstery applications. Prior to September 2001, the Company operated its own yarn and greige manufacturing facilities to produce home fashions greige fabric (undyed and unfinished) that was dyed and printed for its customers. Home fashions greige fabric was also sold to independent contractors for dyeing and finishing. However, as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the yarn and greige manufacturing plants were closed and the Company began to purchase the greige fabric it requires to meet sales demand. The Company uses various suppliers to dye and print fabrics according to customers’ specifications. Home Fashion Fabrics’ major customers include Regency Home Fashions Inc. and V.K.O. Incorporated.

Swift Denim

The Company is one of the world’s largest producers of denim, operating under the trade name Swift Denim. Swift manufactures and markets a wide variety of denim products for apparel and non-apparel uses, such as home furnishings. These products are manufactured in a full range of colors, weights and finishes. In manufacturing denim, yarn is spun in its natural state, and then dyed prior to being woven into fabric. The woven fabric is then finished in a variety of ways.

Swift, recognized in the industry for product innovation, concentrates on product development on high value-added products that are developed primarily for the mid and upper ranges of distribution as determined by retail selling prices. The Company believes that Swift is the world’s largest producer of value-added denim. Swift has established leadership in developing differentiated denim products such as black denim, ring spun denim and character yarn products such as rough spun denim and rebel ring products. The Company believes that, domestically, most of its fabric offerings are in the mid to upper range of the differentiated market segment.

Through its joint venture, Swift Denim-Hidalgo, the Company is producing basic denim fabric in Mexico. The Company believes that the lower cost of production in Mexico will enable it to maintain its market share in all price points of denim fabric.

Swift enjoys a wide distribution, and its major customers include Levi’s, Polo Jeans Co., Tommy Hilfiger Corporation, GAP, Inc., Old Navy, Nautica, Guess, Inc., Abercrombie and Fitch, American Eagle Outfitters, Eddie Bauer, Inc., H.D. Lee Co. Inc. and Wrangler. It also is a supplier to private label programs through major apparel contractors including Aalfs Manufacturing Inc., PL Industries, Kentucky Apparel and Border Apparel and sells to mail order suppliers including Land’s End, Inc., L.L. Bean Inc., J. Crew Group Inc. and Eddie Bauer, Inc. Swift’s international customers include global brands such as Levi’s, Guess?, Eddie Bauer, Inc. and V.F. and large Canadian customers such as Wester Glove and Jack Spratt.

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

In August 2002, the Company retained Rothschild Italia S.P.A., a financial advisor, to aid in the potential sale of its Klopman business. In July 2003, Dominion Textile International B.V., an indirect wholly-owned subsidiary of the Company (“Dominion”) and an investment group led by BS Private Equity (the “Purchaser”) entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company, through Dominion, agreed to sell to the Purchaser (the “Sale Transaction”) all of Klopman (pursuant to a sale of all or substantially all of the capital stock of each subsidiary which together constitute Klopman), for a net purchase price of € 22.4 million (before deduction for fees, costs and expenses). The consummation of the Sale Transaction was subject to a number of conditions, including, among other things, Bankruptcy Court approval, regulatory approval and satisfactory completion of environmental due diligence and appropriate environmental surveys. In the fourth quarter of fiscal 2003, all substantive issues were resolved clearing the way to dispose of this business segment and the Company classified the Klopman segment as held for sale at that time. On November 21, 2003, the Company received approval from the Bankruptcy Court to complete the Sale Transaction. Closure of the sale is pending consent of the Tunisian authorities, which the Company expects to receive shortly. The results of operations and statement of financial position for this segment have been reported in this Annual Report on Form 10-K as a discontinued operation for fiscal 2003 and for all prior years presented herein.

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

The Company has separate sales and marketing groups for each of Galey & Lord Apparel, Swift and the Swift Europe joint venture (which markets denim in Europe). The Company’s sales and marketing personnel focus on merchandising and marketing products that are best suited or tailored for the customer’s market needs.

Combined sales to various divisions of Levi Strauss & Co., Inc. for fiscal 2003 and fiscal 2002 accounted for approximately 13% and 16%, respectively, of the Company’s total net sales. These divisions of Levi Strauss & Co., Inc. purchase fabrics from the Company independently of each other, and the loss of business from any one division would not necessarily affect the Company’s orders from other divisions. No other customer accounted for more than 10% of the Company’s total net sales during fiscal 2003 or fiscal 2002.

At September 27, 2003, the Company had approximately 1,700 customer accounts related to its continuing operations.

Raw Materials and Services

The Company’s principal raw materials are cotton and polyester. Cotton is purchased either in bales or already processed from bales into spun yarn packages that can be directly used in the weaving process. Baled cotton is available from a large number of suppliers. The quantity of plantings, crop and weather conditions, agricultural policies, domestic uses, exports and market conditions can significantly affect the cost and availability of cotton, but, to date, the Company has not experienced any difficulty obtaining adequate supplies. The Company traditionally enters into contracts for cotton several months in advance of expected delivery to ensure availability. The prices associated with these contracts may be fixed either at the time the contract is signed or at a later date.

In addition to the above-noted factors impacting the cost of baled cotton, international trade issues such as fluctuations in currencies, trade laws, local industry subsidies and monetary policies also influence cotton pricing. These international factors have generally disadvantaged domestic cotton growers and users. In order to make the price of domestic cotton competitive with prices quoted in the world market, the U.S. Department of Agriculture (USDA) adopted a program under which rebates are paid to U.S. companies that purchase domestically grown cotton when domestic prices exceed world prices according to a formula based on the price difference. The Company has received cotton rebates when the program criteria have been met and government funding has been available and is currently receiving such rebates. Domestic interest groups and international governments and competitors have challenged and continue to challenge the U.S. cotton rebate program. The Company believes that any future discontinuance of the program by the USDA due to loss of U.S. government funding or as a result of external pressures could adversely impact its financial position and results of operations.

The price of polyester is determined by supply and demand and other uses of the petroleum production by-products used to produce polyester. While the Company currently purchases polyester from two principal sources, polyester is readily available from other suppliers. The Company has not experienced any difficulty in obtaining sufficient quantities of polyester, and although no assurances can be made, does not anticipate any difficulty in doing so in the future.

The Company purchases spun yarn to supplement its own production. As part of the Fiscal 2000 Strategic Initiatives and as amended thereafter, the Company entered into a long-term strategic partnership with Parkdale Mills, Inc. and affiliated companies (Parkdale) to purchase yarn. Parkdale is a highly modernized, state of the art yarn spinner that has the capability to supply the Company with high quality, cost competitive, ring and open-end yarns. Yarn is available from a number of suppliers, although the number of domestic suppliers has decreased significantly in recent years. The Company has not experienced any difficulty in obtaining sufficient quantities of yarn, and although no assurances can be made, does not anticipate any difficulty in doing so in the future.

The Company purchases its dyes and chemicals from several sources. Dyes and chemicals are available from a large number of suppliers, and the Company has not experienced any difficulty in obtaining sufficient quantities.

The Company utilizes several outside processors to dye or print greige fabric for sale into home fashion markets in accordance with customer specifications. The Company considers its relationships with the outside processors to be very strong and, to date, has not experienced any difficulty in meeting customer delivery dates. These services are also available from other providers.

Customer purchasing decisions for the Company’s segments are influenced by a number of factors, including quality, price, manufacturing flexibility, delivery time, customer service, product styling and differentiation. In addition, other factors such as durability of fabric, compliance with strict specifications for use and continuity of color are relevant to specific end uses, such as uniform apparel. Purchasing decisions also depend on where the cut-and sew operations for the program are located Competition among U.S. and foreign suppliers is affected by changing relative labor and raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, ecological concerns, human resource laws, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade.

Trademarks and Patents

The Company owns, or has the right to use under license, various patents, trademarks and service marks. The Company’s “Galey & Lord”, “Swift Denim” and “Swift Textiles” trademarks are registered with many countries worldwide, including the U.S. Patent and Trademark Office. Other than the “Galey & Lord”, “Swift Denim” and “Swift Textiles” trademarks, the Company does not consider any of its patents, licensed technology, trademarks or service marks to be material to the conduct of its business.

Backlog

The Company’s order backlog related to continuing operations at September 27, 2003 was $47.3 million, a 46% decline from the September 28, 2002 backlog of $88.3 million. Over the past several years, many apparel manufacturers, including many of the Company’s customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs are not as meaningful as they have been in the past with regard to the Company’s future sales.

Seasonality

The Company’s business is not highly seasonal. Galey & Lord Apparel’s product mix varies seasonally (with demand for corduroy fabric primarily in the fall/winter selling season and sportswear in the spring/summer selling season). Galey & Lord Apparel’s weaving, dyeing and finishing equipment and processes are configured to produce both corduroy and other woven fabrics, allowing the Company to adapt. Swift’s sales, consistent with the denim industry, are historically lower in the December quarter; however, to meet June and September customer demand, production is generally unaffected.

Competition and Trade Regulation

The Company continues to position itself to service its North American customers as they expand globally. As a result, the textile industry is extremely competitive and in the past year has been faced with worldwide overcapacity. The Company believes that North American capacity will continue to be reduced through consolidation and rationalization. The Company competes with its competitors, both domestic and foreign, based on a combination of product styling and finish, quality, lead times, customer service and price. The Company’s results of operations and financial condition would be materially adversely affected if the Company was unable to compete effectively on the above criteria.

The United States textile industry has been and continues to be negatively impacted by existing worldwide trade practices. The establishment of the World Trade Organization in 1995 has resulted in the phase out of quotas on textiles and apparel through 2005. This phase out will gradually allow more low cost imports to enter the U.S.

U.S. government policy on an overall basis has not been favorable to the U.S. textile industry. The Company believes that the increasing flow of imports into the United States is partly due to the U.S. government’s historical strong dollar monetary policy as well as certain countries that fix their currency to the U.S. dollar. These policies allow foreign manufacturers to sell in the U.S. while a significant portion of their production costs are denominated in devalued local currencies or artificially valued local currencies. Further, the Company believes that as a result of the September 11, 2001 tragic events, the U.S. government has and may continue to grant trade concessions to textile producing nations providing assistance in its war on terrorism. These trade concessions would further harm the U.S. textile industry.

Certain U.S. government trade programs do provide some benefit to the U.S. textile industry as outlined below:

•	The Company’s customers receive favorable duty and, in certain instances, quota treatment by taking advantage of the U.S. “807” and “807A” tariff programs, as well as the North American Free Trade Agreement (“NAFTA”). Under tariff program “807,” garment textile components cut in the U.S. and assembled offshore can be brought back into the U.S. subject to existing quotas, with duty only imposed on the value added offshore.

•	Under the Caribbean Basin Initiatives, the U.S. Congress has established several incentives that allow garments manufactured in the Caribbean to be imported into the U.S. with favorable quota and duty treatment as long as the fabric is made in the U.S. beginning with U.S. yarn. While the Company to date has not experienced any increased fabric sales related to Caribbean Basin Initiatives it does expect that the initiatives will positively impact its future sales.

•	The Company believes that it has benefited, and will continue to benefit, from the 1994 implementation of NAFTA, which phased out duties and quotas on certain textiles and apparel shipped between Mexico, the U.S. and Canada. NAFTA’s yarn forward rule of origin assures that only those textiles produced in NAFTA countries benefit from the phasing out of duties and quotas.

The U.S. Government has recently negotiated Central American Free Trade Agreement (“CAFTA”) with initially four countries. As currently written the agreement would remove virtually all trade barriers among the U.S. and the Central American countries of Honduras, Guatemala, El Salvador and Nicaragua and allows apparel makers in those countries to use U.S. fabrics in an arrangement similar to the textile provisions in NAFTA. The Agreement must be approved by Congress before it becomes effective.

Galey & Lord Apparel

There are several major competitors in the finished cotton casual apparel fabrics business, none of which dominate the market. The Company’s major competitors include Delta Woodside Industries, Inc., Avondale Mills, Inc. and Milliken & Company. The Company’s technical expertise in finishing enables it to provide a number of value-added fabrics to differentiate itself from its competitors, including an extensive range of suede finished fabrics. The Company is the only vertically integrated domestic producer of corduroy fabrics. Competition to the Company’s corduroy business is mostly from imported garments.

The Company’s major domestic competitors in the workwear and careerwear business are Avondale Mills, Inc., Riegel Textile Corp., a division of Mount Vernon Mills, Inc., Milliken & Company and Springfield, LLC.

In the sale of home fashion fabrics, the Company competes with a number of printers and dyers offering similar services, including Dan River Inc., Santee Print Works Inc. and Slater Screen Print Works.

Swift Denim

The supply of U.S. denim is highly concentrated, with four denim manufacturers supplying more than 75% of the market. Cone Mills Corporation, Avondale Mills, Inc., Riegel Textile Corp., a division of Mount Vernon Mills, Inc. and Burlington are Swift’s major competitors.

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

Employees

At September 27, 2003, the Company had approximately 3,265 U.S. employees. Of these U.S. employees, approximately 3,055 were employed in manufacturing and 210 in administration and sales. Outside the U.S., at September 27, 2003, the Company had approximately 765 employees in Canada and approximately 760 employees elsewhere in the world, primarily in Europe. The majority of the Canadian employees are covered by collective bargaining agreements which expire in February 2009. The majority of the European employees are also covered by collective bargaining agreements which expire in fiscal 2004. Most of the European workforce are employees of the Klopman segment which, as discussed above, has been classified as held for sale in the fourth quarter of fiscal 2003 and is being reported in this Annual Report on Form 10-K as a discontinued operation for fiscal 2003 and for all prior years presented herein.

On December 11, 2003, the Company announced the reconfiguration of its Swift Denim production facility in Drummondville, Quebec. Under the reconfiguration, weaving and finishing of denim will be discontinued at the Drummondville Facility in approximately four months. Drummondville will continue to produce yarn for other Swift facilities. The reconfiguration will result in the termination of approximately 550 employees in Drummondville. After the reconfiguration, the facility will employ approximately 215 individuals in ringspun yarn production and related supporting functions.

Government Regulation

The Company is subject to various environmental laws and regulations in its operations governing the discharge, storage, handling and disposal of a variety of substances in the North American and European countries in which it operates. In particular, such laws include (i) in the United States; the Federal Water Pollution Control Act, the Federal Clean Air Act, the Resource Conservation Recovery Act (including amendments relating to underground tanks) and the Federal “Superfund” program, and (ii) in Canada; the Canadian Environmental Protection Act, the Hazardous Products Act, the Hazardous Material Information Review Act, the Fisheries Act, the Environmental Protection Act (Ontario), the Water Resources Act (Ontario) and the Environmental Quality Act (Quebec). In addition, the Company’s operations are governed by laws and regulations relating to workplace safety and worker health in the North American and European countries in which it operates. In particular, in the United States, the Occupational, Safety and Health Act and regulations thereunder, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. Additionally, in Canada, the Occupational Health and Safety Act (Ontario), the Act Respecting Occupational Health and Safety (Quebec) and their respective regulations establish standards for dust, noise and substances including, among others, asbestos and formaldehyde and regulate the use of hazardous chemicals in the workplace.

Item 2.	PROPERTIES

The following table sets forth the general location, principal uses and approximate size of the Company’s principal properties and whether such properties are leased or owned:

Facility Name	Location	Business Segment	Use	Approximate Area In Square Feet	Leased Or Owned
Flint	Gastonia, NC	Galey & Lord Apparel	Spinning	250,000	Owned
Flint Annex	Gastonia, NC	Galey & Lord Apparel	Twisting	42,000	Leased
Brighton(1)	Shannon, GA	Galey & Lord Apparel	Weaving	832,000	Owned
McDowell	Marion, NC	Galey & Lord Apparel	Weaving	301,000	Owned
Chamad Warehouse	Marion, NC	Galey & Lord Apparel	Storage	34,000	Leased
Society Hill	Society Hill, SC	Galey & Lord Apparel	Dyeing and finishing	527,000	Owned
Society Hill II	Society Hill, SC	Galey & Lord Apparel	Dyeing, finishing and warehousing	250,000	Owned
Caroleen(2)	Caroleen, NC	None	Leased to outside party	375,000	Owned
Corporate Offices	Greensboro, NC	Corporate	Corporate – Galey & Lord Apparel	24,000	Leased
Executive Offices	New York, NY	Corporate	Executive and sales office	22,000	Leased
Blue Warehouse	Society Hill, SC	Galey & Lord Apparel	Greige and finished cloth storage	100,000	Owned
Red Warehouse	Marion, NC	Galey & Lord Apparel	Yarn storage	33,000	Owned
Elm Street Warehouse.	Greensboro, NC	Galey & Lord Apparel	Held for sale	108,000	Owned
Swift Executive Offices	Atlanta, GA	Swift Denim	Executive offices	14,000	Leased
Swift Operations Offices	Columbus, GA	Swift Denim	Operations and sales	27,000	Leased
6th Avenue Plant	Columbus, GA	Swift Denim	Spinning	963,000	Owned
Boland Plant	Columbus, GA	Swift Denim	Weaving, dyeing and finishing	480,000	Owned
Drummondville Plant	Drummondville, Quebec	Swift Denim	Spinning, weaving, dyeing and finishing	523,000	Owned
Bibb Warehouse	Columbus, GA	Swift Denim	Finished goods and cotton storage	328,900	Leased
Cusseta Road Warehouse	Columbus, GA	Swift Denim	Finished goods storage	77,000	Leased
Joy Road Warehouse	Columbus, GA	Swift Denim	Finished goods storage	40,000	Leased

(1)	As a result of the Fiscal 2000 Strategic Initiatives, operations at the yarn spinning facility at the Brighton Plant were ceased. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events”.

(2)	As a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, Industries closed its Caroleen, North Carolina spinning facility in September 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events”.

The Company believes that its facilities are suitable to service its current level of sales and have additional capacity to satisfy its foreseeable needs.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in various litigations arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company and the other Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See “Business – Proceedings under Chapter 11 of the Bankruptcy Code”.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock, $.01 par value, (the “Common Stock”) was traded on the New York Stock Exchange (the “NYSE”) under the symbol “GNL” until the NYSE suspended trading of the Common Stock effective January 7, 2002 because the Company had fallen below NYSE’s continued listing standards. After the NYSE suspended trading in the Common Stock, the Common Stock began trading on the over-the-counter (“OTC”) electronic bulletin board under the symbol “GYLD” and subsequently, after the Chapter 11 Filings, it is trading on the OTC electronic bulletin board under the symbol “GYLDQ”. As of December 3, 2003, the Company had approximately 2,000 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated. The quotations used the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter	$0.08	$0.03	$0.75	$0.22
Second Quarter	$0.06	$0.03	$0.30	$0.04
Third Quarter	$0.04	$0.02	$0.21	$0.05
Fourth Quarter	$0.04	$0.02	$0.09	$0.04

No dividend or other distribution with respect to the Common Stock has ever been paid by the Company. The Company is currently unable to pay any dividends as a result of the Chapter 11 Filings. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s emergence from bankruptcy protection, the earnings financial requirements, restrictive covenants under the Company’s credit facilities and other factors deemed relevant by the Company’s Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	FISCAL YEAR
	2003(2)	2002(3)	2001(4)	2000(5)	1999
Statements of Operations Data (1):
Net sales	$436,817	$546,050	$714,584	$828,837	$812,278
Cost of sales	430,879	507,425	662,841	747,197	755,346

Gross profit	5,938	38,625	51,743	81,640	56,932
Selling, general and administrative expenses	18,443	23,795	25,963	24,281	24,261
Amortization of intangible assets	—	3,285	4,557	4,768	4,826
Impairment of goodwill and intangible assets	5,500	—	30,445	—	—
Impairment of fixed assets	209	1,823	20,280	49,251	—
Plant closing costs	(385)	(1,433)	12,134	13,566	—
Net gain on benefit plan curtailment	—	(3,375)	(2,294)	—	—

Operating income (loss)	(17,829)	14,530	(39,342)	(10,226)	27,845
Interest expense	19,790	33,031	57,873	63,316	58,371
Income from associated companies	(6,981)	(6,589)	(8,721)	(6,258)	(4,240)

Loss from continuing operations before reorganization items and income taxes	(30,638)	(11,912)	(88,494)	(67,284)	(26,286)
Reorganization items	10,348	18,465	—	—	—

Loss from continuing operations before income taxes	(40,986)	(30,377)	(88,494)	(67,284)	(26,286)
Income tax expense (benefit)	1,060	577	(16,089)	(28,539)	(11,706)

Net loss before discontinued operations and cumulative effect of an accounting change	(42,046)	(30,954)	(72,405)	(38,745)	(14,580)
Income (loss) from operations of discontinued Klopman segment, net of applicable income taxes	(46,645)	1,590	2,259	457	3,544

Net loss before cumulative effect of an accounting change	(88,691)	(29,364)	(70,146)	(38,288)	(11,036)
Cumulative effect of an accounting change, net of applicable income taxes of $0	(87,408)	—	—	—	—

Net loss	$(176,099)	$(29,364)	$(70,146)	$(38,288)	$(11,036)

Weighted average number of shares outstanding	11,997	11,997	11,985	11,942	11,881
Net loss per common share – diluted:
Net loss before discontinued operations and cumulative effect of an accounting change	$(3.50)	$(2.58)	$(6.04)	$(3.25)	$(1.23)
Income (loss) from operations of discontinued Klopman segment	(3.89)	.13	.19	.04	.30
Cumulative effect of an accounting change	(7.29)	—	—	—	—

Net loss – diluted	$(14.68)	$(2.45)	$(5.85)	$(3.21)	$(.93)

Balance Sheet Data:
Total assets	$566,276	$734,057	$764,715	$896,104	$978,716
Long-term debt	7,770	6,512	631,415	647,060	645,326
Stockholders’ equity (deficit)	(212,306)	(47,856)	(12,984)	55,589	108,737

(1)	The Company uses a 52-53 week fiscal year. All fiscal years presented were 52-week years.

SUMMARY OF SELECTED FINANCIAL DATA (continued)

(2)	Includes $0.2 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and $1.2 million (pre-tax) of costs associated with the Company’s Fiscal 2000 Strategic Initiatives. See Notes L and M to the Company’s consolidated financial statements.

(3)	Includes $2.4 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and $3.2 million (pre-tax) of costs associated with the Company’s Fiscal 2000 Strategic Initiatives. See Notes L and M to the Company’s consolidated financial statements.

(4)	Includes $71.8 million (pre-tax) of charges (including run-out costs) related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives announced in July 2001 and $7.9 million (pre-tax) of costs associated with the Company’s Fiscal 2000 Strategic Initiatives. See Notes L and M to the Company’s consolidated financial statements.

(5)	Includes $62.9 million (pre-tax) of charges (including run-out costs) related to the Company’s Fiscal 2000 Strategic Initiatives announced in September 2000. See Note M to the Company’s consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with Wachovia Bank, National Association (formerly known as First Union National Bank) (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement (as defined below), to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million. For a description of the DIP Financing Agreement, see “- Liquidity and Capital Resources”.

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors.

The Debtors have also received authority to conduct certain other transactions that might be considered “outside the ordinary course” of business. The Debtors have sought and received authority to pay certain pre-petition personal and property taxes, to sell certain identified assets, to enter into certain financing agreements, and to retain a real estate professional to market and sell certain unused properties. Among other things, the Debtors have received authority to sell Klopman. This sale has not closed as of the date hereof. See “Note C – Discontinued Operations” to the Company’s consolidated financial statements contained herein.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered three orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002, December 11, 2002, April 17, 2003, and August 13, 2003, and December 17, 2003, the Bankruptcy Court extended this deadline up through and including April 12, 2004. The Debtors are in the process of reviewing their remaining executory contracts to determine which, if any, they will reject. The Debtors have proposed treatment for each such executory contract and unexpired lease as part of the proposed plan of reorganization, but that proposed treatment may change at any time prior to the confirmation of such plan. Further, there can be no assurance that the proposed plan will be confirmed, or that the proposed treatment therein will be approved. If the proposed plan is not confirmed, or if the treatment proposed therein is not approved, the Debtors will need to re-examine the potential treatment of each executory contract and unexpired lease. As such, at this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

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

On or around June 26, 2003, the Company filed a motion for authority to enter into an engagement agreement (the “Engagement Agreement”) with Alvarez & Marsal, Inc. (“A&M”). A&M will supplement existing management with professionals led by Mr. Peter A. Briggs, a managing director at A&M. Mr. Briggs will serve as chief restructuring officer (“CRO”) and report to Arthur C. Wiener, Chairman and Chief Executive Officer of the Company. Mr. Joseph A. Bondi and certain additional officers (together, the “Additional Officers”) will assist the CRO. On or about June 27, 2003, the Bankruptcy Court entered an order authorizing the Company, on an interim basis and as amended thereby, to enter into the Engagement Agreement, and to retain the CRO and Additional Officers. On or about July 18, 2003, the Bankruptcy Court entered a final order approving the retention of A&M and the CRO and Additional Officers.

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. The Plan could also involve the sale of the Debtors’ assets and/or stock. It is also possible that a sale of the Debtors’ assets and/or stock could be accomplished outside a plan of reorganization. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. As of the date hereof, the Bankruptcy Court had entered eight orders collectively extending the Debtors’ exclusive right to file a Plan through and including November 15, 2003, and extending the Debtors’ exclusive right to solicit acceptances of such Plan through and including February 4, 2004. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause.

On December 18, 2003, the Debtors filed a proposed second amended Plan, along with a proposed second amended disclosure statement (“Disclosure Statement”) by which they intend to solicit acceptances to such Plan. Some of the key terms of the proposed Plan are:

•	The Company’s senior secured debtholders would exchange approximately $300 million in pre-petition secured debt for a combination of cash, a secured note in the amount of $130 million and all of the equity of the emerging parent company;

•	Exit financing of up to $70 million of which approximately $30 million would be drawn upon emergence;

•	Available cash pool to satisfy a portion of the claims of the Debtors’ general unsecured creditors; and

•	Holders of the Company’s $300 million subordinated senior notes would receive warrants to purchase common stock if their class votes to accept the proposed Plan, and if the distribution of such warrants would not cause Reorganized G&L Inc. (as defined in the Plan) to become a reporting company under the Securities Exchange Act of 1934, as amended, or otherwise. If, as a result, the warrants are not distributed, cash may instead be available for distribution in an amount to be determined based upon the total value ascribed to the warrants in the Disclosure Statement.

On December 19, 2003, the Bankruptcy Court entered an order, among other things, approving the Disclosure Statement, and authorizing the Debtors to solicit votes on the Plan thereby. The Bankruptcy Court further established January 20, 2004 as both the deadline for voting on the Plan and the deadline to file objections, if any, to the Plan. Currently, a hearing before the Bankruptcy Court to consider confirmation of the Plan is scheduled for January 28, 2004.

The proposed Plan, as amended, and the transactions contemplated thereunder are described in the Disclosure Statement, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K. The Disclosure Statement includes detailed information about the proposed Plan. Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the proposed Plan, which can only occur based on the official disclosure statement package.

Until the proposed Plan is confirmed by the Bankruptcy Court, its terms are subject to change. If the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, or fail to file an alternative Plan and receive the requisite acceptances therefore during any extended exclusivity period that the Court may grant, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. In addition, under the proposed Plan filed by the Debtors, the Company’s senior secured debtholders will receive all of the equity of the Company upon emergence and the Company’s current outstanding common stock will be cancelled. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

The Company’s financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code’ (“SOP 90-7”), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to consummate the proposed Plan, as may be amended (or any other alternative Plan which may be proposed), and gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability, if necessary, to extend the term and maturity of the DIP Financing Agreement beyond February 15, 2004 or, if necessary, find alternative debtor-in-possession financing, its ability to comply with the DIP Financing Agreement or any alternative financing arrangement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In addition, a final Plan could materially change the amounts reported in the Company’s financial statements. The financial statements do not give effect to adjustments of the carrying value of assets or liabilities, the effects of any changes that may be made to the capital accounts or the effect on results of operations that might be necessary as a consequence of a plan of reorganization.

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

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of September 27, 2003 and September 28, 2002 are identified below (in thousands):

	September 27, 2003	September 28, 2002
9 1/8% Senior Subordinated Notes	$300,000	$300,000
Interest accrued on above debt	12,775	12,775
Accounts payable	11,401	11,509
Liability for rejected leases	2,591	1,997
Other accrued expenses	1,048	1,471

	$327,815	$327,752

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $10.3 million and $18.5 million associated with the Chapter 11 Filings in fiscal 2003 and fiscal 2002, respectively. Of these charges, $8.8 million and $7.3 million for fiscal 2003 and fiscal 2002, respectively, was for fees payable to professionals retained to assist with the Chapter 11 Filings and $1.5 million and $3.1 million for fiscal 2003 and fiscal 2002, respectively, were related to a key employee retention program. Approximately $7.7 million, incurred in the March quarter 2002, was related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees. In addition, approximately $0.4 million, incurred in the September quarter 2002, was related to non-cash write-off of deferred financing fees related to the DIP Financing Agreement due to the reduction in the total commitment under the DIP Financing Agreement from $100 million to $75 million, effective September 24, 2002. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million (the remaining deferred financing fees related to the DIP Financing Agreement were minimal).

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

Approximately 3,300 employees located in Mexico and 500 employees located in the U.S. were terminated as a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. All production at the affected facilities ceased in early September 2001 by which time substantially all the affected employees were terminated.

During fiscal 2002, the Company recorded a change in estimate that decreased the plant closing costs by $1.4 million, primarily related to leases, as well as, additional fixed asset impairment charges of $0.9 million. During fiscal 2003, the Company recorded an additional change in estimate that decreased the plant closing costs by $0.2 million, also primarily related to leases. The Company sold its Asheboro, North Carolina facility and related equipment as well as all the G&L Service Company equipment in fiscal 2002. The Company expects that the sale of real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take an additional 12 months or longer to complete.

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the year ended September 27, 2003 (in thousands):

	Accrual Balance at September 28, 2002	Cash Payments	Change in Estimate	Accrual Balance at September 27, 2003
Severance benefits	$442	$(18)	$—	$424
Lease cancellation and other	1,171	(7)	(240)	924

	$1,613	$(25)	$(240)	$1,348

Of the lease cancellation and other accrual balance related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives outstanding at September 27, 2003, $0.9 million is included in liabilities subject to compromise. See discussion of “Bankruptcy Filing”.

In connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company has incurred run-out expenses related to the plant closings totaling $0.5 million before taxes in fiscal 2003. These expenses, which include equipment relocation, plant carrying costs and other costs, are primarily included in cost of sales in the consolidated statement of operations.

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

Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives (the “Fiscal 2000 Strategic Initiatives”) aimed at increasing the Company’s competitiveness and profitability by reducing costs. The initiatives included completing a joint venture in Mexico, closing two of the Company’s plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $62.8 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.0 million for severance expense and $3.5 million for the write-off of leases and other exit costs. During fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. All production at the affected facilities ceased during the December quarter of fiscal 2001 and substantially all of the 1,370 employees were terminated. Severance payments were made in either a lump sum or over a maximum period of up to eighteen months.

During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at the Erwin facility and the Brighton facility. During fiscal 2002 and fiscal 2003, the Company recorded additional fixed asset impairment charges related to the Erwin facility of $0.9 million and $0.2 million, respectively. During fiscal 2003, the Company also recorded an additional change in estimate that reduced plant closing costs by $0.2 million. The Company expects that the sale of the remaining real estate related to the Fiscal 2000 Strategic Initiatives could take an additional 12 months or longer to complete.

The table below summarizes the activity related to Fiscal 2000 Strategic Initiatives plant closing accruals for the year ended September 27, 2003 (in thousands):

	Accrual Balance at September 28, 2002	Cash Payments	Usage of Reserve	Change in Estimate	Accrual Balance at September 27, 2003
Severance benefits	$226	$(186)	$—	$23	$63
Lease cancellation and other	1,930	—	(75)	(168)	1,687

	$2,156	$(186)	$(75)	$(145)	$1,750

Of the lease cancellation and other accrual balance related to the Fiscal 2000 Strategic Initiatives outstanding at September 27, 2003, $1.7 million is included in liabilities subject to compromise. See discussion of “Bankruptcy Filing”.

The Company incurred run-out expenses totaling $1.1 million for fiscal 2003. These expenses, which include equipment relocation, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

Subsequent Events

On December 18, 2003, the Debtors filed a proposed second amended Plan, along with a proposed second amended disclosure statement (“Disclosure Statement”) by which they intend to solicit acceptances to such Plan. On December 19, 2003, the Bankruptcy Court entered an order, among other things, approving the Disclosure Statement, and authorizing the Debtors to solicit votes on the Plan thereby. The Bankruptcy Court further established January 20, 2004 as both the deadline for voting on the Plan and the deadline to file objections, if any, to the Plan. Currently, a hearing before the Bankruptcy Court to consider confirmation of the Plan is scheduled for January 28, 2004. For further discussion, see “Bankruptcy Filing” above.

On December 11, 2003, the Company announced the reconfiguration of its Swift Denim production facility in Drummondville, Quebec. Under the reconfiguration, weaving and finishing of denim will be discontinued in approximately four months. Drummondville will continue to produce yarn for other Swift facilities. The reconfiguration will result in the termination of approximately 550 employees in Drummondville. After the reconfiguration, the facility will employ approximately 215 individuals in ringspun yarn production and related supporting functions.

As a result of this decision, the Company is anticipating $5.3 million of costs related to reconfiguring the plant primarily for employee termination benefits. The Company continues to evaluate the potential impairment costs of the reconfiguration and had not fully determined the impact of the reconfiguration of the Drummondville operations in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company will accelerate the depreciation on those assets that are expected to be excess when the facility is reconfigured. No costs related to the reconfiguration of the plant were incurred in fiscal 2003.

On December 17, 2003, Arthur C. Wiener, Chairman and CEO of the Company announced his forthcoming retirement which will take place when the Company emerges from bankruptcy.

RESULTS OF OPERATIONS

The Company’s continuing operations are classified into two operating segments: (1) Galey & Lord Apparel and (2) Swift Denim. Results for fiscal 2003, 2002 and 2001 for each segment are shown below:

	Fiscal Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net Sales Per Segment
Galey & Lord Apparel	$241.6	$289.8	$415.5
Swift Denim	195.2	256.3	299.1

Total	$436.8	$546.1	$714.6

Operating Income (Loss) Per Segment
Galey & Lord Apparel	$(6.0)	$(4.5)	$(54.6)
Swift Denim	(12.3)	21.6	16.4
Corporate*	0.5	(2.6)	(1.1)

Total	$(17.8)	$14.5	$(39.3)

*	Corporate operating income (loss) consists principally of administrative expenses from the Company’s various holding companies. The fiscal 2002 Corporate operating loss also included $1.1 million of financial advisor fees incurred in the December quarter. The fiscal 2003 Corporate operating income also included $1.2 million of income related to the favorable settlement of a government grant dispute at one of the inactive foreign subsidiaries.

Included in the Galey & Lord Apparel segment are sales of the former Home Fashion Fabrics’ segment, which were presented as a separate segment in prior years. During fiscal 2002, the Company realigned its Home Fashion Fabrics’ management under the control of the Galey & Lord Apparel business unit. Prior year financial information has been reclassified to reflect this segment realignment for comparative purposes.

FISCAL 2003 COMPARED TO FISCAL 2002

Net Sales

Net sales for fiscal 2003 were $436.8 million as compared to $546.1 million for fiscal 2002. The $109.3 million decrease in net sales resulted primarily from decreased sales volume due to weak demand in the retail market, as well as lower selling prices due to price pressure from imports, excess domestic capacity and the continued shift toward discount retailers and private label apparel.

Galey & Lord Apparel

Galey & Lord Apparel’s net sales for fiscal 2003 were $241.6 million, a $48.2 million decline over fiscal 2002 net sales of $289.8 million. $40.9 million of the sales decrease was due to a 16.7% decline in apparel fabric sales volume, partially offset by higher average apparel selling prices due to changes in sales mix. The remaining $7.2 million sales decline was due primarily to reduced greige fabric sales for home furnishings.

Swift Denim

Swift’s net sales for fiscal 2003 were $195.2 million as compared to $256.3 million in fiscal 2002. The $61.1 million decline in sales reflects a 25% drop in unit volume, a 2.6% decline in selling price, partially offset by a 4.5% improvement in product mix.

Operating Income (Loss)

The Company reported an operating loss of $17.8 million for fiscal 2003 compared to operating income of $14.5 million in fiscal 2002. This decrease was due to significantly lower sales volume at both of the Company’s operating divisions and is the result of weak retail demand for apparel, lost market share to imports and increased competition due to domestic overcapacity. In the latter half of fiscal 2003, the Company initiated an inventory reduction program that included production curtailments. Production curtailments in fiscal 2003 impacted results by approximately $1.4 million. In addition, during fiscal 2003, the Company recorded an impairment loss of $5.5 million related to the fair value of the Swift Denim trademarks.

Galey & Lord Apparel

Galey & Lord Apparel’s operating loss for fiscal 2003 was $6.0 million as compared to an operating loss of $4.5 million for fiscal 2002. This decrease was principally a result of reduced fabric sales due to a continued weak retail market, lower product margins due to competitive pricing, higher raw material and energy costs, and manufacturing capacity curtailments, as noted above. These losses were partially offset by reduced selling, general and administrative costs as well as reduced run-out costs associated with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives.

Swift Denim

Swift’s operating loss for fiscal 2003 was $12.3 million compared to fiscal 2002 operating income of $21.6 million. This decline was primarily due to lower sales volume which resulted in curtailment of capacity (as noted above), lower selling prices due to price pressure from competition and unfavorable variances due to manufacturing inefficiencies and higher raw material and energy costs. In addition, the Company recorded an impairment loss of $5.5 million during fiscal year 2003 related to the fair value of the Swift Denim trademarks.

Income from Associated Companies

Income from associated companies was $7.0 million in fiscal 2003 as compared to $6.6 million in fiscal 2002. The income represents amounts from several joint venture interests that manufacture and sell denim products.

Interest Expense

Interest expense from continuing operations was $19.8 million in fiscal 2003 compared to $33.0 million in fiscal 2002. The decrease in interest expense was primarily due to the discontinuation of the interest accrual on the Company’s 9 1/8% Senior Subordinated Notes due 2008 (“Subordinated Notes”) as of the Filing Date and lower prime and LIBOR base rates during fiscal 2003 as compared to fiscal 2002. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in fiscal 2003 was 5.29% per annum as compared to 5.85% per annum in fiscal 2002.

Income Taxes

The Company’s overall tax rate for fiscal 2003 was approximately (.8%) as compared to (2.0%) for fiscal 2002. The rate is being impacted by the $28.4 million increase to the valuation allowance related to the nonrecognition of domestic net operating losses since it is more likely than not that some portion of the deferred tax assets may not be recognized.

Income (Loss) from Discontinued Operations

The Company’s loss from discontinued operations for fiscal 2003 was $46.6 million or $3.89 per common share, compared to income of $1.6 million, or $0.13 per common share, in fiscal 2002. In August 2002, the Company retained Rothschild-Italia S.P.A., a financial advisor, to aid in the potential sale of its Klopman business. In July 2003, Dominion Textile International B.V., an indirect wholly-owned subsidiary of the Company (“Dominion”) and an investment group led by BS Private Equity (the “Purchaser”) entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company, through Dominion, agreed to sell to the Purchaser (the “Sale Transaction”) all of Klopman (pursuant to a sale of all or substantially all of the capital stock of each subsidiary which together constitute Klopman), for a net purchase price of € 22.4 million (before deduction for fees, costs and expenses). The consummation of the Sale Transaction was subject to a number of conditions, including, among other things, Bankruptcy Court approval, regulatory approval and satisfactory completion of environmental due diligence and appropriate environmental surveys. In the fourth quarter of fiscal 2003, all substantive issues were resolved clearing the way to dispose of this business segment. On November 21, 2003, the Company received approval from the Bankruptcy Court to complete the Sale Transaction. Closure of the sale is pending consent of the Tunisian authorities, which the Company expects to receive shortly. The Company classified the Klopman segment as held for sale in the fourth quarter of fiscal 2003 and, consequently, the results of operations and statement of financial position for this segment have been reported in this Annual Report on Form 10-K as a discontinued operation for fiscal 2003 and for all prior years presented herein. In connection with this reclassification to a discontinued operation, the Klopman segment was adjusted from its carrying value of $74.1 million to its estimated fair value of $25.5 million in the fourth quarter of fiscal 2003. The resulting $48.6 million loss was included in the fiscal 2003 loss from operations of discontinued operations.

In accordance with EITF 87-24, the Company allocated $1.3 million in fiscal 2003 and $1.4 million in fiscal 2002 of interest expense related to the Senior Credit Facility to discontinued operations which was added to interest directly incurred by the Klopman segment.

Net Loss and Net Loss Per Share

The Company reported a net loss for fiscal 2003 of $176.1 million, or $14.68 per common share, inclusive of $10.3 million of reorganization costs, a $46.6 million loss related to discontinued operations and an $87.4 million loss from the cumulative effect of an accounting change compared to a net loss for fiscal 2002 of $29.4 million, or $2.45 per common share, inclusive of $18.5 million of reorganization costs and $1.6 million of income related to discontinued operations.

FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales

Net sales for fiscal 2002 were $546.1 million as compared to $714.6 million for fiscal 2001. The $168.5 million decrease in net sales primarily resulted from decreased sales volume due to discontinuation of the garment making operations, decreased sales volume due to the Erwin, North Carolina facility closure and poor retail environment as well as lower selling prices.

Galey & Lord Apparel

Galey & Lord Apparel’s net sales for fiscal 2002 were $289.8 million, a $125.7 million decrease over fiscal 2001 net sales of $415.5 million. $42.4 million of the decrease was due to the discontinuation of the Company’s garment making operations in September 2001 which was included as part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. The remaining sales decrease was due to a 14.3% decline in fabric sales volume along with an 8.3% decline in prices, inclusive of product mix changes.

Swift Denim

Swift’s net sales for fiscal 2002 were $256.3 million as compared to $299.1 million in fiscal 2001. $17.3 million of the sales decrease was attributable to the reduction in manufacturing capacity resulting from the closure of the Erwin, North Carolina facility in December 2000. This remaining sales decrease was due to a 5.6% decline in volume and 3.5% decline in selling prices.

Operating Income (Loss)

The Company reported operating income of $14.5 million for fiscal 2002 compared to an operating loss of $39.3 million in fiscal 2001. During fiscal year 2002, the Company recorded losses related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives of $5.6 million. During fiscal 2001, the Company recorded losses of $79.7 million related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives. The Corporate operating loss for fiscal 2002 consisted principally of administrative expenses from the Company’s various holding companies as well as $1.1 million of financial advisor fees incurred in the December quarter of fiscal 2002.

Galey & Lord Apparel

Galey & Lord Apparel’s operating loss for fiscal 2002 was $4.5 million as compared to an operating loss of $54.6 million for fiscal 2001. Galey & Lord Apparel recorded losses of $2.4 million in fiscal year 2002 and $72.5 million in fiscal year 2001, respectively, related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives. The decrease in operating income, excluding the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives, is principally a result of reduced fabric sales due to a continuing decline in the market, lower fabric selling prices due to price competition, changes in product mix and lower-of-cost-or-market adjustment for LIFO inventories, partially offset by the elimination of losses in the garment operations which were closed in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and lower raw material prices and selling expenses. In addition, Galey & Lord Apparel’s inventory quantities were reduced during fiscal 2002 and, as a result, this reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with fiscal 2002 costs, the effect of which increased cost of sales and decreased operating income by approximately $1.3 million.

Swift Denim

Swift’s operating income for fiscal 2002 was $21.6 million compared to fiscal 2001 operating income of $16.4 million. Swift Denim recorded losses of $3.2 million in fiscal year 2002 and $6.8 million in fiscal year 2001, respectively, related to the Fiscal 2000 Strategic Initiatives. The increase in Swift’s operating income is principally due to the change in method of accounting for inventories to the last-in, first-out (LIFO) method, the impact of lower cotton prices and utility costs as well as positive changes in product mix. In addition, Swift recognized a $3.4 million gain in the current year related to curtailment of postretirement benefits for employees not retired as of December 31, 2001. The increase in operating income is partially offset by lower sales volume and a reduction in selling prices. Swift also recognized a $2.4 million gain in fiscal 2001 related to benefit curtailment at the Erwin facility as a result of the Fiscal 2000 Strategic Initiatives.

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

Interest Expense

Interest expense was $33.0 million in fiscal 2002 compared to $57.9 million in fiscal 2001. The decrease in interest expense was primarily due to the discontinuation of the 9 1/8% Senior Subordinated Notes (“Subordinated Notes”) interest accrual as of the Filing Date and lower prime and LIBOR base rates during fiscal 2002 as compared to fiscal 2001. The average interest rate paid by the Company on its bank debt, excluding the Subordinated Notes, in fiscal 2002 was 5.85% per annum as compared to 8.74% per annum in fiscal 2001.

Income Taxes

The Company’s overall tax rate for fiscal 2002 was approximately (2.0%) as compared to 17.6% for fiscal 2001. Primarily, the fiscal 2002 rate is being impacted by the Job Creation and Worker Compensation Act of 2002, which became effective March 2002 and provided additional carryback periods resulting in a $1.2 million refund reflected in these financial statements. Additionally, the rate is being impacted by the $19.3 million increase to the valuation allowance related to the nonrecognition of domestic net operating losses since it is more likely than not that some portion of the deferred tax assets may not be recognized.

Income (Loss) from Discontinued Operations

The Company’s income from discontinued operations for fiscal 2002 was $1.6 million, or $0.13 per common share, compared to income of $2.3 million, or $0.19 per common share, in fiscal 2001. The Company classified the Klopman segment as held for sale in the fourth quarter of fiscal 2003. Consequently, the results of operations and statement of financial position for this segment have been reported in this Annual Report on Form 10-K as a discontinued operation for fiscal 2003 and for all prior years presented herein.

In accordance with EITF 87-24, the Company allocated $1.4 million in fiscal 2002 and $2.1 million in fiscal 2001 of interest expense related to the Senior Credit Facility to discontinued operations which was added to interest directly incurred by the Klopman segment.

Net Loss and Net Loss Per Share

The Company reported a net loss for fiscal 2002 of $29.4 million, or $2.45 per common share, inclusive of $18.5 million of reorganization costs and $1.6 million income related to discontinued operations compared to a net loss for fiscal 2001 of $70.1 million, or $5.85 per common share, inclusive of $2.3 million of income related to discontinued operations.

Liquidity and Capital Resources

As previously discussed, the Company and each of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The matters described under this caption “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings. Such proceedings have involved, and will continue to involve, or have resulted in, or will continue to result in, various restrictions on the Debtors’ activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Debtors may conduct or seek to conduct business.

The Company and its subsidiaries had cash and cash equivalents totaling $17.1 million and $38.6 million at September 27, 2003 and September 28, 2002, respectively. As a result of the Chapter 11 Filings, the Company’s ability to borrow under its Senior Credit Facility (as defined below) was frozen and replaced with the Company’s DIP Financing Agreement (as defined below). As of September 27, 2003, the Company’s borrowing availability under its DIP Financing Agreement was $42.5 million. The Company had no borrowings outstanding under the DIP Facility as of September 27, 2003 but had $7.5 million in outstanding letters of credit. The Company also had $6.1 million in outstanding letters of credit under the Senior Credit Facility. As of September 27, 2003, the Company’s Canadian operations had a total of $6.8 million of borrowing availability under the Canadian Loan Agreement (as defined below).

During fiscal 2003, the Company primarily utilized its available cash and Canadian Loan Facility to fund its operating and capital expenditure requirements.

During the March quarter 2002, Klopman used existing cash balances and borrowings under its credit agreements to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). In April 2002, $19.5 million was transferred from the Company’s European holding company to the Company in the United States. The Company then utilized the cash to repay its $7.4 million outstanding balance under its DIP Financing Agreement as well as repay $5.0 million, $4.2 million, and $2.9 million of the Company’s pre-petition revolving line of credit, Term Loan B, and Term Loan C borrowings, respectively, under the pre-petition Senior Credit Facility (as defined below).

The Company expects to spend approximately $13.2 million for capital expenditures related to continuing operations in fiscal 2004. The Company anticipates that approximately 40% of the forecasted capital expenditures will be used to enhance the its capabilities while the remaining 60% will be used to maintain existing capabilities. The Company’s continuing operations spent $11.3 million for capital expenditures in fiscal 2003 of which approximately 40% was used to enhance the its capabilities while the remaining 60% was used to maintain existing capabilities.

The Company has certain domestic defined benefit pension plans (the “Domestic Plans”). At September 27, 2003, the Domestic Plans’ unfunded accumulated benefit obligation exceeded its unrecognized service cost. Accordingly, under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, an additional minimum pension liability of $12.9 million is reported as a separate component of equity in the balance sheet as part of accumulated other comprehensive loss. Annual minimum funding requirements for the Domestic Plans are actuarially determined based on values as of the beginning of the Domestic Plans’ year (January 1). Based on the valuation as of January 1, 2003, the Company’s minimum funding requirement will be approximately $2.5 million for the Company’s fiscal year 2004. Future minimum funding levels beyond the Company’s fiscal year 2004 will be based on the Domestic Plans’ valuation as of January 1, 2004 and, as such, are subject to the volatility of the stock market and other financial markets.

As discussed above, the Company and the Debtor subsidiaries are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Filings and the restructuring of its business operations. As a result of the uncertainty surrounding the Company’s current circumstances, it is difficult to predict the Company’s actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flow from operations together with cash on hand, cash generated from asset sales, and amounts available under the DIP Financing Agreements and the Canadian Loan Agreement and certain other foreign bank loans (until such time as the sale of Klopman is completed), will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Filings.

In the event that cash flows and available borrowings under the DIP Financing Agreement and the Canadian Loan Agreement are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures, sell assets or seek additional financing. While the Company does not believe this is likely, it can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

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

Debtor-in-Possession Financing Agreement

Under the terms of the final DIP financing agreement (the “DIP Financing Agreement”) among the Company and the Debtor subsidiaries and Wachovia Bank, National Association (formerly known as First Union National Bank) (the “Agent”) and Wachovia Securities, Inc., the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit) in an amount not exceeding the lesser of $100 million or the Borrowing Base (as defined in the DIP Financing Agreement). Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. As a result, $0.4 million of deferred debt fees related to the DIP financing agreement were written off in the September quarter 2002. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million.

Under the terms of the final DIP financing agreement (as amended, the “DIP Financing Agreement”), the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit which was reduced to $10 million by the Financing Extension, as defined below) in an amount not exceeding the lesser of $100 million (effective September 24, 2002, such amount was permanently reduced to $75 million and effective July 25, 2003, it was permanently reduced to $50 million) or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) February 15, 2004, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company’s option, of either (i) (a) the higher of the prime rate or the federal funds rate plus ..50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of either (A) at such time as Wachovia Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .50% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that Wachovia Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

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

The DIP Financing Agreement contains covenants restricting the Company and the Debtor subsidiaries from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At September 27, 2003, the Company was in compliance with the covenants of the DIP Financing Agreement.

The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

The DIP Financing Agreement has been amended three times (collectively, the “Financing Extension”). It is currently set to expire on February 15, 2004. There can be no assurance that the DIP Financing Agreement will be further extended, if necessary. The Company has no current commitments or arrangements for additional debtor-in-possession financing and, if the DIP Financing Agreement is not extended, there can be no assurance that replacement debtor-in-possession financing will be available on acceptable terms (or that any such financing will be approved by the Bankruptcy Court) or at all.

The Financing Extension allows the Company to have a maximum aggregate principal amount of loans and letters of credit outstanding of $25 million and reduces the maximum aggregate amount available for letters of credit from $15 million to $10 million. As part of the Financing Extension, among other things, upon the sale of the capital stock of the entities which constitute Klopman and certain intellectual property rights thereof for no less than € 22.3 million, the Net Proceeds (as defined in the Financing Extension) from such sale will be repatriated to the Company and the Company will apply such repatriated funds in accordance with the DIP Financing Agreement and any orders approving the extension thereof.

The DIP Financing Agreement was also modified to provide for cash collateral for letters of credit from the proceeds of foreign repatriations, after the repayment of any outstanding loans under the DIP Financing Agreement.

Pre-Petition Senior Credit Facility

On January 29, 1998 the Company entered into a new credit agreement, as amended, (the “Senior Credit Facility”) with Wachovia Bank, National Association (formerly known as First Union National Bank), as agent and lender, and its syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million (“Term Loan B”) and (iii) a term loan in the principal amount of $110.0 million (“Term Loan C”). In July 1999, the Company amended its Senior Credit Facility (the “July 1999 Amendment”) pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million.

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

At September 27, 2003, interest on the Company’s term loan and revolving credit borrowings were based on six-month market LIBOR rates averaging 1.14% and on a prime rate of 4.00%. The Company’s weighted average borrowing rate on these loans at September 27, 2003 was 5.01%, which includes spreads ranging from 3.5% to 4.25% on the LIBOR borrowings and a spread of 2.25% on the prime rate borrowings.

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004, unless extended; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Effective July 24, 2002, the term loan was converted to U.S. dollars repayable in equal monthly installments of $150,000 U.S. dollars with the unpaid balance repayable in February 2004. Under the Canadian Loan Agreement, the interest rate on Drummondville’s borrowings initially was fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville’s option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville’s option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

At September 27, 2003, interest on the Company’s term loan and revolving credit borrowings were based on one-month market LIBOR rates averaging 1.11%, on a U.S. prime rate of 4.00% and on a Canadian prime rate of 4.75%. The Company’s weighted average borrowing rate on these loans at September 27, 2003 was 4.15%, which includes a spread of 2.50% on the LIBOR borrowings and spreads ranging from .50% to 1.25% on the prime rate borrowings.

Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At September 27, 2003, the Company was in compliance with the covenants of the Canadian Loan Agreement.

Tax Matters

At September 27, 2003, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal and state tax purposes of approximately $168.3 million and $181 million, respectively, which will be carried forward for U.S. federal and state income tax purposes to offset future taxable income and will expire in 2004-2023 if unused. The Company has increased its valuation allowance from $33.1 million in fiscal 2002 to $61.5 million in fiscal 2003 related to domestic operating losses since it is more likely than not that some portion of the deferred tax assets may not be recognized.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. As required by FAS 143, the Company adopted this new accounting standard for fiscal year 2003. The adoption of FAS 143 did not have a material impact on the Company’s consolidated results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by FAS 144, the Company adopted this new accounting standard for fiscal year 2003. The adoption of FAS 144 did have a material impact on the Company’s consolidated results of operations and financial position. See “Note C – Discontinued Operations” in the Company’s consolidated financial statements contained herein.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria for treatment as extraordinary. The Company adopted this standard for fiscal year 2003. The adoption of FAS 145 did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this standard for fiscal year 2003. The adoption of FAS 146 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standard No. 133 (“Accounting for Derivative Instruments and Hedging Activities,” as amended. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Company adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The Company adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of FAS 150 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 are effective for periods ending after December 15, 2003 for public companies. The Company does not believe the provisions of FIN 46 will have a material impact on the Company’s consolidated financial statements or related disclosures.

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

Inventories: Inventories are stated at the lower of cost or market. On September 30, 2001, the Company changed its method of accounting for inventories to last-in, first-out (LIFO) method for its Swift Denim business which was acquired on January 28, 1998. Therefore, the LIFO method is used to cost substantially all of inventories at continuing operations at September 27, 2003. The Company believes that utilizing LIFO for the Swift Denim business will result in a better matching of costs with revenues and provide consistency in accounting for inventory among the Company’s North American operations. The Company also believes the utilization of LIFO is consistent with industry practice. Approximately $3.0 million of lower-of-cost-or-market (LCM) reserves were reversed in fiscal 2002 due to the change from FIFO to LIFO. In implementing the change in inventory method for Swift Denim, the opening fiscal 2002 inventory value under LIFO is the same as the year ending FIFO inventory value at September 29, 2001. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable.

Impairment of Goodwill and Other Intangible Assets: Effective as of the beginning of the Company’s fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This new standard eliminated the amortization of goodwill and intangible assets with indefinite useful lives (collectively, the “Intangible Assets”). Instead these assets must be tested at least annually for impairment. In the year of adoption, FAS 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the Intangible Assets’ carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its carrying value. To the extent the fair value of any reporting unit is less than its carrying value, which would indicate that potential impairment of Intangible Assets exists, a second transitional test is required to determine the amount of impairment.

For purposes of Intangible Assets impairment testing, FAS 142 requires that goodwill be assigned to one or more reporting units. The Company had assigned goodwill to the Swift Denim and Galey & Lord Apparel reporting units. In addition to goodwill, Swift Denim also owns several trademarks whose useful lives are considered to be indefinite.

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

At September 27, 2003 and September 28, 2002, the excess of the Company’s investment over its equity in the underlying net assets of its joint venture interests is approximately $9.7 million (net of accumulated amortization of $3.0 million) and prior to the adoption of FAS 142 as of the beginning of fiscal 2003, was being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies. Upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests. However, equity method goodwill will continue to be reviewed in accordance with Accounting Principles Board (“APB”) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” The Company believes that no impairment of the equity method goodwill existed at September 27, 2003.

Revenue Recognition: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records a portion of its revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During fiscal 2003, 2002 and 2001, invoices issued under these terms represent 13%, 14% and 15% of revenue, respectively.

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

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. As of September 27, 2003, a 10% decline in market price would have a negative impact of approximately $4.0 million on the value of the contracts.

Interest Rate Exposures

In prior years, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. At September 27, 2003, the Company did not have any interest rate swap agreements outstanding.

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

The Company enters into energy purchase contracts to lock in natural gas prices when rates are attractive for its forecasted natural gas usage in the normal course of business. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedging Strategy

The Company uses natural gas in the ordinary course of its business and enters into energy purchase contracts, when deemed appropriate, to hedge the exposure to variability in expected future cash flows attributable to price fluctuations related to the forecasted purchases of natural gas. At September 27, 2003, the Company’s energy purchase contracts expire over the next twelve months.

Energy purchase contracts (which are settled in cash) that hedge forecasted purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in spot exchange rates and forward contract rates. The net loss was not material for the year ended September 27, 2003 and is included primarily in selling, general and administrative expenses in the consolidated statements of operations.

At September 27, 2003, the Company expects to reclassify approximately $70,000 of pre-tax gains on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Galey & Lord, Inc.

We have audited the accompanying consolidated balance sheets of Galey & Lord, Inc. and subsidiaries as of September 27, 2003 and September 28, 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended September 27, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galey & Lord, Inc. at September 27, 2003 and September 28, 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, on February 19, 2002, Galey & Lord, Inc. and each of its domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in the Southern District of New York (the “Bankruptcy Court”), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, the ability to comply with its debtor-in-possession financing facility, obtain adequate financing sources, and the Company’s ability to generate sufficient cash flows from operations to meet its future obligations. In addition, the Company has experienced operating losses in 2003, 2002 and 2001. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note D to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in fiscal 2003.

Ernst & Young LLP

Greensboro, North Carolina

November 7, 2003, except for Note U as to which the date is December 17, 2003

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share and share data)

	September 27, 2003	September 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$17,075	$38,555
Trade accounts receivable, less deductions for doubtful receivables, discounts, returns and allowances of $2,892 in 2003 and $2,931 in 2002	84,197	115,737
Sundry notes and accounts receivable	4,058	3,540
Inventories	142,907	119,864
Income taxes receivable	1,197	651
Prepaid expenses and other current assets	3,986	3,982
Current assets of discontinued operations	74,554	53,495

Total current assets	327,974	335,824
Property, plant and equipment, at cost:
Land	6,580	6,070
Buildings	93,885	90,456
Machinery, fixtures and equipment	261,383	250,591

	361,848	347,117
Less accumulated depreciation and amortization	(184,718)	(160,901)

	177,130	186,216
Investment in and advances to associated companies	38,259	38,902
Deferred charges, net	824	4,362
Other non-current assets	1,582	1,067
Intangible assets, net	20,507	113,796
Long-term assets of discontinued operations	—	53,890

	$566,276	$734,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Long-term debt – current	$304,705	$310,336
Trade accounts payable	17,466	18,005
Accrued salaries and employee benefits	33,663	29,841
Accrued liabilities	24,966	30,060
Income taxes payable	3,754	2,730
Current liabilities of discontinued operations	52,853	23,158

Total current liabilities	437,407	414,130
Long-term liabilities:
Long-term debt	7,770	6,512
Other long-term liabilities	1,778	3,196
Long-term liabilities of discontinued operations	—	26,714

Total long-term liabilities	9,548	36,422
Deferred income taxes	3,812	3,609

Total liabilities not subject to compromise	450,767	454,161
Liabilities subject to compromise	327,815	327,752
Stockholders’ equity (deficit):
Common Stock - $.01 par value, authorized 25,000,000 shares; Issued 12,386,172 shares in 2003 and 2002, Outstanding 11,996,965 shares in 2003 and 2002	124	124
Contributed capital in excess of par value	41,960	41,954
Accumulated deficit	(243,072)	(66,973)
Less 389,207 Common Stock shares in 2003 and 2002 in treasury, at cost	(2,247)	(2,247)
Accumulated other comprehensive loss	(9,071)	(20,714)

Total stockholders’ equity (deficit)	(212,306)	(47,856)

	$566,276	$734,057

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net sales	$436,817	$546,050	$714,584
Cost of sales	430,879	507,425	662,841

Gross profit	5,938	38,625	51,743
Selling, general and administrative expenses	18,443	23,795	25,963
Amortization of intangible assets	—	3,285	4,557
Impairment of goodwill and intangible assets	5,500	—	30,445
Impairment of fixed assets	209	1,823	20,280
Plant closing costs	(385)	(1,433)	12,134
Net gain on benefit plan curtailments	—	(3,375)	(2,294)

Operating income (loss)	(17,829)	14,530	(39,342)
Interest expense (contractual interest of $47,165, $49,912 and $57,873 for the 12 months ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively)	19,790	33,031	57,873
Income from associated companies	(6,981)	(6,589)	(8,721)

Loss from continuing operations before reorganization items and income taxes	(30,638)	(11,912)	(88,494)
Reorganization items	10,348	18,465	—

Loss from continuing operations before income taxes	(40,986)	(30,377)	(88,494)
Income tax expense (benefit):
Current	1,309	141	4,126
Deferred	(249)	436	(20,215)

	1,060	577	(16,089)

Net loss before discontinued operations and cumulative effect of an accounting change	(42,046)	(30,954)	(72,405)
Income (loss) from operations of discontinued Klopman segment, net of applicable income taxes of $2,754, $1,822 and $6,001 for the twelve months ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively	(46,645)	1,590	2,259

Net loss before cumulative effect of an accounting change	(88,691)	(29,364)	(70,146)
Cumulative effect of an accounting change, net of applicable income taxes of $0	(87,408)	—	—

Net loss	$(176,099)	$(29,364)	$(70,146)

Net loss per common share:
Basic and Diluted:
Average common shares outstanding	11,997	11,997	11,985
Net loss before discontinued operations and cumulative effect of an accounting change	$(3.50)	$(2.58)	$(6.04)
Income (loss) from operations of discontinued Klopman segment	(3.89)	.13	.19
Cumulative effect of an accounting change	(7.29)	—	—

Net loss per common share	$(14.68)	$(2.45)	$(5.85)

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Cash flows from operating activities:
Net loss from continuing operations	$(129,454)	$(30,954)	$(72,405)
Adjustments to reconcile net loss from continuing to net cash provided by (used in) operating activities from continuing operations:
Cumulative effect of accounting change	87,408	—	—
Depreciation of property, plant and equipment	23,536	23,936	26,244
Amortization of intangible assets	—	3,285	4,557
Amortization of deferred charges	3,947	3,962	3,060
Interest expense allocated to discontinued operation	(1,287)	(1,430)	(2,120)
Deferred income taxes	(249)	436	(20,215)
Non-cash compensation	6	1,076	1,205
Loss on disposals of property, plant and equipment	629	73	94
Undistributed income from associated companies	(6,981)	(6,589)	(8,721)
Impairment of goodwill and intangible assets	5,500	—	30,445
Impairment of fixed assets	209	1,823	20,280
Net gain on benefit plan curtailment	—	(3,375)	(2,294)
Non-cash reorganization write-offs	—	8,100	—
Other	9	17	131
Sources (Uses) due to changes in assets and liabilities:
Accounts receivable – net	33,377	4,179	55,671
Sundry notes and accounts receivable	(621)	392	553
Inventories	(22,011)	21,214	4,072
Prepaid expenses and other current assets	160	(2,491)	986
Other non-current assets	(407)	211	187
Trade accounts payable	(1,800)	(9,351)	(3,028)
Accrued liabilities	(6,457)	19,239	(6,645)
Income taxes payable	214	(165)	2,379
Other long-term liabilities	(593)	(1,434)	(3,587)
Plant closing liabilities	(671)	(7,469)	(2,278)

Total adjustments	113,918	55,639	100,976

Net cash provided by (used in) operating activities from continuing operations	(15,536)	24,685	28,571
Net cash provided by (used in) operating activities from discontinued operations	15,424	14,442	(695)

Net cash provided by (used in) operating activities	(112)	39,127	27,876

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Amounts in thousands)

	For the Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Cash flows from investing activities:
Property, plant and equipment expenditures	(11,342)	(8,149)	(22,064)
Proceeds from sale of property, plant and equipment	43	5,897	3,874
Distributions received from associated companies	7,924	5,754	8,636
Investment in affiliates	—	—	(750)
Other	(300)	1,613	(994)

Net cash provided by (used in) investing activities from continuing operations	(3,675)	5,115	(11,298)
Net cash provided by (used in) investing activities from discontinued operations	(2,827)	(2,598)	(2,100)

Net cash provided by (used in) investing activities	(6,502)	2,517	(13,398)

Cash flows from financing activities:
Increase (decrease) in revolving lines of credit	2,235	(8,639)	8,343
Principal payments on long-term debt	(6,042)	(11,636)	(32,010)
Borrowings under existing debt agreements	—	—	9,000
Payment of bank fees and loan costs	(375)	(3,418)	(1,505)

Net cash provided by (used in) financing activities from continuing operations	(4,182)	(23,693)	(16,172)
Net cash provided by (used in) financing activities from discontinued operations	(10,062)	12,002	1,079

Net cash provided by (used in) financing activities	(14,244)	(11,691)	(15,093)
Effect of exchange rate changes on cash and cash equivalents	633	265	131

Net increase (decrease) in cash and cash equivalents	(20,225)	30,218	(484)
Cash and cash equivalents transferred (to) from discontinued operations	(1,255)	1,793	1,311
Cash and cash equivalents at beginning of period	38,555	6,544	5,717

Cash and cash equivalents at end of period	$17,075	$38,555	$6,544

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share data)

	Comprehensive Income (Loss)	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2000		$124	$39,673	$32,537	$(2,247)	$(14,498)	$55,589
Issuance of 36,212 shares of Restricted Common Stock		—	102	—	—	—	102
Compensation earned related to issuance of stock options		—	1,103	—	—	—	1,103
Comprehensive income (loss):
Foreign currency translation adjustment	$344	—	—	—	—	344	344
Derivative instruments	24	—	—	—	—	24	24
Net loss for fiscal 2001	(70,146)	—	—	(70,146)	—	—	(70,146)

Total comprehensive loss	$(69,778)

Balance at September 29, 2001		$124	$40,878	$(37,609)	$(2,247)	$(14,130)	$(12,984)

Compensation earned related to issuance of stock options		—	1,076	—	—	—	1,076
Comprehensive income (loss):
Foreign currency translation adjustment	$2,544	—	—	—	—	2,544	2,544
Derivative instruments	210	—	—	—	—	210	210
Minimum pension liability	(9,338)	—	—	—	—	(9,338)	(9,338)
Net loss for fiscal 2002	(29,364)	—	—	(29,364)	—	—	(29,364)

Total comprehensive loss	$(35,948)

Balance at September 28, 2002		$124	$41,954	$(66,973)	$(2,247)	$(20,714)	$(47,856)

Compensation earned related to issuance of stock options		—	6	—	—	—	6
Comprehensive income (loss):
Foreign currency translation adjustment	$15,381	—	—	—	—	15,381	15,381
Derivative instruments	(163)	—	—	—	—	(163)	(163)
Minimum pension liability adjustment	(3,575)	—	—	—	—	(3,575)	(3,575)
Net loss for fiscal 2003	(176,099)	—	—	(176,099)	—	—	(176,099)

Total comprehensive loss	$(164,456)

Balance at September 27, 2003		$124	$41,960	$(243,072)	$(2,247)	$(9,071)	$(212,306)

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with Wachovia Bank, National Association (formerly known as First Union National Bank) (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement (as defined below), to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million.

Under the terms of the final DIP financing agreement (as amended, the “DIP Financing Agreement”), the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit which was reduced to $10 million by the Financing Extension, as defined below) in an amount not exceeding the lesser of $100 million (effective September 24, 2002, such amount was permanently reduced to $75 million and effective July 25, 2003, it was permanently reduced to $50 million) or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) February 15, 2004, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing Agreement bear interest at the rate per annum at the Company’s option, of either (i) (a) the higher of the prime rate or the federal funds rate plus .50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of either (A) at such time as Wachovia Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .50% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that Wachovia Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE A – Bankruptcy Filing (Continued)

The DIP Financing Agreement contains covenants restricting the Company and the Debtor subsidiaries from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At September 27, 2003, the Company was in compliance with the covenants of the DIP Financing Agreement.

The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

The DIP Financing Agreement has been amended three times (collectively, the “Financing Extension”). It is currently set to expire on February 15, 2004. There can be no assurance that the DIP Financing Agreement will be further extended, if necessary. The Company has no current commitments or arrangements for additional debtor-in-possession financing and, if the DIP Financing Agreement is not extended, there can be no assurance that replacement debtor-in-possession financing will be available on acceptable terms (or that any such financing will be approved by the Bankruptcy Court) or at all.

The Financing Extension allows the Company to have a maximum aggregate principal amount of loans and letters of credit outstanding of $25 million and reduces the maximum aggregate amount available for letters of credit from $15 million to $10 million. As part of the Financing Extension, among other things, upon the sale of the capital stock of the entities which constitute Klopman and certain intellectual property rights thereof for no less than € 22.3 million, the Net Proceeds (as defined in the Financing Extension) from such sale will be repatriated to the Company and the Company will apply such repatriated funds in accordance with the DIP Financing Agreement and any orders approving the extension thereof.

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

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs for the Debtors. These programs include:

Stay Bonus and Emergence Plans – These plans provide for payments totaling $5.2 million for 62 employees including executive officers. Payments under the Stay Bonus Plan are in four equal payments beginning in August 2002 and ending the later of June 2003 or upon emergence. The first three payments under the Stay Bonus Plan have been made to qualifying employees. The Emergence Plan provides for a single payment upon emergence.

Enhanced Severance Program—Pursuant to this program, certain employees, including executive officers, are entitled to “enhanced” severance payments under certain terms and conditions.

Discretionary Transition Payment Plan – This plan allows the Debtors to offer incentives to certain employees during a transition period at the end of which such employees would be terminated, in the event such incentives become necessary [may want to delete because of Drummondville – although technically correct since Drummondville is not a debtor.

Discretionary Retention Pool – This plan provides the Chief Executive Officer discretionary authority to offer incentives to employees (including new employees) not otherwise participating in other portions of the program.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE A – Bankruptcy Filing (Continued)

Performance Incentive Plan – The Debtors filed a motion for approval of a proposed performance incentive plan, pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved. The Debtors voluntarily withdrew that motion without prejudice to their right to seek the relief requested therein at a later date.

The Debtors have also received authority to conduct certain other transactions that might be considered “outside the ordinary course” of business. The Debtors have sought and received authority to pay certain pre-petition personal and property taxes, to sell certain identified assets, to enter into certain financing agreements, and to retain a real estate professional to market and sell certain unused properties. Among other things, the Debtors have received authority to sell Klopman. This sale has not closed as of the date hereof. See “Note C – Discontinued Operations”.

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. The Bankruptcy Court has entered three orders collectively approving the rejection of one executory contract and several unexpired leases. In addition, under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002, December 11, 2002, April 17, 2003, and August 13, 2003, and December 17, 2003, the Bankruptcy Court extended this deadline up through and including April 12, 2004. The Debtors are in the process of reviewing their remaining executory contracts to determine which, if any, they will reject. The Debtors have proposed treatment for each such executory contract and unexpired lease as part of the proposed plan of reorganization, but that proposed treatment may change at any time prior to the confirmation of such plan. Further, there can be no assurance that the proposed plan will be confirmed, or that the proposed treatment therein will be approved. If the proposed plan is not confirmed, or if the treatment proposed therein is not approved, the Debtors will need to re-examine the potential treatment of each executory contract and unexpired lease. As such, at this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases, and no provisions have yet been made for these items.

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

On or around June 26, 2003, the Company filed a motion for authority to enter into an engagement agreement (the “Engagement Agreement”) with Alvarez & Marsal, Inc. (“A&M”). A&M will supplement existing management with professionals led by Mr. Peter A. Briggs, a managing director at A&M. Mr. Briggs will serve as chief restructuring officer (“CRO”) and report to Arthur C. Wiener, Chairman and Chief Executive Officer of the Company. Mr. Joseph A. Bondi and certain additional officers (together, the “Additional Officers”) will assist the CRO. On or about June 27, 2003, the Bankruptcy Court entered an order authorizing the Company, on an interim basis and as amended thereby, to enter into the Engagement Agreement, and to retain the CRO and Additional Officers. On or about July 18, 2003, the Bankruptcy Court entered a final order approving the retention of A&M and the CRO and Additional Officers.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE A – Bankruptcy Filing (Continued)

The consummation of a plan or plans of reorganization (a “Plan”) is the principal objective of the Chapter 11 Filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. The Plan could also involve the sale of the Debtors’ assets and/or stock. It is also possible that a sale of the Debtors’ assets and/or stock could be accomplished outside a plan of reorganization. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a Plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a Plan. As of the date hereof, the Bankruptcy Court had entered eight orders collectively extending the Debtors’ exclusive right to file a Plan through and including November 15, 2003, and extending the Debtors’ exclusive right to solicit acceptances of such Plan through and including February 4, 2004. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause.

On December 18, 2003, the Debtors filed a proposed second amended Plan, along with a proposed second amended disclosure statement (“Disclosure Statement”) by which they intend to solicit acceptances to such Plan. Some of the key terms of the proposed Plan are:

•	The Company’s senior secured debtholders would exchange approximately $300 million in pre-petition secured debt for a combination of cash, a secured note in the amount of $130 million and all of the equity of the emerging parent company;

•	Exit financing of up to $70 million of which approximately $30 million would be drawn upon emergence;

•	Available cash pool to satisfy a portion of the claims of the Debtors’ general unsecured creditors; and

•	Holders of the Company’s $300 million subordinated senior notes would receive warrants to purchase common stock if their class votes to accept the proposed Plan, and if the distribution of such warrants would not cause Reorganized G&L Inc. (as defined in the Plan) to become a reporting company under the Securities Exchange Act of 1934, as amended, or otherwise. If, as a result, the warrants are not distributed, cash may instead be available for distribution in an amount to be determined based upon the total value ascribed to the warrants in the Disclosure Statement.

On December 19, 2003, the Bankruptcy Court entered an order, among other things, approving the Disclosure Statement, and authorizing the Debtors to solicit votes on the Plan thereby. The Bankruptcy Court further established January 20, 2004 as both the deadline for voting on the Plan and the deadline to file objections, if any, to the Plan. Currently, a hearing before the Bankruptcy Court to consider confirmation of the Plan is scheduled for January 28, 2004.

The proposed Plan, as amended, and the transactions contemplated thereunder are described in the Disclosure Statement, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K. The Disclosure Statement includes detailed information about the proposed Plan. Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the proposed Plan, which can only occur based on the official disclosure statement package.

Until the proposed Plan is confirmed by the Bankruptcy Court, its terms are subject to change. If the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, or fail to file an alternative Plan and receive the requisite acceptances therefore during any extended exclusivity period that the Court may grant, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. In addition, under the proposed Plan filed by the Debtors, the Company’s senior secured debtholders will receive all of the equity of the Company upon emergence and the Company’s current outstanding common stock will be cancelled. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE A – Bankruptcy Filing (Continued)

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

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to consummate the proposed Plan, as may be amended (or any other alternative Plan which may be proposed), and gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability, if necessary, to extend the term and maturity of the DIP Financing Agreement beyond February 15, 2004 or, if necessary, find alternative debtor-in-possession financing, its ability to comply with the DIP Financing Agreement or any alternative financing arrangement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In addition, a final Plan could materially change the amounts reported in the Company’s financial statements. The financial statements do not give effect to adjustments of the carrying value of assets or liabilities, the effects of any changes that may be made to the capital accounts or the effect on results of operations that might be necessary as a consequence of a plan of reorganization.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE A – Bankruptcy Filing (Continued)

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of September 27, 2003 and September 28, 2002 are identified below (in thousands):

	September 27, 2003	September 28, 2002
9 1/8% Senior Subordinated Notes	$300,000	$300,000
Interest accrued on above debt	12,775	12,775
Accounts payable	11,401	11,509
Liability for rejected leases	2,591	1,997
Other accrued expenses	1,048	1,471

	$327,815	$327,752

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $10.3 million and $18.5 million associated with the Chapter 11 Filings in fiscal 2003 and fiscal 2002, respectively. Of these charges, $8.8 million and $7.3 million for fiscal 2003 and fiscal 2002, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings and $1.5 million and $3.1 million for fiscal 2003 and fiscal 2002, respectively, were related to a key employee retention program. Approximately $7.7 million, incurred in the March quarter 2002, was related to the non-cash write-off of the unamortized discount on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of related deferred financing fees. In addition, approximately $0.4 million, incurred in the September quarter 2002, was related to non-cash write-off of deferred financing fees related to the DIP Financing Agreement due to the reduction in the total commitment under the DIP Financing Agreement from $100 million to $75 million, effective September 24, 2002. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million (the remaining deferred financing fees related to the DIP Financing Agreement were minimal).

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE B – Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of Galey & Lord, Inc. (the “Company”) and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation. The Company classified the Klopman segment as held for sale in the fourth quarter of fiscal 2003, and accordingly, the operating results and assets and liabilities for this segment have been reported as a discontinued operation for fiscal 2003 and for all prior years presented herein.

Cash Equivalents: The Company considers investments in marketable securities with an original maturity of three months or less to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to cost substantially all inventories at continuing operations at September 27, 2003.

Income Taxes: The Company uses the liability method of accounting for deferred income taxes which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 40 years for buildings and 5 to 15 years for machinery, fixtures and equipment.

Deferred Charges: Deferred debt charges are being amortized over the lives of related debt as an adjustment to interest expense. Accumulated amortization at September 27, 2003 and September 28, 2002 was $17.1 million and $13.1 million, respectively.

Goodwill and Other Intangibles: Effective as of the beginning of the Company’s fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives (collectively, the “Intangible Assets”). Instead these assets must be tested at least annually for impairment. In the year of adoption, FAS 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the Intangible Assets’ carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its carrying value. To the extent the fair value of any reporting unit is less than its carrying value, which would indicate that potential impairment of Intangible Assets exists, a second transitional test is required to determine the amount of impairment.

For purposes of Intangibles Assets impairment testing, FAS 142 requires that goodwill be assigned to one or more reporting units. The Company had assigned goodwill to the Swift Denim and Galey & Lord Apparel reporting units. In addition to goodwill, Swift Denim also owns several trademarks whose useful lives are considered to be indefinite.

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

The Company has $0 and $65.2 million of goodwill at September 27, 2003 and September 28, 2002, respectively. The balance at September 28, 2002 represented the excess of the purchase cost over the fair value of assets acquired and up until the adoption of FAS 142 was being amortized over 20 to 40 years. Accumulated amortization at September 28, 2002 was $10.6 million. As part of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, goodwill of $8.4 million related to G&L Service Company and $22.0 million related to the greige fabrics operations of the Home Fashions Fabrics division was determined to be completely impaired and was written off in the September 2001 quarter. Results for the Home Fashion Fabrics division were reclassified into the Galey & Lord Apparel reporting unit in 2003 and all prior period amounts have been reclassified for comparative purposes.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE B – Summary of Significant Accounting Policies (Continued)

The Company has $20.5 million and $48.6 million of other intangibles at September 27, 2003 and September 28, 2002, respectively. The other intangibles include the value of certain trademarks of $18.2 million and $46.0 million at September 27, 2003 and September 28, 2002, respectively, acquired in the January 1998 acquisition of the apparel assets of Dominion Textile, Inc. Up until the adoption of FAS 142 at the beginning of fiscal 2003, these trademarks were being amortized over 40 years. Accumulated amortization at September 27, 2003 and September 28, 2002 was $6.0 million.

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

Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (“FAS 87”) requires the financial statements to reflect an additional minimum liability in the event the accumulated benefit obligation exceeds the fair market value of plan assets of a pension plan. If an additional minimum liability is required, an amount equal to any unrecognized prior service cost shall be recognized as an intangible asset. The other intangibles also included an intangible asset equal to unrecognized prior service cost related to the defined benefit plans of $2.3 million and $2.4 million at September 27, 2003 and September 28, 2002, respectively.

Accounting for Stock-Based Compensation: The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which require that the Company recognize expense for the fair value of stock-based compensation awarded during the year.

Foreign Currency Translation: The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates established during the year. Resulting translation adjustments are reflected as a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate effectively as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the consolidated statements of operations. Foreign currency transaction gains and losses included in the consolidated statement of operations are not material.

Derivative Financial Instruments: The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“FAS 133”). The Company utilizes derivative financial instruments principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates, energy prices and raw material cotton prices. Derivative instruments include swap agreements, forward exchange and purchase contracts. Under FAS 133, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE B – Summary of Significant Accounting Policies (Continued)

Revenue Recognition: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records a portion of its revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During fiscal 2003, 2002 and 2001, invoices issued under these terms represent 13%, 14% and 15% of revenue, respectively.

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

Fiscal Year: The Company uses a 52-53 week fiscal year. The years ended September 27, 2003, September 28, 2002 and September 29, 2001 were 52-week years.

Recently Issued Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. As required by FAS 143, the Company adopted this new accounting standard for fiscal year 2003. The adoption of FAS 143 did not have a material impact on the Company’s consolidated results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by FAS 144, the Company adopted this new accounting standard for fiscal year 2003. The adoption of FAS 144 did have a material impact on the Company’s consolidated results of operations or financial position. See Note C – Discontinued Operations.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria for treatment as extraordinary. The Company adopted this standard for fiscal year 2003. The adoption of FAS 145 did not have a material impact on the Company’s consolidated results of operations or financial position.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE B – Summary of Significant Accounting Policies (Continued)

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this standard for fiscal year 2003. The adoption of FAS 146 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standard No. 133 (“Accounting for Derivative Instruments and Hedging Activities,” as amended. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Company adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The Company adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of FAS 150 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 are effective for periods ending after December 15, 2003 for public companies. The Company does not believe the provisions of FIN 46 will have a material impact on the Company’s consolidated financial statements or related disclosures.

NOTE C – Discontinued Operations

In August 2002, the Company retained Rothschild Italia S.P.A., a financial advisor, to aid in the potential sale of its Klopman business. In July 2003, Dominion Textile International B.V., an indirect wholly-owned subsidiary of the Company (“Dominion”) and an investment group led by BS Private Equity (the “Purchaser”) entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company, through Dominion, agreed to sell to the Purchaser (the “Sale Transaction”) all of Klopman (pursuant to a sale of all or substantially all of the capital stock of each subsidiary which together constitute Klopman), for a net purchase price of € 22.4 million (before deduction for fees, costs and expenses). The consummation of the Sale Transaction was subject to a number of conditions, including, among other things, Bankruptcy Court approval, regulatory approval and satisfactory completion of environmental due diligence and appropriate environmental surveys. In the fourth quarter of fiscal 2003, the Company resolved all substantive issues necessary to dispose of this business segment and the Company classified the Klopman segment as held for sale at that time. The results of operations and statement of financial position for this segment have been reported as a discontinued operation for fiscal 2003 and for all prior years presented herein.

In connection with this reclassification to a discontinued operation, the Klopman segment was adjusted from its carrying value of $74.1 million to its estimated fair value of $25.5 million in the fourth quarter of fiscal 2003. The resulting $48.6 million loss was included in the “Income (loss) from operations of discontinued Klopman segment” caption in the fiscal 2003 Consolidated Statement of Operations for the fiscal year ended September 27, 2003 and as an adjustment to “Current assets of discontinued operations” in the Consolidated Balance Sheet at September 27, 2003. The fair value adjustment is shown as a reduction in fiscal year 2003 to property, plant and equipment in the table below.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE C – Discontinued Operations (Continued)

In accordance with EITF 87-24, the Company allocated $1.3 million in fiscal 2003, $1.4 million in fiscal 2002 and $2.1 million in fiscal 2001 of interest expense related to the Senior Credit Facility to discontinued operations which was added to interest directly incurred by the Klopman segment.

Klopman’s discontinued operations are reflected net of taxes generated by the profitable operations in the various jurisdictions in which it operated. A tax benefit on the loss from the expected sale of Klopman, however, is not recorded due to the fact that there are no taxing jurisdictions in which the loss would be realized and offset or reduce taxable income of either Klopman or its shareholder.

Following are the net sales and income before income taxes included in discontinued operations for each period presented as discontinued operations in the Consolidated Statements of Operations (in thousands):

	For the twelve months ended September 27, 2003	For the twelve months ended September 28, 2002	For the twelve months ended September 29, 2001
Net sales	$131,449	$120,861	$135,409
Income before income taxes	6,031	5,032	11,236

Summarized assets and liabilities of the discontinued Klopman segment are as follows (in thousands):

	September 27, 2003	September 28, 2002
Cash and cash equivalents	$2,075	$820
Trade accounts receivable	25,099	22,817
Inventories	30,266	24,146
Other current assets	5,895	5,712
Property, plant and equipment, net	11,219	—

Total current assets	$74,554	$53,495
Property, plant and equipment, net	$—	$53,673
Other non-current assets	—	217

Total non-current assets	$—	$53,890
Accounts payable	$21,168	$14,820
Accrued liabilities	9,779	7,115
Long-term debt	9,683	138
Other current liabilities	12,223	1,085

Total current liabilities	$52,853	$23,158
Long-term debt	$—	$17,723
Other long-term liabilities	—	8,991

Total long-term liabilities	$—	$26,714

On November 21, 2003, the Company received approval from the United States Bankruptcy Court to complete the sale of Klopman to an investment group led by BS Private Equity. Closure of the sale is pending consent of the Tunisian authorities, which the Company expects to receive shortly.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE D – Impairment of Goodwill and Other Intangible Assets

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

The following table adjusts the reported net loss for the twelve months ended September 28, 2002 and the loss per share amounts to exclude the amortization of Intangible Assets (in thousands, except per share data):

	Twelve Months Ended September 28, 2002	Twelve Months Ended September 29, 2001
Reported net loss before discontinued operations	$(30,954)	$(72,405)
Amortization of Intangibles Assets	3,916	5,209

Adjusted net loss before discontinued operations	(27,038)	(67,196)
Income from operations of discontinued Klopman segment (net of applicable income taxes)	1,590	2,259

Adjusted net loss	$(25,448)	$(64,937)

Reported net loss before discontinued operations	$(2.58)	$(6.04)
Amortization of Intangibles Assets	0.33	0.43

Adjusted net loss before discontinued operations	(2.25)	(5.61)
Income from operations of discontinued Klopman segment (net of applicable income taxes)	0.13	0.19

Adjusted net loss	$(2.12)	$(5.42)

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE E – Inventories

Inventories at September 27, 2003 and September 28, 2002 are summarized as follows (in thousands):

	2003	2002
Raw materials	$6,156	$2,417
Stock in process	13,710	13,994
Produced goods	132,028	94,495
Dyes, chemicals and supplies	7,761	8,629

	159,655	119,535
Adjust to LIFO cost	(11,194)	11,131
Lower-of-cost-or-market reserves	(5,554)	(10,802)

	$142,907	$119,864

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

Substantially all of the inventories at continuing operations at September 27, 2003 and September 28, 2002 were valued using the LIFO method. Inventory at continuing operations held at foreign locations was $18.1 million and $10.6 million at September 27, 2003 and September 28, 2002, respectively.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE F – Long-term Debt

Long-term debt related to continuing operations consists of the following (in thousands):

	2003	2002
Long-term debt not subject to compromise:
Long-term debt – current
Debtor-in-Possession Financing	$—	$—
Senior Credit Facility:
Revolving Credit Note	116,954	118,838
Term Loan B	105,860	107,900
Term Loan C	75,096	76,542
Other borrowings with various rates and maturities	6,795	7,056

	304,705	310,336

Long-term debt
Canadian Loans:
Revolving Credit Note	5,230	1,677
Term Loan	2,487	4,287
Other borrowings with various rates and maturities	53	548

	7,770	6,512

Total long-term debt not subject to compromise	312,475	316,848

Long-term debt subject to compromise:
9 1/8% Senior Subordinated Notes	300,000	300,000

	$612,475	$616,848

At September 27, 2003, the annual aggregate maturities of the principal amounts of long-term debt based on the contractual terms of the instruments prior to the Chapter 11 Filings were as follows (in thousands):

2004	$178,172
2005	89,845
2006	40,858
2007	300
2008	300,300
Thereafter	3,000

Total	$612,475

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE F - Long-term Debt (Continued)

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

Pre-Petition Senior Credit Facility

The Company’s principal credit facility, dated as of January 29, 1998, as amended (the “Senior Credit Facility”), is with Wachovia Bank, National Association (formerly known as First Union National Bank), as agent and lender, and its syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million (“Term Loan B”) and (iii) a term loan in the principal amount of $110.0 million (“Term Loan C”). In July 1999, the Company amended its Senior Credit Facility (the “July 1999 Amendment”) pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. As a result of the February 2001 funding of the Company’s Canadian Loan Agreement (as defined below), the Company repaid $12.7 million principal amount of its U.S. term loan balance and reduced the maximum amount of borrowings under its U.S. revolving line of credit by $12.3 million to $187.7 million. Both the repayment resulting from the July 1999 Amendment and the February 2001 repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments. The reduction in the U.S. revolving line of credit facility in February 2001 resulted in a write-off of $0.1 million of deferred debt charges which is included in selling, general and administrative expenses in the March quarter 2001.

During the March quarter 2002, Klopman used existing cash balances and borrowings under its credit agreement to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company). In April 2002, $19.5 million was transferred from the Company’s European holding company to the Company in the United States. The Company then utilized the cash to repay its $7.4 million outstanding balance under its DIP Financing Agreement (as defined below) as well as repay $5.0 million, $4.2 million and $2.9 million of the Company’s pre-petition revolving line of credit, Term Loan B, and Term Loan C borrowings, respectively under the pre-petition Senior Credit Facility.

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

Under the Senior Credit Facility (as amended by the July 1999 Amendment), for the period beginning July 4, 1999 through February 15, 2001 the revolving line of credit borrowings bore interest at a per annum rate, at the Company’s option, of either (i) (a) the greater of the prime rate or the federal funds rate plus .50% plus (b) a margin of 1.75% or (ii) LIBOR plus a margin of 3.00%. Term Loan B and Term Loan C bore interest at a per annum rate, at the Company’s option, of (A) with respect to Term Loan B either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.25% or (ii) LIBOR plus a margin of 3.50% and (B)

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE F - Long-term Debt (Continued)

with respect to Term Loan C, either (i) (a) the greater of the prime rate or federal funds rate plus .50%, plus (b) a margin of 2.50% or (ii) LIBOR plus a margin of 3.75%.

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

At September 27, 2003, interest on the Company’s term loan and revolving credit borrowings were based on six-month market LIBOR rates averaging 1.14% and on a prime rate of 4.00%. The Company’s weighted average borrowing rate on these loans at September 27, 2003 was 5.01%, which includes spreads ranging from 3.5% to 4.25% on the LIBOR borrowings and a spread of 2.25% on the prime rate borrowings.

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

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE F- Long-term Debt (Continued)

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Effective July 24, 2002, the term loan was converted to U.S. dollars repayable in equal monthly installments of $150,000 U.S. dollars with the unpaid balance repayable in February 2004, unless extended. Under the Canadian Loan Agreement, the interest rate on Drummondville’s borrowings initially was fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville’s option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.5% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville’s option, of either (i) the U.S. prime rate plus 0%, .25%, .50%, .75%, or 1.0% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.0%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

At September 27, 2003, interest on the Company’s term loan and revolving credit borrowings were based on one-month market LIBOR rates averaging 1.11%, on a U.S. prime rate of 4.00% and on a Canadian prime rate of 4.75%. The Company’s weighted average borrowing rate on these loans at September 27, 2003 was 4.15%, which includes a spread of 2.5% on the LIBOR borrowings and spreads ranging from .50% to 1.25% on the prime rate borrowings. Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement).

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE G – Financial Instruments

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

Publicly Traded Debt

At September 27, 2003 and September 28, 2002, the fair value of the Company’s 9 1/8% Senior Subordinated Notes Due 2008 was approximately $2.3 million and $49.5 million, respectively, as compared to the carrying values of $300.0 million and $300.0 million, respectively.

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

Energy purchase contracts that hedge forecasted purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot exchange rates and forward contract rates. The net loss was not material for the year ended September 27, 2003 and is included primarily in selling, general and administrative expenses in the consolidated statements of operations.

At September 27, 2003, the Company expects to reclassify approximately $70,000 of pre-tax gains on derivative instruments from accumulated other comprehensive income to earnings over the next twelve months. This reclassification will be made when the forecasted transactions occur.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE H- Income Taxes

Loss from continuing operations before the provision of income taxes consisted of (in thousands):

	2003	2002	2001
Domestic	$(47,199)	$(42,719)	$(108,801)
Foreign	6,213	12,342	20,307

	$(40,986)	$(30,377)	$(88,494)

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	2003	2002	2001
Current tax provision:
Federal	$—	$(1,250)	$5
State	—	(78)	91
Foreign	1,309	1,469	4,030

Total current tax provision	1,309	141	4,126

Deferred tax provision:
Federal	—	—	(18,657)
State	—	—	(2,004)
Foreign	(249)	436	446

Total deferred tax provision	(249)	436	(20,215)

Total provision for income taxes	$1,060	$577	$(16,089)

The following is a reconciliation of the United States statutory tax rate to the effective rate expressed as a percentage of income (loss) before income taxes:

	2003	2002	2001
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Distribution of Canadian limited partnership earnings subject to U.S. tax	—	—	0.6
Undistributed foreign earnings subject to U.S. tax	0.1	1.1	1.7
State taxes, net of federal benefit	(5.1)	(15.3)	(2.7)
Goodwill amortization	17.6	2.2	0.7
Foreign taxes in excess of (less than) federal statutory rate	(0.9)	(7.3)	(3.8)
U.S. tax impact of European reorganization	—	—	6.0
Change in valuation allowance	21.1	49.8	14.2
Reorganization expenditure	2.4	5.6	—
Other and loss carryback	0.6	9	0.7

Effective rate	0.8%	2.0%	(17.6)%

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE H- Income Taxes (Continued)

Deferred income taxes are provided for temporary differences between the carrying amounts and the tax bases of assets and liabilities. At September 27, 2003 and September 28, 2002, the Company had $105.8 million and $93.5 million, respectively, of deferred income tax assets and $109.6 million and $97.1 million, respectively, of deferred income tax liabilities which have been netted for financial statement presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows (in thousands):

	September 27, 2003		September 28, 2002
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
Inventory valuation	$2,970	$—	$1,895	$—
Accruals and allowances	7,939	—	8,568	—
Property, plant and equipment	—	(37,860)	—	(39,714)
Intangibles	—	(5,088)	—	(16,542)
Net operating loss carryforward	—	73,174	—	63,915
Postretirement benefits	—	1,654	—	1,710
Impairment of fixed assets and plant closing costs	1,160	7,697	1,084	7,638
Capitalized professional fees	136	—	(2,074)	136
Other	(13)	1,130	—	2,856
Valuation allowance	(12,416)	(44,295)	(9,473)	(23,608)

Total	$(224)	$(3,588)	$—	$(3,609)

During fiscal 2003, the Company incurred net operating losses for U.S. federal and state income tax purposes of approximately $13.8 million which will be carried forward for U.S. federal income tax purposes to offset future taxable income. At September 27, 2003, the Company has a total of approximately $168.3 million U.S. federal net operating loss carryforwards that will expire in years 2018-2023, if unused. State net operating loss carryforwards of $181 million will be carried forward and will expire in years 2004-2023, if unused.

Deferred income taxes include the tax impact of U.S. domestic net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings in the U.S. federal and state tax jurisdictions. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance has been established since it is more likely than not that some portion of the deferred tax assets may not be realized. At September 27, 2003 and September 28, 2002, the valuation allowance was approximately $61.5 million and $33.1 million, respectively. Included in the valuation allowance is a ($4.8) million adjustment that reflects the reversal of certain transactions recorded net of tax in other comprehensive income. An offsetting deferred tax asset of $4.8 million has been set up to track these amounts until such time as the transactions are closed and recognized for tax purposes.

At September 27, 2003, undistributed earnings of the Company’s foreign subsidiaries are estimated to be approximately $60.6 million. The foreign undistributed earnings are either permanently reinvested or distribution will not result in incremental U.S. taxes. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.

NOTE I - Supplemental Cash Flow Information

Cash paid (received) for interest and income taxes is as follows (in thousands):

	2003	2002	2001
Interest	$19,257	$17,915	$57,599
Income taxes	$1,056	$565	$1,664

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE J - Benefit Plans

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

Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“FAS 87”) requires companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an intangible pension asset equal to the unrecognized prior service cost and if the additional liability required to be recognized exceeds unrecognized service cost, the excess shall be reported in accumulated other comprehensive income (loss) as a separate component of equity. In accordance with FAS 87, the consolidated balance sheets at September 27, 2003 and September 28, 2002 include an intangible pension asset of $2.3 million and $2.4 million, respectively, an additional minimum pension liability of $15.2 million and $11.7 million, respectively, and accumulated other comprehensive loss of $12.9 million and $9.3 million, respectively.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE J – Benefit Plans (Continued)

The following sets forth the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans and amounts recognized in the Company’s consolidated balance sheets at September 27, 2003 and September 28, 2002 (in thousands):

	Defined Benefit Plans		Supplemental Plan		Postretirement Benefit
	2003	2002	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$45,946	$55,033	$3,762	$3,370	$3,601	$5,877
Service cost	—	—	229	340	—	38
Interest cost	3,031	3,815	251	221	229	230
Participant contributions	—	—	—	—	253	280
Actuarial (gain) loss	7,603	(3,215)	419	(169)	289	2,220
Benefits paid	(6,292)	(9,687)	—	—	(1,100)	(1,822)
Decrease due to curtailment and settlement	—	—	—	—	—	(3,222)

Benefit obligation at end of year	$50,288	$45,946	$4,661	$3,762	$3,272	$3,601

Change in plan assets:
Fair value of assets at beginning of year	$35,323	$50,678	$—	$—	$—	$—
Actual return on plan assets	6,350	(5,683)	—	—	—	—
Employer contributions	14	15	—	—	847	1,542
Participant contributions	—	—	—	—	253	280
Benefits paid	(6,292)	(9,687)	—	—	(1,100)	(1,822)

Fair value of assets at end of year	$35,395	$35,323	$—	$—	$—	$—

Funded status:
Funded status	$(14,892)	$(10,623)	$(4,661)	$(3,762)	$(3,271)	$(3,601)
Unrecognized prior service cost	2,308	2,428	179	222	—	—
Unrecognized net actuarial loss	12,913	9,337	766	347	1,252	1,002
Plan amendments	—	—	—	—	—	—

Net amount recognized	$329	$1,142	$(3,716)	$(3,193)	$(2,019)	$(2,599)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$—	$—	$—	$—	$—
Intangible asset	2,308	2,428	—	—	—	—
Accrued benefit liability	(14,892)	(10,623)	(3,716)	(3,193)	(2,019)	(2,599)
Accumulated other comprehensive income	12,913	9,337	—	—	—	—

Net amount recognized	$329	$1,142	$(3,716)	$(3,193)	$(2,019)	$(2,599)

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE J – Benefit Plans (Continued)

Net pension cost for the plans for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 included the following components (dollar amounts in thousands):

	Defined Benefit Plans			Supplemental Plan			Postretirement Benefit
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$—	$—	$3,952	$229	$340	$300	$—	$38	$138
Interest cost	3,031	3,815	4,546	251	221	215	229	230	461
Expected return on plan assets	(2,675)	(4,073)	(5,749)	—	—	—	—	—	—
Amortization of prior service cost	120	120	120	43	43	43	—	—	—
Recognized net actuarial (gain) loss due to curtailment and settlement	—	—	246	—	—	—	—	(3,222)	(2,540)
Recognized net actuarial (gain) loss	351	117	(349)	—	—	30	39	(90)	(44)

Net periodic benefit cost	$827	$(21)	$2,766	$523	$604	$588	$268	$(3,044)	$(1,985)

Weighted-average assumptions:
Discount rate	5.80%	7.20%	7.30%	5.80%	7.20%	7.30%	5.80%	7.20%	7.30%
Expected return on plan assets	8.50	8.50	8.50	—	—	—	—	—	—
Rate of compensation increase	4.00	4.00	5.00	4.00	4.00	5.00	—	—	—

The assumed health care cost trend rate was 12% for fiscal 2003, decreasing to 5% by the year 2010 and remaining at that level thereafter. A one-percentage point change in assumed health care cost trend rates have the following effects on fiscal 2003 (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on postretirement benefit obligation	24	(23)

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE J – Benefit Plans (Continued)

Defined Contribution Plans

The Company has various defined contribution plans covering qualified U.S. employees. The plans include a provision which allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. During fiscal 1999, the plans were amended to provide for the Company to make a match of the employee’s contributions and to eliminate the discretionary profit-sharing contribution plan provision. Effective April 1, 2003, the Company suspended employer matching contributions. The Company contributions for fiscal 2003, 2002 and 2001 were approximately $1.1 million, $2.3 million and $2.2 million, respectively.

In addition, the Company provides life and health benefits to substantially all U.S. employees. Employees contribute a fixed amount weekly or monthly as set forth in the plan with the balance paid by the Company. The Company contributions for fiscal 2003, 2002 and 2001 were approximately $11.8 million, $17.8 million and $16.5 million, respectively.

Deferred Compensation Plan

The Company has a nonqualified, unfunded deferred compensation plan which provides certain key executives with a deferred compensation award which will earn interest at the United States Treasury Bill rate. No deferred compensation awards have been granted for fiscal 2003, 2002 or 2001. The plan participants will be vested in the awards upon the completion of five years of service after the date of the award, upon normal retirement, upon involuntary termination subject to certain limitations, upon permanent and total disability or death, whichever occurs first. In the event of retirement or disability, any unpaid deferred awards will be paid on the normal five-year maturity schedule. Upon the death of a participant, the Company has the option to either immediately pay the award to the participant’s estate or pay the award on the normal five-year maturity schedule.

Foreign Employee Plans

The Company’s Canadian employees participate in government sponsored healthcare and pension plans. The pension plan requires contributions from the employer and the employee while the healthcare plan requires only employer contributions. The Company’s required contributions paid for these plans for fiscal 2003, 2002 and 2001 were approximately $1.8 million, $1.7 million and $1.6 million, respectively. In addition, the Company provides supplemental health and life insurance benefits with contributions for fiscal 2003, 2002 and 2001 totaling $0.5 million, $0.4 million and $0.4 million, respectively. The Company’s qualified Canadian employees are also eligible to participate in various retirement savings plans. The plans provide for voluntary pre-tax contributions from employees and guaranteed Company contributions ranging from 2% to 10% of an employee’s annual salary. Contributions made to these plans for fiscal 2003, 2002 and 2001 were $0.8 million, $0.8 million and $0.7 million, respectively.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE K – Commitments and Contingencies

Future minimum commitments for operating leases at September 27, 2003 are as follows (in thousands):

2004	$3,299
2005	2,247
2006	1,381
2007	946
2008	527
Thereafter	5

Total minimum lease payments	$8,405

Approximately 86% of minimum lease payments on operating leases pertain to real estate as of September 27, 2003. The remainder covers a variety of machinery and equipment. Rental expense related to continuing operations was approximately $5.1 million, $6.0 million and $10.0 million in fiscal 2003, 2002 and 2001, respectively.

The Company is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE L – Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

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

Approximately 3,300 employees located in Mexico and 500 employees located in the U.S. were terminated as a result of the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives. All production at the affected facilities ceased in early September 2001 by which time substantially all the affected employees were terminated.

During fiscal 2002, the Company recorded a change in estimate that decreased the plant closing costs by $1.4 million, primarily related to leases, as well as, additional fixed asset impairment charges of $0.9 million. During fiscal 2003, the Company recorded an additional change in estimate that decreased the plant closing costs by $0.2 million, also primarily related to leases. The Company sold its Asheboro, North Carolina facility and related equipment as well as all the G&L Service Company equipment in fiscal 2002. The Company expects that the sale of real estate and equipment in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives could take an additional 12 months or longer to complete.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE L – Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the year ended September 27, 2003 (in thousands):

	Accrual Balance at September 28, 2002	Cash Payments	Change in Estimate	Accrual Balance at September 27, 2003
Severance benefits	$442	$(18)	$—	$424
Lease cancellation and other	1,171	(7)	(240)	924

	$1,613	$(25)	$(240)	$1,348

Of the lease cancellation and other accrual balance related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives outstanding at September 27, 2003, $0.9 million is included in liabilities subject to compromise. See Note A – Bankruptcy Filing.

In connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company has incurred run-out expenses related to the plant closings totaling $0.5 million before taxes in fiscal 2003. These expenses, which include equipment relocation, plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives, the Company recognized a net benefit curtailment loss of $0.1 million in the September quarter of fiscal 2001 related to its defined benefit pension plan.

In August 2001, the Company amended its Senior Credit Facility (as defined herein) to, among other things, exclude from covenant calculations the charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives discussed above. See Note F – Long-term Debt.

NOTE M – Fiscal 2000 Strategic Initiatives

During the fourth quarter of fiscal 2000, the Company announced a series of strategic initiatives (the “Fiscal 2000 Strategic Initiatives”) aimed at increasing the Company’s competitiveness and profitability by reducing costs. The initiatives included completing a joint venture in Mexico, closing two of the Company’s plants, consolidating some operations, outsourcing certain yarn production and eliminating excess employees in certain operations. The cost of these initiatives was reflected in a plant closing and impairment charge totaling $62.8 million before taxes in the fourth quarter of fiscal 2000. The original components of the plant closing and impairment charge included $49.3 million for fixed asset write-offs, $10.0 million for severance expense and $3.5 million for the write-off of leases and other exit costs. During fiscal 2001, the Company recorded a change in estimate for severance benefits that reduced the plant closing charge by $0.6 million. All production at the affected facilities ceased during the December quarter of fiscal 2001 and substantially all of the 1,370 employees have been terminated. Severance payments were made in either a lump sum or over a maximum period of up to eighteen months.

During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at the Erwin facility and the Brighton facility. During fiscal 2002 and fiscal 2003, the Company recorded additional fixed asset impairment charges related to the Erwin facility of $0.9 million and $0.2 million, respectively. During fiscal 2003, the Company also recorded an additional change in estimate that reduced plant closing costs by $0.2 million. The Company expects that the sale of the remaining real estate related to the Fiscal 2000 Strategic Initiatives could take an additional 12 months or longer to complete.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE M – Fiscal 2000 Strategic Initiatives (Continued)

The table below summarizes the activity related to the Fiscal 2000 Strategic Initiatives plant closing accruals for the year ended September 27, 2003 (in thousands):

	Accrual Balance at September 28, 2002	Cash Payments	Usage of Reserve	Change in Estimate	Accrual Balance at September 27, 2003
Severance benefits	$226	$(186)	$—	$23	$63
Lease cancellation and other	1,930	—	(75)	(168)	1,687

	$2,156	$(186)	$(75)	$(145)	$1,750

Of the lease cancellation and other accrual balance related to the Fiscal 2000 Strategic Initiatives outstanding at September 27, 2003, $1.7 million is included in liabilities subject to compromise. See Note A – Bankruptcy Filing.

The Company incurred run-out expenses totaling $1.1 million for fiscal 2003. These expenses which include equipment relocation, plant carrying cots and other costs, are included primarily in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

NOTE N – Stockholders’ Equity (Deficit)

The authorized capital stock of the Company consists of (i) 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,996,965 shares are outstanding at September 27, 2003, (ii) 5,000,000 shares of Nonvoting Common Stock, par value $.01 per share, none of which is issued or outstanding, and (iii) 5,000,000 shares of Preferred Stock, par value $.01 per share, none of which is issued or outstanding.

Comprehensive income (loss) represents the change in stockholders’ equity (deficit) during the period from non-owner sources. Currently, changes from non-owner sources includes net income (loss), foreign currency translation adjustments, gains (losses) on derivative instruments and minimum pension liability. Total comprehensive loss for fiscal 2003 and fiscal 2002 was $164.5 million and $35.9 million, respectively. Included in accumulated other comprehensive income (loss) at September 27, 2003 was a $3.7 million gain related to foreign currency translation, a $12.9 million loss related to a minimum pension liability and a $0.1 million gain related to derivative instruments.

On February 9, 1999, the Company’s stockholders approved the 1999 Stock Option Plan (the “Plan”) which replaced the Company’s previous 1989 Stock Option Plan that expired on that date. The Plan authorizes the granting of qualified and non-qualified stock options to officers, directors, consultants and key employees of the Company. Effective February 13, 2001, the Plan was amended to increase the number of shares of Company Common Stock available for issuance from 500,000 to 1.3 million. Options may be granted through the Plan’s expiration in February 2009 at an exercise price of not less than fair market value. Currently, the Company has both fixed stock options and target stock price performance stock options outstanding under the Plan. As of September 27, 2003, the Company had 415,351 shares available for the issuance of stock options under the Plan.

On September 7, 2000, the Board of Directors approved offering all employees holding outstanding options with an exercise price equal to or in excess of $10.00 per share, the opportunity to cancel all such options (the “Option Cancellation Program”) in exchange for a new grant of options in an amount equal to the same number of options cancelled (the “New Options”) with an exercise price of $4.1875 per share. The New Options will vest and become exercisable when the Company’s Common Stock equals or exceeds $12 per share for a 90 consecutive trading day period and will expire on September 6, 2010, unless terminated earlier pursuant to the terms of the option agreements and the Plan. A total of 27 employees were eligible and elected to participate in the Option Cancellation Program and receive New Options to purchase an aggregate of 785,649 shares of Common Stock. Due to an insufficient number of options available under the Plan, the Option Cancellation Program and issuance of New Options was contingent upon shareholder approval of an increase in the number of shares available for grant. As discussed in the above paragraph, shareholder approval was received at the February 2001 annual meeting; therefore, the actual exchange of options occurred in fiscal year 2001. In connection

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE N – Stockholders’ Equity (Deficit) (Continued)

with the Option Cancellation Program and issuance of New Options, the Company incurred non-cash charges of approximately $0, $1.1 million and $1.1 million in fiscal 2003, 2002 and 2001, respectively.

Fixed Stock Options

The exercise price of each fixed stock option granted is equal to the market price of the Company’s Common Stock on the date of grant with a maximum term of 10 years. Options granted to directors vest 12 months from the date of grant while options granted to certain management employees vest 20% each year over a five-year period from the date of grant.

The fair value of each option granted after September 30, 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001 and 2000: expected dividend yield of 0% for all years; expected volatility of 105.7% and 130.4%, respectively; weighted average risk-free interest rate of 4.97% and 6.62%, respectively; and expected lives of 5 years for all years. There were no fixed stock options issued during fiscal 2003.

A summary of the status of the Company’s fixed stock options as of September 27, 2003, September 28, 2002 and September 29, 2001, and changes during the years are presented below:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	141,350	$7.67	161,150	$7.65	461,099	$9.89
Granted	—	—	—	—	4,500	2.66
Exercised	—	—	—	—	—	—
Forfeited or canceled	(8,400)	13.11	(19,800)	7.49	(304,449)	10.96

Outstanding, end of year	132,950	$7.33	141,350	$7.67	161,150	$7.65

Options exercisable at year-end	132,950		141,350		156,650

Weighted average fair value of options granted during the year calculated using modified Black-Scholes model	$—		$—		$2.11

The following table summarizes information about fixed stock options outstanding at September 27, 2003:

					Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/27/03	Weighted Avg. Remaining Contractual Life		Weighted Avg. Exercise Price	Number Exercisable at 9/27/03	Weighted Avg. Exercise Price
$1.75 to 4.50	70,700	2.2	Yrs	$2.14	70,700	$2.14
8.50 to 13.75	36,750	2.2		11.38	36,750	11.38
14.25 to 18.31	25,500	2.0		16.51	25,500	16.51

$1.75 to 18.31	132,950	2.0		$7.33	132,950	$7.33

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE N – Stockholders’ Equity (Deficit) (Continued)

Target Stock Price Performance Stock Options

The exercise price of each target stock price performance stock option granted is equal to the market price of the Company’s Common Stock on the date of grant and vests as the Company’s Common Stock price achieves certain pre-established targets, ranging from $6 to $20, which was set on the date of grant. All options which have not vested within five years of the date of grant will expire. All options which have vested within such time expire ten years from the date of grant.

The fair value of each option granted was estimated on the date of grant using a modified Black-Scholes option-pricing model which, in addition to the required inputs, takes into consideration the target stock price (or barrier) which must be attained. The following assumptions were incorporated into the model for options granted in 2001 and 2000: weighted average risk-free interest rate of 6.14% and 6.86%, respectively; expected dividend yield of 0% for all years; expected lives ranging from 2.0 to 4.0 years and 2.0 to 3.0 years, respectively; and volatility of 119.9% and 108%, respectively. There were no target stock price performance stock options issued during fiscal 2003.

A summary of the status of the Company’s target stock price performance stock options as of September 27, 2003, September 28, 2002 and September 29, 2001 and changes during the year is presented below:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	777,699	$3.98	798,149	$3.99	589,600	$9.80
Granted	—	—	—	—	785,649	4.19
Exercised	—	—	—	—	—	—
Forfeited or canceled	(10,700)	5.57	(20,450)	4.19	(577,100)	10.20

Outstanding, end of year	766,999	$3.96	777,699	$3.98	798,149	$3.99

Options exercisable at year-end	—		—		—

Weighted average fair value of options granted during the year calculated using modified Black-Scholes model	$—		$—		$2.95

As of September 27, 2003, the 766,999 target stock price performance options outstanding under the Plan have a weighted average remaining contractual life of 6.87 years assuming all options vest.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE O – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	2003	2002	2001
Numerator:
Net loss before discontinued operations and cumulative effect of an accounting change	(42,046)	(30,954)	(72,405)
Income (loss) from operations of discontinued Klopman segment, net of applicable income taxes	(46,645)	1,590	2,259

Net loss before cumulative effect of an accounting change	(88,691)	(29,364)	(70,146)
Cumulative effect of an accounting change, net of applicable income taxes	(87,408)	—	—

Net loss	$(176,099)	$(29,364)	$(70,146)

Net loss per common share:
Denominator:
Denominator for basic earnings per share - Weighted average shares	11,997	11,997	11,985
Effect of dilutive securities:
Stock options	—	—	—

Diluted potential common shares denominator for diluted earnings per share-adjusted Weighted average shares and assumed exercises	11,997	11,997	11,985

Net loss per common share – basic and diluted:
Net loss before discontinued operations and cumulative effect of an accounting change	$(3.50)	$(2.58)	$(6.04)
Income (loss) from operations of discontinued Klopman segment	(3.89)	0.13	0.19
Cumulative effect of an accounting change	(7.29)	—	—

Net loss per common share – basic and diluted	$(14.68)	$(2.45)	$(5.85)

NOTE P – Concentration of Credit Risk

The Company manufactures and sells textile products to companies located worldwide which are predominantly in the apparel and home fabrics industries. The Company performs periodic credit evaluations of its customers’ financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. At September 27, 2003, all trade accounts receivable are from customers in the apparel and home furnishings industry. Receivables generally are due within 60 days, and credit losses have consistently been within management’s expectations. All credit losses are provided for in the financial statements.

The Company had sales to Levi Strauss and its related companies which comprised 13%, 16% and 25% of the Company’s consolidated net sales for fiscal 2003, 2002 and 2001, respectively.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE Q – Segment Information

The Company’s operations are classified into two business segments: Galey & Lord Apparel and Swift Denim. The Company is principally organized around differences in products. The business segments are managed separately and distribute products through different marketing channels. Galey & Lord Apparel manufactures and sells woven cotton and cotton blended apparel fabrics. Swift Denim manufactures and markets a wide variety of denim products for apparel and non-apparel uses.

The Company evaluates performance and allocates resources based on operating income; therefore, certain expenses, principally net interest expense and income taxes, are excluded from the chief operating decision makers’ assessment of segment performance. Accordingly, such expenses have not been allocated to segment results. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies (see Note B above). The corporate segment’s operating income (loss) represents principally the administrative expenses from the Company’s various holding companies. The fiscal 2002 corporate operating loss also included $1.1 million of financial advisor fees incurred in the December quarter. The fiscal 2003 Corporate operating income also included $1.2 million of income related to the favorable settlement of a government grant dispute at one of the inactive foreign subsidiaries. Additionally the corporate segment’s assets consist primarily of corporate cash, deferred bank charges and investments in and advances to associated companies.

Information about the Company’s operations in its different industry segments for the past three years is as follows (in thousands):

	2003	2002	2001
Net Sales to External Customers
Galey & Lord Apparel	$241,561	$289,791	$415,460
Swift Denim	195,256	256,259	299,124

Consolidated	$436,817	$546,050	$714,584

Operating Income (Loss)(1,2,3)
Galey & Lord Apparel	$(5,976)	$(4,469)	$(54,575)
Swift Denim	(12,380)	21,629	16,372
Corporate	527	(2,630)	(1,139)

	(17,829)	14,530	(39,342)

Interest expense	19,790	33,031	57,873
Income from associated companies	(6,981)	(6,589)	(8,721)
Reorganization items(4,5)	10,348	18,465	—

Loss from continuing operations before income taxes	$(40,986)	$(30,377)	$(88,494)

Depreciation and Amortization
Galey & Lord Apparel	$10,657	$11,159	$15,389
Swift Denim	13,125	16,282	15,632
Corporate	16	666	665

	$23,798	$28,107	$31,686

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE Q – Segment Information (Continued)

	2003	2002	2001
Other Non-cash Charges(6,7,8)
Galey & Lord Apparel	$311	$69	$48
Swift Denim	5,891	26	123
Corporate	—	1,056	1,299

	$6,202	$1,151	$1,470

Assets(9,10,11,12)
Galey & Lord Apparel	$201,991	$228,284	$267,938
Swift Denim	232,173	316,702	327,081
Corporate	57,558	81,686	57,452
Discontinued Operations	74,554	107,385	112,244

	$566,276	$734,057	$764,715

Capital Expenditures
Galey & Lord Apparel	$5,591	$5,230	$11,241
Swift Denim	5,751	2,919	10,823

	$11,342	$8,149	$22,064

Net Sales to External Customers (13)
United States	$368,840	$466,583	$625,469
Canada	64,949	75,231	81,473
Mexico	—	—	1,292
Asia	3,028	4,236	6,350

Consolidated	$436,817	$546,050	$714,584

Long-lived Assets
United States	$150,290	$160,760	$180,708
Canada	26,800	25,408	27,740
Other Foreign Countries	40	48	2,956

Consolidated	$177,130	$186,216	$211,404

(1)	Fiscal 2003 operating income (loss) includes costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives of $0.2 million and $1.2 for Galey & Lord Apparel and Swift Denim, respectively. In addition, Swift Denim’s fiscal 2003 operating loss includes a $5.5 million non-cash impairment charge related to the Swift Denim trademark.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE Q – Segment Information (Continued)

(2)	Fiscal 2002 operating income (loss) includes costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives of $2.4 million and $3.2 million for Galey & Lord Apparel and Swift Denim, respectively.

(3)	Fiscal 2001 operating income (loss) includes costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives of $72.5 million, $6.8 million and $0.4 million for Galey & Lord Apparel, Swift Denim and Corporate, respectively.

(4)	Fiscal 2003 reorganization charges relating to the Chapter 11 Filings consist of $8.8 million of professional fees and $1.5 million of expenses related to incentive and retention programs.

(5)	Fiscal 2002 reorganization charges relating to the Chapter 11 Filings consist of $7.3 million of professional fees, $3.1 million of expenses related to incentive and retention programs and $8.1 million related to the non-cash write-off of the unamortized discount and related deferred financing fees on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of a portion of the deferred financing fees related to the DIP Financing Agreement.

(6)	Swift Denim’s fiscal 2003 other non-cash charges include a $5.5 million non-cash impairment charge related to the Swift Denim trademark, however, it excludes a fixed asset impairment charge related to the Fiscal 2000 Strategic Initiatives of $0.2 million.

(7)	Fiscal 2002 other non-cash charges exclude fixed asset impairment charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives of $0.9 million and $0.9 million for Galey & Lord Apparel and Swift Denim, respectively. In addition, the fiscal 2002 other non-cash charges for Corporate exclude $8.1 million related to the non-cash write-off of the unamortized discount and related deferred financing fees on the 9 1/8% Senior Subordinated Notes and the non-cash write-off of a portion of the deferred financing fees related to the DIP Financing Agreement.

(8)	Fiscal 2001 other non-cash charges exclude fixed asset and goodwill impairment charges related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives of $49.7 million and $1.0 million for Galey & Lord Apparel and Swift Denim, respectively.

(9)	Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

(10)	Fiscal 2003 assets include long-lived assets to be disposed on in connection with Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives of $0.7 million and $3.3 million for Galey & Lord Apparel and Swift Denim, respectively.

(11)	Fiscal 2002 assets include long-lived assets to be disposed of in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives of $0.7 million and $3.5 million for Galey & Lord Apparel and Swift Denim, respectively.

(12)	Fiscal 2001 assets include long-lived assets to be disposed of in connection with the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives of $8.6 million and $6.0 million for Galey & Lord Apparel and Swift Denim, respectively.

(13)	Revenues are attributed to countries based on geographic origin.

The Company has a single customer, Levi Strauss & Co., Inc., which exceeds 10% of consolidated net sales. Galey & Lord Apparel net sales to this customer were $41.6 million, $58.0 million and $142.2 million for fiscal 2003, 2002 and 2001, respectively. Swift Denim net sales to this customer were 13.9 million, $26.8 million and $35.9 million for fiscal 2003, 2002 and 2001, respectively.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE R – Investments in and Advances to Associated Companies

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

Included in investments in and advances to associated companies are advances to Swift Denim-Hidalgo of $4.6 million at September 27, 2003 and $4.3 million at September 28, 2002. These loans are unsecured, bear interest at the prime rate plus 1% and the principal balances are payable in balloon payments with due dates ranging from August 2004 to August 2006.

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

At September 27, 2003 and September 28, 2002, the excess of the Company’s investment over its equity in the underlying net assets of its joint venture interests was approximately $9.7 million, (net of accumulated amortization of $3.0 million) and prior to adoption of FAS 142 on September 29, 2002 (the beginning of the Company’s fiscal 2003), was being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies. Upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests. However, equity method goodwill will continue to be reviewed in accordance with Accounting Principles Board (“APB”) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” The Company believes that no impairment of the equity method goodwill existed at September 27, 2003.

The following table presents condensed balance sheet and income statement information for the Company’s associated companies as of September 27, 2003 and September 28, 2002 and for the years ended September 27, 2003, September 28, 2002 and September 29, 2001. The financial information has been derived from statutory financial statements and has been adjusted to conform to U.S. generally accepted accounting principles.

	2003	2002
	(In thousands)
Selected Balance Sheet Data:
Current assets	$48,857	$44,859
Noncurrent assets	58,708	56,223
Current liabilities	31,054	39,558
Noncurrent liabilities	24,931	15,092
Stockholders’ equity	51,580	46,432

	2003	2002	2001
	(In thousands)
Selected Income Statement Data:
Net sales	$97,772	$100,400	$99,406
Gross profit	31,511	30,473	28,311
Operating income	21,299	20,771	20,395
Net income	$20,249	$18,329	$18,746

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE R – Investments in and Advances to Associated Companies (Continued)

Of the aforementioned joint ventures, one is individually significant. Summarized financial information of this joint venture is as follows:

	2003	2002
	(In thousands)
Selected Balance Sheet Data:
Current assets	$19,790	$16,720
Noncurrent assets	12,472	10,614
Current liabilities	4,550	8,844
Noncurrent liabilities	10,141	4,719
Stockholders’ equity	17,571	13,771

	2003	2002	2001
	(In thousands)
Selected Income Statement Data:
Net sales	$61,820	$64,865	$74,563
Gross profit	23,443	21,648	19,475
Operating income	20,316	19,091	17,447
Net income(1)	$19,880	$18,049	$17,699

(1)	Net Income in the statutory financial statements was $11.1 million, $9.2 million and $9.0 million for the years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively. The principal difference between the statutory financial statements and the financial statements which have been adjusted to conform to U.S. generally accepted accounting principles related to the payment of shareholder expenses of $8.2 million, $8.7 million and $8.5 million for the years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE S – Quarterly Results of Operations (Unaudited)

The Company’s unaudited quarterly consolidated results of operations are presented below (in thousands, except per share data):

	Fiscal 2003 Quarters
	December(1)	March(2)	June(3)	September(4)
Net sales	$114,761	$111,989	$112,694	$97,373
Cost of sales	104,199	107,186	114,729	104,765

Gross profit	10,562	4,803	(2,035)	(7,392)
Reorganization items	3,366	3,699	708	2,575
Income tax expense	525	(4)	539	—
Net loss before discontinued operations and cumulative effect of an accounting change	(945)	(6,872)	(16,659)	(17,570)
Income (loss) from operations of discontinued Klopman segment (net of applicable income taxes)	641	726	230	(48,242)
Cumulative effect of accounting change (net of applicable taxes of $0)	(87,408)	—	—	—

Net loss	$(87,712)	$(6,146)	$(16,429)	$(65,812)

Per share data – basic and diluted:
Average common shares outstanding	11,997	11,997	11,997	11,997
Net loss before discontinued operations and cumulative effect of an accounting change	$(0.08)	$(0.57)	$(1.39)	$(1.47)
Income (loss) from operations of discontinued Klopman segment (net of applicable income taxes)	0.06	0.06	0.02	(4.02)
Cumulative effect of accounting change (net of applicable taxes of $0)	(7.29)	—	—	—

Net loss	$(7.31)	$(0.51)	$(1.37)	$(5.49)

All quarters presented are 13-week periods.

(1)	December quarter of fiscal 2003 includes $0.2 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives.

(2)	March quarter of fiscal 2003 includes $0.4 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.

(3)	June quarter of fiscal 2003 includes $0.3 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.

(4)	September quarter of fiscal 2003 includes $0.5 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE S – Quarterly Results of Operations (Unaudited) (Continued)

	Fiscal 2002 Quarters
	December(5)	March(6)	June(7)	September(8)
Net sales	$106,702	$136,415	$164,356	$138,577
Cost of sales	97,798	128,812	152,976	127,839

Gross profit	8,904	7,603	11,380	10,738
Reorganization items	—	2,191	4,442	11,832
Income tax expense	707	(342)	(18)	230
Net loss before discontinued operations and cumulative effect of an accounting change	(5,315)	(16,391)	(3,865)	(5,383)
Income (loss) from operations of discontinued Klopman segment (net of applicable income taxes)	82	521	1,215	(228)

Net loss	$(5,233)	$(15,870)	$(2,650)	$(5,611)

Per share data – basic and diluted:
Average common shares outstanding	11,997	11,997	11,997	11,997
Net loss before discontinued operations and cumulative effect of an accounting change	$(0.44)	$(1.37)	$(0.32)	$(0.45)
Income (loss) from operations of discontinued Klopman segment (net of applicable income taxes)	—	0.05	0.10	(0.02)

Net loss	$(0.44)	$(1.32)	$(0.22)	$(0.47)

All quarters presented are 13-week periods.

(5)	December quarter of fiscal 2002 includes $1.7 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives.

(6)	March quarter of fiscal 2002 includes $1.7 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.

(7)	June quarter of fiscal 2002 includes $0.8 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.

(8)	September quarter of fiscal 2002 includes $1.5 million (pre-tax) of costs related to the Company’s Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and the Fiscal 2000 Strategic Initiatives.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE T – Supplemental Condensed Consolidating Financial Information

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

	September 27, 2003
	(in thousands)
Financial Position	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$73,240	$10,957	$—	$84,197
Inventories	—	124,835	18,072	—	142,907
Other current assets	2,189	14,631	9,496	—	26,316
Current assets of discontinued operations	—	—	74,554	—	74,554

Total current assets	2,189	212,706	113,079	—	327,974
Property, plant and equipment, net	—	150,290	26,840	—	177,130
Intangibles, net	—	20,507	—	—	20,507
Investments in subsidiaries and other assets	(193,408)	6,020	34,709	193,344	40,665

	$(191,219)	$389,523	$174,628	$193,344	$566,276

Liabilities not subject to compromise
Current liabilities:
Long-term debt – current	$297,910	$4,995	$1,800	$—	$304,705
Trade accounts payable	125	15,902	1,439	—	17,466
Accrued liabilities	17,743	37,963	2,947	(24)	58,629
Other current liabilities	—	925	2,829	—	3,754
Current liabilities of discontinued operations	—	—	52,853	—	52,853

Total current liabilities	315,778	59,785	61,868	(24)	437,407
Long-term debt	—	53	7,717	—	7,770
Other non-current liabilities	—	1,357	4,233	—	5,590

Total liabilities not subject to compromise	315,778	61,195	73,818	(24)	450,767
Net intercompany balance	(607,596)	663,351	(55,755)	—	—
Liabilities subject to compromise	312,905	14,910	—	—	327,815
Stockholders’ equity (deficit)	(212,306)	(349,933)	156,565	193,368	(212,306)

	$(191,219)	$389,523	$174,628	$193,344	$566,276

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE T – Supplemental Condensed Consolidating Financial Information (Continued)

	September 28, 2002
	(in thousands)
Financial Position	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$98,578	$17,159	$—	$115,737
Inventories	—	109,289	10,575	—	119,864
Other current assets	2,165	38,548	6,015	—	46,728
Current assets of discontinued operations	—	—	53,495	—	53,495

Total current assets	2,165	246,415	87,244	—	335,824
Property, plant and equipment, net	—	160,759	25,457	—	186,216
Intangibles, net	—	113,796	—	—	113,796
Investments in subsidiaries and other assets	(4,888)	5,964	35,491	7,764	44,331
Long-term assets of discontinued operations	—	—	53,890	—	53,890

	$(2,723)	$526,934	$202,082	$7,764	$734,057

Liabilities not subject to compromise
Current liabilities:
Long-term debt – current	$303,280	$5,256	$1,800	$—	$310,336
Trade accounts payable	77	16,131	1,797	—	18,005
Accrued liabilities	19,832	35,432	4,655	(18)	59,901
Other current liabilities	—	979	1,751	—	2,730
Current liabilities of discontinued operations	—	—	23,158	—	23,158

Total current liabilities	323,189	57,798	33,161	(18)	414,130
Long-term debt	—	548	5,964	—	6,512
Other non-current liabilities	(57)	2,776	4,086	—	6,805
Long-term liabilities of discontinued operations	—	—	26,714	—	26,714

Total liabilities not subject to compromise	323,132	61,122	69,925	(18)	454,161
Net intercompany balance	(590,904)	640,022	(49,118)	—	—
Liabilities subject to compromise	312,905	14,847	—	—	327,752
Stockholders’ equity (deficit)	(47,856)	(189,057)	181,275	7,782	(47,856)

	$(2,723)	$526,934	$202,082	$7,764	$734,057

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE T – Supplemental Condensed Consolidating Financial Information (Continued)

	For the year ended September 27, 2003
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$382,328	$67,980	$(13,491)	$436,817
Gross profit	—	5,086	852	—	5,938
Operating income (loss)	(130)	(18,233)	534	—	(17,829)
Reorganization items	10,348	—	—	—	10,348
Interest expense, income taxes and other, net	(33,214)	51,819	(4,736)	—	13,869
Income (loss) from discontinued operations (net of applicable taxes)	—	—	(46,645)	—	(46,645)
Cumulative effect of accounting change (net of applicable taxes)	—	(87,408)	—	—	(87,408)
Net income (loss)	$22,736	$(157,460)	$(41,375)	$—	$(176,099)

	For the year ended September 28, 2002
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$472,248	$78,729	$(4,927)	$546,050
Gross profit	—	30,276	8,349	—	38,625
Operating income (loss)	(2,190)	8,770	7,950	—	14,530
Reorganization items	18,465	—	—	—	18,465
Interest expense, income taxes and other, net	(31,542)	61,115	(2,554)	—	27,019
Income (loss) from discontinued operations (net of applicable taxes)	—	—	1,590	—	1,590
Net income (loss)	$10,887	$(52,345)	$12,094	$—	$(29,364)

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE T – Supplemental Condensed Consolidating Financial Information (Continued)

	For the year ended September 27, 2003
	(in thousands)
Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$22,486	$(36,076)	$(1,946)	$—	$(15,536)
Net cash provided by (used in) operating activities from discontinued operations	—	—	15,424	—	15,424

Net cash provided by (used in) operating activities	22,486	(36,076)	13,478	—	(112)

Net cash provided by (used in) investing activities from continuing operations	—	(10,573)	6,898	—	(3,675)
Net cash provided by (used in) investing activities from discontinued operations	—	—	(2,827)	—	(2,827)

Net cash provided by (used in) investing activities	—	(10,573)	4,071	—	(6,502)

Net cash provided by (used in) financing activities from continuing operations	(22,437)	22,573	(4,318)	—	(4,182)
Net cash provided by (used in) financing activities from discontinued operations	—	—	(10,062)	—	(10,062)

Net cash provided by (used in) financing activities	(22,437)	22,573	(14,380)	—	(14,244)
Effect of exchange rate change on cash and cash equivalents	—	—	633	—	633

Net change in cash and cash equivalents	49	(24,076)	3,802	—	(20,225)
Cash and cash equivalents transferred (to) from discontinued operations	—	—	(1,255)	—	(1,255)
Cash and cash equivalents at beginning of period	15	33,781	4,759	—	38,555

Cash and cash equivalents at end of period	$64	$9,705	$7,306	$—	$17,075

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE T – Supplemental Condensed Consolidating Financial Information (Continued)

	For the year ended September 28, 2002
	(in thousands)
Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$30,661	$(11,823)	$5,852	$(5)	$24,685
Net cash provided by (used in) operating activities from discontinued operations	—	—	14,442	—	14,442

Net cash provided by (used in) operating activities	30,661	(11,823)	20,294	(5)	39,127

Net cash provided by (used in) investing activities from continuing operations	(654)	(575)	14,632	(8,288)	5,115
Net cash provided by (used in) investing activities from discontinued operations	—	—	(2,598)	—	(2,598)

Net cash provided by (used in) investing activities	(654)	(575)	12,034	(8,288)	2,517

Net cash provided by (used in) financing activities from continuing operations	(29,997)	41,556	(43,545)	8,293	$(23,693)
Net cash provided by (used in) financing activities from discontinued operations	—	—	12,002	—	12,002

Net cash provided by (used in) financing activities	(29,997)	41,556	(31,543)	8,293	(11,691)

Effect of exchange rate change on cash and cash equivalents	—	—	265	—	265

Net change in cash and cash equivalents	10	29,158	1,050	—	30,218

Cash and cash equivalents transferred (to) from discontinued operations	—	—	1,793	—	1,793

Cash and cash equivalents at beginning of period	5	4,623	1,916	—	6,544

Cash and cash equivalents at end of period	$15	$33,781	$4,759	$—	$38,555

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE U – Subsequent Events

On December 18, 2003, the Debtors filed a proposed second amended Plan, along with a proposed second amended disclosure statement (“Disclosure Statement”) by which they intend to solicit acceptances to such Plan. Some of the key terms of the proposed Plan are:

•	The Company’s senior secured debtholders would exchange approximately $300 million in pre-petition secured debt for a combination of cash, a secured note in the amount of $130 million and all of the equity of the emerging parent company;

•	Exit financing of up to $70 million of which approximately $30 million would be drawn upon emergence;

•	Available cash pool to satisfy a portion of the claims of the Debtors’ general unsecured creditors; and

•	Holders of the Company’s $300 million subordinated senior notes would receive warrants to purchase common stock if their class votes to accept the proposed Plan, and if the distribution of such warrants would not cause Reorganized G&L Inc. (as defined in the Plan) to become a reporting company under the Securities Exchange Act of 1934, as amended, or otherwise. If, as a result, the warrants are not distributed, cash may instead be available for distribution in an amount to be determined based upon the total value ascribed to the warrants in the Disclosure Statement.

On December 19, 2003, the Bankruptcy Court entered an order, among other things, approving the Disclosure Statement, and authorizing the Debtors to solicit votes on the Plan thereby. The Bankruptcy Court further established January 20, 2004 as both the deadline for voting on the Plan and the deadline to file objections, if any, to the Plan. Currently, a hearing before the Bankruptcy Court to consider confirmation of the Plan is scheduled for January 28, 2004.

The proposed Plan, as amended, and the transactions contemplated thereunder are described in the Disclosure Statement, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K. The Disclosure Statement includes detailed information about the proposed Plan. Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the proposed Plan, which can only occur based on the official disclosure statement package.

Until the proposed Plan is confirmed by the Bankruptcy Court, its terms are subject to change. If the Debtors fail to obtain the requisite acceptance of such Plan during the exclusive solicitation period, or fail to file an alternative Plan and receive the requisite acceptances therefore during any extended exclusivity period that the Court may grant, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Debtors. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any Plan. In addition, under the proposed Plan filed by the Debtors, the Company’s senior secured debtholders will receive all of the equity of the Company upon emergence and the Company’s current outstanding common stock will be cancelled. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

NOTE U – Subsequent Events (Continued)

On December 11, 2003, the Company announced the reconfiguration of its Swift Denim production facility in Drummondville, Quebec. Under the reconfiguration, weaving and finishing of denim will be discontinued in approximately four months. Drummondville will continue to produce yarn for other Swift facilities. The reconfiguration will result in the termination of approximately 550 employees in Drummondville. After the reconfiguration, the facility will employ approximately 215 individuals in ringspun yarn production and related supporting functions.

As a result of this decision, the Company is anticipating $5.3 million of costs related to reconfiguring the plant primarily for employee termination benefits. The Company continues to evaluate the potential impairment costs of the reconfiguration and had not fully determined the impact of the reconfiguration of the Drummondville operations in accordance with FAS 146. In accordance with FAS 144, the Company will accelerate the depreciation on those assets that are expected to be excess when the facility is reconfigured. No costs related to the reconfiguration of the plant were incurred in fiscal 2003.

On December 17, 2003, Arthur C. Wiener, Chairman and CEO of the Company announced his forthcoming retirement which will take place when the Company emerges from bankruptcy.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003, September 28, 2002 and September 29, 2001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Accounting Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference from the portion of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s fiscal year under the headings “Proposal 1- Election of Directors,” “Executive Officers” and “Security Ownership.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the portion of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s fiscal year under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the portion of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s fiscal year under the heading “Security Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the portion of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s fiscal year under the heading “Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the portion of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s fiscal year under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following financial statements of Galey & Lord, Inc. are included under Item 8 of this Report:

Report of Independent Auditors.

Consolidated Balance Sheets as of September 27, 2003 and September 28, 2002.

Consolidated Statements of Operations for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001.

Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001.

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001.

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

The Registrant filed a Form 8-K on July 2, 2003 to report that it received an interim order from the U.S. Bankruptcy Court for the Southern District of New York approving the retainer of the New York-based firm, Alvarez & Marsal, Inc. (“A&M”), and its restructuring professionals. A&M will supplement existing management with professionals led by Peter A. Briggs, a managing director at A&M. Mr. Briggs will serve as Chief Restructuring Officer of the Company and will report to Arthur C. Wiener, Chairman and Chief Executive Officer of the Company.

The Registrant filed a Form 8-K on July 31, 2003 to report that as permitted under the terms of the final DIP financing agreement, the Company had further exercised its right to permanently reduce the Total Commitment (as defined in the DIP Agreement) under the DIP Agreement from $75 million to $50 million, effective July 25, 2003.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

2.1 -	Second amended Disclosure Statement with respect to the Joint Plan of Reorganization of Galey & Lord, Inc. and its direct and indirect domestic subsidiaries (includes the proposed Joint Plan of Reorganization).

3.1 -	Form of Restated Certificate of Incorporation of the Company.(1)

3.2 -	Form of Amended and Restated Bylaws of the Company.(1)

4.1 -	Form of Common Stock Certificate.(1)

10.1 -	Form of Registration Rights Agreement, by and among the Company, Arthur C. Wiener, Burlington and Citicorp Venture Capital, Ltd. (“CVC”).(1)

10.2 -	Amended and Restated 1989 Stock Option Plan of the Company. (1)*

10.3 -	Agreement, dated February 11, 1991, between Burlington and Industries.(1)

10.4 -	Service Agreement, dated as of March 2, 1991, between Burlington and Industries.(1)

10.5 -	Form of Voting Agreement, by and among the Company, Arthur C. Wiener and CVC.(1)

10.6 -	The Retirement Plan of Galey & Lord, Inc.(1)*

10.7 -	The Retirement Plan of Galey & Lord Industries, Inc. as Amended and Restated Effective April 1, 1992.(2)*

10.8 -	The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. as Amended and Restated April 1, 1992.(2)*

10.9 -	Form of Purchase Agreement dated as of March 29, 1994 between Burlington and Industries.(3)

10.10 -	Assumption Agreement dated as of April 29, 1994 between Burlington and Industries.(3)

10.11 -	Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated August 25, 1994.(4)*

10.12 -	Second Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated April 27, 1994.(5)*

10.13 -	Loan Agreement dated as of May 1, 1994 between South Carolina Jobs - Economic Development Authority and Industries.(5)

10.14 -	Reimbursement and Security Agreement dated as of May 1, 1994 between Industries and Wachovia.(5)

10.15 -	Guaranty Agreement dated as of May 1, 1994 from the Company to Wachovia.(5)

10.16 -	The Supplemental Executive Retirement Plan of Galey & Lord Industries, Inc.(5)*

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

10.17 -	The Deferred Compensation Plan of Galey & Lord Industries, Inc.(5)*

10.18 -	First Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 27, 1994.(6)*

10.19 -	Second Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated April 25, 1995.(7)*

10.20 -	Fourth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated April 25, 1995.(7)*

10.21 -	Letter of Intent dated September 22, 1995 between the Company and Triarc Companies, Inc. (8)

10.22 -	Fifth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated August 29, 1995.(10)*

10.23 -	Asset Purchase Agreement, dated as of May 20, 1996, among the Company, Industries, Farah Incorporated, Farah U.S.A., Inc. and Dimmit (excluding Schedules and Exhibits).(11)

10.24 -	Amended and Restated Credit Agreement dated as of June 4, 1996 between Industries, the Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender, and the other lender’s party thereto.(12)

10.25 -	Third Amendment to The Retirement Plan of Galey & Lord Industries, Inc. dated June 7, 1996.(13)*

10.26 -	Sixth Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated June 7, 1996. (13)*

10.27 -	Seventh Amendment to The Savings and Profit Sharing Plan of Galey & Lord Industries, Inc. dated September 30, 1996. (13)*

10.28 -	Amended and Restated Reimbursement and Security Agreement, dated as of June 4, 1996, among Galey & Lord Industries, Inc., Galey & Lord, Inc. and Wachovia Bank of North Carolina, N.A.(14)

10.29 -	Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated February 7, 1995.(15)*

10.30 -	Amendment to Amended and Restated 1989 Stock Option Plan of the Company dated February 11, 1997.(15)*

10.31 -	1996 Restricted Stock Plan of the Company.(16)*

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

10.32 -	First Amendment to the Amended and Restated Credit Agreement dated May 13, 1997 between Galey & Lord Industries, Inc., the Company and certain subsidiaries and First Union National Bank of North Carolina, as agent and lender.(16)

10.33 -	Agreement, dated October 27, 1997, between Polymer Group, Inc. (“Polymer”), DT Acquisition, Inc. (“DTA”) and the Company.(17)

10.34 -	Amendment to the Agreement between Polymer, DTA and the Company, dated November 16, 1997.(17)

10.35 -	Operating Agreement, dated December 19, 1997, between Polymer, DTA and the Company. (17)

10.36 -	Senior Subordinated Credit Agreement dated as of December 19, 1997 among Industries, the Company and First Union Corporation, as agent and lender.(17)

10.37 -	Master Separation Agreement, dated January 29, 1998, among the Company, Polymer, DTA, Dominion Textile, Inc. (“Dominion”) and certain other parties thereto.(18)

10.38 -	Credit Agreement dated as of January 29, 1998 among the Company, Industries, G&L Service Company, Swift Textiles Inc. (“Textiles”), Swift Denim Services Inc. (“Denim”) and First Union National Bank, as agent and lender, and the other lenders’ party thereto. (18)

10.39 -	Security Agreement dated as of January 29, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as collateral agent. (18)

10.40 -	Pledge Agreement dated as of January 29, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as collateral agent. (18)

10.41 -	Foreign Subsidiary Pledge Agreement dated as of January 29, 1998, among the Company, certain of its subsidiaries party thereto and First Union National Bank, as collateral agent. (18)

10.42 -	First Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among Industries, the Company and First Union Corporation, as agent and lender. (18)

10.43 -	Second Amendment to Senior Subordinated Credit Agreement dated as of January 29, 1998 among the Company, Industries, G&L Service Company, Textiles, Denim and First Union Corporation, as agent and lender. (18)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

10.44 -	Waiver, Release and First Amendment to the Credit Agreement dated March 19, 1998 among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as agent and lender.(19)

10.45 -	Second Amendment to the Credit Agreement dated March 27, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as agent and lender, and the other lenders’ party thereto. (19)

10.46 -	Indenture, dated as of February 24, 1998 among the Company, Industries, G&L Service Company, Textiles, Denim and Suntrust Bank, Atlanta.(20)

10.47 -	Note Purchase Agreement, dated February 19, 1998 among the Company, Industries, G&L Service Company, Textiles, Denim and First Union Capital Markets, a division of Wheat First Securities, Inc.(20)

10.48 -	Form of Initial Global Note.(20)

10.49 -	Form of Initial Certificated Note.(20)

10.50 -	Registration Rights Agreement, dated February 24, 1998, by and among the Company, Industries, G&L Service Company, Textiles, Denim and First Union Capital Markets, a division of Wheat First Securities, Inc.(21)

10.51 -	Third Amendment, Consent and Release, to the Credit Agreement dated September 15, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as agent and lender, and the other lenders’ party thereto.(24)

10.52 -	Fourth Amendment to the Credit Agreement dated December 23, 1998, among the Company, Industries, G&L Service Company, Textiles, Denim and First Union National Bank, as agent and lender, and the other lenders’ party thereto.(24)

10.53 -	Agreement dated April 29, 1996, between Dominion and John J. Heldrich.(24)*

10.54 -	Galey & Lord, Inc. 1999 Stock Option Plan.(22)*

10.55 -	Fifth Amendment to the Credit Agreement dated July 3, 1999 among the Company, Industries, G&L Service Company, Textiles, Denim, Galey & Lord Properties, Inc. (“G&L Properties”), Swift Denim Properties, Inc. (“Swift Properties”) and First Union National Bank, as agent and lender, and the other lenders’ thereto.(23)

10.56 -	Amended and Restated Retirement Plan for Employees of Galey & Lord, Inc.(25)*

10.57 -	Amended and Restated Galey & Lord Retirement Savings Plan (401(k)).(25)*

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

10.58 -	Form of Supplemental Indenture.(26)

10.59 -	Sixth Amendment to the Credit Agreement dated September 7, 2000 among the Company, Industries, G&L Service Company, Textiles, Denim, G&L Properties, Swift Properties and First Union National Bank, as agent and lender, and the other lenders’ thereto.(27)

10.60 -	Employment Agreement between the Company and Arthur C. Wiener.(27)*

10.61 -	Employment Agreement between the Company and John J. Heldrich, Jr.(27)*

10.62 -	Employment Agreement between the Company and Robert McCormack.(27)*

10.63 -	Employment Agreement between the Company and Charles A. Blalock.(27)*

10.64 -	1996 Restricted Stock Plan (as amended).(28)*

10.65 -	Amendment to 1999 Stock Option Plan of Galey & Lord, Inc.(28)*

10.66 -	Loan Agreement by and between Congress Financial Corporation (Canada), as Lender, and Drummondville Services Inc./Les Services Drummondville Inc., as borrower, dated as of February 13, 2001.(28)

10.67 -	Amended and Restated Supplemental Executive Retirement Plan of Galey & Lord, Inc. (28)*

10.68 -	Seventh Amendment and Consent to the Credit Agreement dated March 30, 2001 among the Company, Industries, G&L Service Company, Textiles, Denim, G&L Properties, Swift Properties and First Union National Bank, as agent and lender, and the other lenders’ party thereto.(29)

10.69 -	Eighth Amendment and Consent to the Credit Agreement dated August 9, 2001 among the Company, Industries, G&L Service Company, Textiles, Denim, G&L Properties, Swift Properties and First Union National Bank, as agent and lender, and the other lenders’ party thereto.(29)

10.70 -	Employment Agreement between the Company and Leonard F. Ferro.(29)*

10.71 -	First Amendment to the Retirement Plan for Employees of Galey & Lord, Inc., as amended and restated.(29)*

10.72 -	First Amendment to the Supplemental Executive Retirement Plan of Galey & Lord, Inc., as amended and restated.(29)*

10.73 -	Ninth Amendment and Consent to the Credit Agreement dated January 24, 2002 among the Company, G&L Industries, Inc., the other Domestic Subsidiaries of the Company and First Union National Bank, as agent and lender, and the other lenders’ party thereto.(30)

10.74 -	Ernst & Young LLP Preferability Letter(30)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

10.75 -	Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc. (the Company”), a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company’s direct and indirect domestic subsidiaries, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the “Banks”) and First Union National Bank, as Agent for the Banks.(31)

10.76 -	Security and Pledge Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the “Banks”) and First Union National Bank, as Agent for the Banks.(31)

10.77 -	First Amendment, dated as of March 13, 2002, to the Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the “Banks”) and First Union National Bank, as Agent for the Banks.(31)

10.78 -	Second Amendment, dated as of March 22, 2002, to the Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, First Union National Bank, a national banking corporation, each of the other financial institutions from time to time party thereto (together with FUNB, the “Banks”) and First Union National Bank, as Agent for the Banks.(31)

10.79 -	First Amendment to the Galey & Lord Retirement Savings Plan (401(k)), as Amended and Restated.(32) *

10.80 -	Second Amendment to the Galey & Lord Retirement Savings Plan (401(k)), as Amended and Restated.(33)*

10.81 -	IRS Requested Amendment to the Retirement Plan for Employees of Galey & Lord, Inc., as Amended and Restated.(33)*

10.82 -	Second Amendment to the Retirement Plan for Employees of Galey & Lord, Inc., as Amended and Restated. (34)*

10.83 -	Third Amendment to the Galey & Lord Retirement Savings Plan (401(k)), as Amended and Restated.(34)*

10.84 -	Fourth Amendment to the Galey & Lord Retirement Savings Plan (401(k)), as Amended and Restated.(35)*

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

10.85 -	Form of the Third Amendment, dated as of July 29, 2003, to Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Wachovia Bank, National Association, a national banking corporation (formerly known as First Union National Bank), each of the other financial institutions from time to time party thereto and Wachovia Bank, National Association, as Agent for the Banks.(36)

10.86 -	Agreement, dated July 8, 2003, for the Sale and Purchase of the Interest in Klopman International, S.R.L., Klopman A.G., Klopman GmbH, Klopman Espana, S.A. and International Textile S.A. and of Certain Trademark Rights between Dominion Textile International B.V. and Textile S.A.(36)

10.87 -	Fourth Amendment, dated as of September 25, 2003, to the Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Wachovia Bank, National Association, a national banking corporation (formerly known as First Union National Bank), each of the other financial institutions from time to time party thereto and Wachovia Bank, National Association, as Agent for the Banks.(37)

10.88 -	Fifth Amendment, dated as of October 29, 2003, to the Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Wachovia Bank, National Association, a national banking corporation (formerly known as First Union National Bank), each of the other financial institutions from time to time party thereto and Wachovia Bank, National Association, as Agent for the Banks.(38)

14 -	Code of Ethics for Senior Financial Officers and the Principal Executive Officers of Galey & Lord, Inc.**

21 -	Subsidiaries of the Company.(24)

23.1 -	Consent of Ernst & Young LLP.

31.1 -	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

32.1 -	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 -	Press Release, dated December 17, 2003, announcing the forthcoming retirement of Arthur C. Wiener, Chairman and CEO of Galey & Lord, Inc.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-45895) which was declared effective by the Securities and Exchange Commission on April 30, 1992 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1993 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 1994 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (File No. 33-52248) dated August 25, 1994 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 1994 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1994 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 1995 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s Form 8-K dated September 22, 1995 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 1996 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1996 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 1996 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 1997 and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1997 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Form 8-K dated December 19, 1997 and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

(18)	Filed as an Exhibit to the Company’s Form 8-K dated January 29, 1998 and incorporated herein by reference.

(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1998 and incorporated herein by reference.

(20)	Filed as an Exhibit to the Company’s Form 8-K dated February 24, 1998 and incorporated herein by reference.

(21)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-49503) dated April 22, 1998 and incorporated herein by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-78809) dated May 19, 1999 and incorporated herein by reference.

(23)	Filed as an Exhibit to the Company’s Form 8-K dated July 13, 1999 and incorporated herein by reference.

(24)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended October 3, 1998 and incorporated herein by reference.

(25)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2000 and incorporated herein by reference.

(26)	Filed as an Exhibit to the Company’s Form 8-K dated June 1, 2000 and incorporated herein by reference.

(27)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference.

(28)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.

(29)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended September 29, 2001 and incorporated herein by reference.

(30)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2001 and incorporated herein by reference.

(31)	Filed as an Exhibit to the Company’s Form 8-K dated April 4, 2002 and incorporated herein by reference.

(32)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 and incorporated herein by reference.

(33)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended September 28, 2002 and incorporated herein by reference.

(34)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2002 and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

(35)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 and incorporated herein by reference.

(36)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003 and incorporated herein by reference.

(37)	Filed as an Exhibit to the Company’s Form 8-K dated October 10, 2003 and incorporated herein by reference.

(38)	Filed as an Exhibit to the Company’s Form 8-K dated November 24, 2003 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement identified pursuant to item 14(a)3 of this report.

**	To be filed by amendment.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

GALEY & LORD, INC.

(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- Describe(1)	Balance at End of Period
YEAR ENDED SEPTEMBER 27, 2003
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts, discounts, returns and allowances	$2,931	$222	$21	$(282)	$2,892

Totals	$2,931	$222	$21	$(282)	$2,892

YEAR ENDED SEPTEMBER 28, 2002
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts, discounts, returns and allowances	$3,711	$382	$1	$(1,163)	$2,931

Totals	$3,711	$382	$1	$(1,163)	$2,931

YEAR ENDED SEPTEMBER 29, 2001
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts, discounts, returns and allowances	$4,342	$(514)	$(16)	$(101)	$3,711

Totals	$4,342	$(514)	$(16)	$(101)	$3,711

(1)	Uncollectible accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALEY & LORD, INC.

December 23, 2003	/s/ Arthur C. Wiener

Date	Arthur C. Wiener Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Arthur C. Wiener Arthur C. Wiener Chairman of the Board and President (Principal Executive Officer)	December 23, 2003 Date

Paul G. Gillease Director	Date

/s/ Howard S. Jacobs Howard S. Jacobs Director	December 23, 2003 Date

/s/ William M.R. Mapel William M.R. Mapel Director	December 23, 2003 Date

/s/ Leonard F. Ferro Leonard F. Ferro Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)	December 23, 2003 Date

/s/ Stephen C. Sherrill Stephen C. Sherrill Director	December 23, 2003 Date

/s/ Jose de Jesus Valdez Jose de Jesus Valdez Director	December 23, 2003 Date