Form 10-K/A
period 2003-09-27
GALEY & LORD INC
filed 2004-01-26
CIK 884124

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-20080

GALEY & LORD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-1593207
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

980 Avenue of the Americas, New York, NY 10008

(Address of Principal Executive Offices)

(212) 465-3000

(Registrant’s telephone number)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 19, 2003, was approximately $55,000.

The number of shares outstanding of registrant’s common stock, as of December 19, 2003, was 11,996,965 shares.

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended September 27, 2003 as set forth below. Capitalized terms not defined herein shall have the meanings ascribed to them in the Company’s Annual Report on Form 10-K for the year ended September 27, 2003.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names of directors of Galey & Lord, Inc. (the “Company”), their ages, and their current positions with the Company:

Name	Age	Title
Arthur C. Wiener	66	Chairman of the Board, President and Chief Executive Officer
Paul G. Gillease	71	Director
Howard S. Jacobs	60	Director
William M.R. Mapel	72	Director
Stephen C. Sherrill	50	Director
Jose de Jesus Valdez	50	Director

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

Mr. Gillease has been a director of the Company since November 1993. Mr. Gillease was employed by E.I. Du Pont de Nemours & Company Incorporated in various executive capacities from 1961 to his retirement in October 1993, including most recently as Vice President and General Manager responsible for textile fiber operations from October 1990 to October 1993. Mr. Gillease is a consultant to Joan Fabrics Corporation, a privately held company.

Mr. Jacobs has been a director of the Company since February 1989. Mr. Jacobs has been a member of the law firm of Katten Muchin Zavis Rosenman, New York, New York, counsel to the Company, since March 1994. For more than five years prior to March 1994, Mr. Jacobs was a member of two other law firms located in New York City, each of which was former counsel to the Company.

Mr. Mapel has been a director of the Company since February 1989. Mr. Mapel was employed by Citibank, N.A. in various executive capacities from 1969 to his retirement in October 1988, including most recently as a Senior Vice President and Chairman of the Policy Committee of the North American Finance Group from 1986 to September 1988. Mr. Mapel is a director of Churchill Capital Partners, a registered investment company.

Mr. Sherrill has been a director of the Company since May 1993. Mr. Sherrill was formerly a director of the Company from February 1988 to February 1992. Mr. Sherrill has been a principal of Bruckman, Rosser, Sherrill & Co., Inc., a private equity investment firm, since February 1995. For more than five years prior to February 1995, Mr. Sherrill was a Managing Director or Vice President of Citicorp Venture Capital, Ltd. (“CVC”). Mr. Sherrill is a

director of Doane Pet Care Enterprises, a manufacturer and distributor of pet food products; B&G Foods Inc., a manufacturer, marketer and distributor of food products; Alliance Laundry Systems LLC, a manufacturer of commercial laundry equipment; and Remington Arms Company, Inc., a manufacturer of firearms and ammunition products.

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

Executive Officers

Set forth below is certain information regarding the executive officers and certain other officers of the Company:

Name	Age	Current Position
Arthur C. Wiener	66	Chairman of the Board, President and Chief Executive Officer

John J. Heldrich	51	Executive Vice President, and Chief Executive Officer and President — Swift Denim Group

Robert McCormack	54	Executive Vice President and President — Woven Division, Apparel Marketing Group

Charles A. Blalock	56	Executive Vice President of Manufacturing

Leonard F. Ferro	44	Vice President, Chief Accounting Officer, Treasurer and Secretary

Giuseppe Rodino	65	President—Klopman International Group

Peter A. Briggs	46	Chief Restructuring Officer

Officers serve at the discretion of the Board of Directors and Messrs. Wiener, McCormack, Blalock, Heldrich and Ferro are employed pursuant to employment agreements described herein. See “Executive Compensation - Employment Agreements.”

Information regarding Mr. Wiener is included herein in the section above entitled “Directors and Executive Officers of the Registrant - Directors.”

On December 17, 2003, Arthur C. Wiener, Chairman and CEO of the Company announced his forthcoming retirement which will take place when the Company emerges from bankruptcy. To date, a replacement for Mr. Wiener has not been appointed.

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

Mr. Briggs was appointed Chief Restructuring Officer of the Company in June 2003 pursuant to an engagement agreement between Alvarez & Marsal, Inc. and the Company. Mr. Briggs has been the Managing Director of Alvarez & Marsal, Inc., a turnaround consulting firm, since April 2002. From September 2000 to April 2002, Mr. Briggs was Director and Senior Credit Officer for the U.S. Leverage Finance Portfolio Group of Salomon Smith Barney, Inc. From November 1998 to September 2000, Mr. Briggs was Chairman and Chief Executive Officer of The Virtus Group N.V., a franchise management company. Prior to November 1998, Mr. Briggs was Managing Director of Citicorp Venture Capital for Central and Eastern Europe and Central Asia.

Audit Committee Financial Expert

The Company’s audit committee is comprised of Messrs. Mapel, Gillease and Jacobs. The Board of Directors of the Company has determined that the Company does not have a “financial expert” serving on its audit committee as such term is defined pursuant to Item 401(h) of Regulation S-K. The Board of Directors believes that obtaining the services of such a financial expert at this time would involve great difficulty and expense in light of the Company’s current circumstances. As a result of the Chapter 11 Filings, the Company is uncertain when and how the Company will emerge from bankruptcy protection. In addition, it is currently anticipated that the composition of the Company’s Board of Directors upon emergence from bankruptcy protection will change and such composition of the Board, or whether the Company will continue to be a publicly reporting company under the Securities Exchange Act of 1934, cannot be determined at this time. Due to such uncertainty, the Company does not believe that retaining a financial expert at this time is warranted or in the best interest of the Company.

Code of Ethics

The Company has adopted a code of ethics that applies to it principal executive officer, principal financial officer, principal accounting officer or controller and certain other senior financial personnel. A copy of the code of ethics is filed as an exhibit to this Form 10-K/A.

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

The following table summarizes compensation paid by the Company during fiscal years 2001, 2002 and 2003 to the Company’s Chairman of the Board, President and Chief Executive Officer and its four other most highly compensated executive officers (together, the “Named Executive Officers”) for services rendered in all capacities to the Company and its subsidiaries.

Pursuant to the Bankruptcy Code, the Debtors are authorized to conduct business in the ordinary course without prior authorization from the Bankruptcy Court, but are prohibited from, among other things, making post-petition payments on account of pre-petition claims without prior authorization of the Court. The Debtors have sought and obtained certain orders from the bankruptcy court authorizing certain payments on account of pre-petition compensation obligations. Nevertheless, certain of the compensation discussed herein may be affected, and may not be paid on a timely basis, if at all.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name And Principal Position	Fiscal Year	Salary($)	Bonus($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)(3)

Arthur C. Wiener	2003	$700,008	$360,504	$54,517	—	—	—	$3,640
Chairman of the Board, President and	2002	700,008	180,252	84,261	—	—	—	6,417
Chief Executive Officer	2001	700,008	—	91,258	—	—	—	5,020

John J. Heldrich	2003	$525,000	$319,313	$—	—	—	—	$11,136
Executive Vice President, and Chief	2002	500,000	159,656	—	—	—	—	13,357
Executive Officer and President —	2001	450,000	—	—	—	—	—	11,717
Swift Denim Group

Robert McCormack	2003	$400,008	$241,505	$—	—	—	—	$3,873
Executive Vice President and	2002	400,008	120,752	—	—	—	—	6,650
President —Woven Division, Apparel	2001	400,008	—	—	—	—	—	5,501
Marketing Group

Charles A. Blalock	2003	$286,667	$164,742	$—	—	—	—	$3,346
Executive Vice President of	2002	270,000	82,371	—	—	—	—	6,250
Manufacturing	2001	263,336	—	—	—	—	—	5,023

Leonard F. Ferro	2003	$216,674	$121,169	$—	—	—	—	$3,021
Vice President, Chief	2002	200,004	60,585	—	—	—	—	5,966
Accounting Officer, Treasurer and Secretary	2001	194,106	—	—	—	—	—	4,962

(1)	The amounts shown for fiscal years 2002 and 2003 reflect stay bonuses paid to each of the named executive officers under an employee program authorized by the Bankruptcy Court. See “Key Employee Retention Program.”

(2)	The amounts shown for Mr. Wiener reflect perquisites and personal benefits including, among other things: (i) for fiscal year 2003, an automobile allowance of $18,823, a travel and expense allowance of $17,500 and income tax gross-ups on all personal benefits of $18,194; (ii) for fiscal year 2002, an automobile allowance of $30,155 and income tax gross-ups on all personal benefits of $36,606; and (iii) for fiscal year 2001, an automobile allowance of $26,842 and income tax gross-ups on all personal benefits of $41,416.

(3)

Includes the Company’s contributions to its Savings and Profit Sharing Plan, a qualified defined contribution plan which covers all full time employees who have completed a certain minimum amount of service, and life insurance premiums paid by the Company with respect to term life insurance on the life of the named persons. Contributions to the Savings and Profit Sharing Plan (i) for fiscal year 2003 were as follows: Mr. Wiener—$2,500; Mr. Heldrich—$3,281; Mr. McCormack—$2,500; Mr. Blalock—$2,362; and Mr. Ferro—$2,275;

(ii) for fiscal year 2002 were as follows: Mr. Wiener ñ $5,277; Mr. Heldrich—$5,502; Mr. McCormack—$5,277; Mr. Blalock—$5,327; and Mr. Ferro—$5,277; and (iii) for fiscal year 2001 were as follows: Mr. Wiener—$4,222; Mr. Heldrich—$4,223; Mr. McCormack—$4,222; Mr. Blalock—$4,181; and Mr. Ferro—$4,340. Life insurance premiums paid by the Company with respect to term life insurance on the life of the named persons (a) for fiscal year 2003 were as follows: Mr. Wiener—$1,140; Mr. Heldrich—$1,797; Mr. McCormack—$1,373; Mr. Blalock—$984; and Mr. Ferro—$746; (b) for fiscal year 2002 were as follows: Mr. Wiener—$1,140; Mr. Heldrich—$1,797; Mr. McCormack—$1,373; Mr. Blalock—$923; and Mr. Ferro—$689; and (c) for fiscal year 2001 were as follows: Mr. Wiener—$798; Mr. Heldrich—$1,436; Mr. McCormack—$1,280; Mr. Blalock—$842; and Mr. Ferro—$622. The premium paid by the Company with respect to split-dollar life insurance on the life of Mr. Heldrich (x) for fiscal year 2003 was $6,058; (y) for fiscal year 2002 was $6,058; and (z) for fiscal year 2001 was $6,058.

Stock Options, SARS, Performance Units

There were no options granted to the Named Executive Officers during fiscal year 2003.

The following table sets forth information for each of the Named Executive Officers with respect to the aggregate stock options exercised during the fiscal year ended September 27, 2003, and stock options held as of September 27, 2003.

Aggregated Option Exercises in Last Fiscal Year and

Fiscal Year-End Option Values

			Number Of Securities Underlying Unexercised Options At FY - End (#)	Value Of Unexercised In- The-Money Options At FY- End($)(1)
Name	Shares Acquired On Exercise(#)	Value Realized($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Arthur C. Wiener	—	—	66,700/465,000	$ —/—
John J. Heldrich	—	—	— / 55,000	— /—
Robert McCormack	—	—	— / 87,000	— / —
Charles A. Blalock	—	—	— / 63,100	— / —
Leonard F. Ferro	—	—	— / 5,000	— / —

(1)	Based upon the closing price of the Common Stock of $0.03 per share on September 26, 2003, less the exercise price.

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

Effective as of December 31, 2001, the Retirement Plan was frozen and no additional benefits accrued after that date.

The estimated lump sum benefits payable at normal retirement age (assuming no increase in present salary levels) to the Named Executive Officers are as follows: Arthur C. Wiener — $459,373; John J. Heldrich — $177,571; Robert McCormack — $299,714; Charles A. Blalock — $264,568; and Leonard F. Ferro — $68,507. Actuarially equivalent annual annuity benefits will be determined at normal retirement age based on the actuarial factors in effect at that time as prescribed in the plan document and the Internal Revenue Code.

The Bankruptcy Court has entered an order authorizing, among other things, the Company to make post-petition payments for amounts earned pre-petition under any retirement plans, nevertheless, as stated above, it is possible that the Debtors would be prohibited from making future payments. On December 18, 2003, the Debtors filed a proposed second amended plan of reorganization (the “Plan”) along with a proposed second amended disclosure statement (“Disclosure Statement”) by which they intend to solicit acceptances to such Plan. Under the

Plan, if confirmed, the Debtors will assume all their executory contracts relating to the Retirement Plan and continue to satisfy all their obligations thereunder.

Supplemental Executive Retirement Plan

Effective beginning for fiscal year 1994 and for all years thereafter, the Company established a non-qualified, unfunded supplementary retirement plan under which the Company will pay supplemental pension benefits to key executives. The plan is intended to supplement retirement benefits received under the Retirement Plan and from Social Security. The amounts set forth in the table below represent total annual pension benefits received under the Supplemental Executive Retirement Plan, the Retirement Plan and Social Security which are payable monthly upon retirement at age 65 or older for the participant’s lifetime. The pension benefits payable under the Supplemental Executive Retirement Plan are based on a life annuity with sixty months guaranteed and are reduced for both Social Security benefits and the annual benefit payable from the Retirement Plan determined as if additional benefits accrue thereunder after December 31, 2003. A discount of five percent per year is applied for retirement before age 65.

Pension Plan Table

Average of Final Five Consecutive	Years of Service
Years of Compensation	5	10	15	20	25	30
$ 200,000	$17,500	$35,000	$52,500	$70,000	$87,500	$105,000
250,000	21,875	43,750	65,625	87,500	109,375	131,250
300,000	26,250	52,500	78,750	105,000	131,250	157,500
350,000	30,625	61,250	91,875	122,500	153,125	183,750
400,000	35,000	70,000	105,000	140,000	175,000	210,000
450,000	39,375	78,750	118,125	157,500	196,875	236,250
500,000	43,750	87,500	131,250	175,000	218,750	262,500
550,000	48,125	96,250	144,375	192,500	240,625	288,750
600,000	52,500	105,000	157,500	210,000	262,500	315,000
650,000	56,875	113,750	170,625	227,500	284,375	341,250
700,000	61,250	122,500	183,750	245,000	306,250	367,500
750,000	65,625	131,250	196,875	262,500	328,125	393,750
800,000	70,000	140,000	210,000	280,000	350,000	420,000
850,000	74,375	148,750	223,125	297,500	371,875	446,250
900,000	78,750	157,500	236,250	315,000	393,750	472,500
950,000	83,125	166,250	249,375	332,500	415,625	498,750
1,000,000	87,500	175,000	262,500	350,000	437,500	525,000
1,050,000	91,875	183,750	275,625	367,500	459,375	551,250
1,100,000	96,250	192,500	288,750	385,000	481,250	577,500
1,150,000	100,625	201,250	301,875	402,500	503,125	603,750
1,200,000	105,000	210,000	315,000	420,000	525,000	630,000

The average of the final five consecutive years of compensation includes the participant’s salary and bonus. The Named Executive Officers have each been credited with approximately fifteen years of service, except Mr. Heldrich and Mr. Ferro, who have each been credited with approximately five years of service. The net pension cost for fiscal year 2003 was $523,231 for approximately 27 employees participating in the Supplemental Executive Retirement Plan.

The Bankruptcy Court has entered an order authorizing, among other things, the Company to make post-petition payments for amounts earned pre-petition under the Supplemental Executive Retirement Plan, nevertheless, as stated above, it is possible that the Debtors would be prohibited from making future payments. Under the Plan, if confirmed, the Debtors will assume all their executory contracts relating to the Supplemental Executive Retirement Plan and continue to satisfy all their obligations thereunder.

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

The Bankruptcy Court has entered an order authorizing, among other things, the Company to make all post-petition payments for amounts earned under any Severance Plan, nevertheless, as stated above, it is possible that the Debtors would be prohibited from making such payments. In addition, the Bankruptcy Court has entered an order (the “Severance Plan Order”) authorizing, among other things, enhanced severance payments for certain employees, including the Named Executive Officers. See “Key Employee Retention Program.”

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

Under the Bankruptcy Code, all executory contracts, including the Executive Employment Agreements, are subject to assumption or rejection. The Company and the Named Executive Officers are currently honoring all obligations under such Executive Employment Agreements pending such assumption or rejection. In addition, pursuant to the Severance Plan Order, the Company’s severance obligations under the Executive Employment

Agreements have been superseded and replaced by the enhanced severance described below. See “Key Employee Retention Program” below. Under the Plan, if confirmed, all the Executive Employment Agreements, as amended, would be assumed, except as relates to Mr. Wiener, whom as discussed above, will be retiring when the Company emerges from Bankruptcy.

Compensation of Directors

Each director of the Company who is not an employee of the Company receives an annual director’s fee in cash in the amount of $20,000 plus $5,000 for each meeting of the Board of Directors attended by such director. In addition, each non-employee director receives $5,000 for each Board committee meeting attended by such director (other than for a Board committee meeting held on the same date as a meeting of the Board of Directors, in which case, the non-employee director would receive $2,500). For fiscal year 2003, Messrs. Gillease, Jacobs, Mapel, Sherrill and Valdez received director’s fees of $52,500, $62,500, $75,000, $40,000 and $30,000, respectively.

Key Employee Retention Program

By orders dated June 6, 2002, and July 24, 2002, the Bankruptcy Court authorized the implementation of various employee programs (the “KERP”) for the Debtors. These programs include:

•	Stay Bonus and Emergence Plans – These plans provide for payments totaling $5.2 million for 62 employees including executive officers. Payments under the Stay Bonus Plan are in four equal payments beginning in August 2002 and ending the later of June 2003 or upon emergence. The Emergence Plan provides for a single payment upon emergence.

•	Enhanced Severance Program – Pursuant to this program, certain employees, including executive officers, are entitled to “enhanced” severance payments under certain terms and conditions.

•	Discretionary Transition Payment Plan – This plan allows the Debtors to offer incentives to certain employees during a transition period at the end of which such employees would be terminated, in the event such incentives become necessary.

•	Discretionary Retention Pool – This plan provides the Company’s Chief Executive Officer discretionary authority to offer incentives to employees (including new employees) not otherwise participating in other portions of the plan.

•	Performance Incentive Plan – The Debtors filed a motion for approval of a proposed performance incentive plan, pursuant to which certain employees, including executive officers, would be entitled to an additional bonus in the event certain personal and/or company performance goals were achieved. The Debtors voluntarily withdrew that motion without prejudice to their right to seek the relief requested therein at a later date.

As part of the KERP, each of the Named Executive Officers are or may become entitled to receive certain payments. Specifically, under certain terms and conditions as identified in the KERP, the Named Executive Officers are or may become entitled to receive the following additional compensation:

Named Executive Officer	Emergence Plan	Stay Bonus Plan (1)	Enhanced Severance (2)
Arthur C. Wiener	$493,008	$721,008	36 Months’ Salary
John J. Heldrich	—	$638,625	24 Months’ Salary
Robert McCormack	—	$483,010	24 Months’ Salary
Charles A. Blalock	—	$329,483	24 Months’ Salary
Leonard F. Ferro	—	$242,338	24 Months’ Salary

(1)	In accordance with the terms of the KERP, the Stay Bonus amounts are payable in four equal payments, three of which were paid on August 15, 2002, February 15, 2003, and June 1, 2003 and are reflected in the Summary Compensation Table. The final payment is scheduled to be paid upon the Company’s Emergence from bankruptcy protection.

(2)	The amount of severance a Named Executive Officer who is terminated without cause might become entitled to would be determined solely based on base compensation and not upon any bonuses paid or to be paid under the KERP. Further, all Emergence Plan payments, Stay Bonus Plan payments, and Performance Incentive Plan Payments (if such a Plan is created) that are made would be credited against any Enhanced Severance Plan payments a Named Executive Officer might become entitled to.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 19, 2003 regarding the ownership of Common Stock of the Company by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table contained herein, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership		% of Class
Citicorp Venture Capital, Ltd. 399 Park Avenue New York, New York 10043	None	5,616,102	(1)	46.8%

Arthur C. Wiener 980 Avenue of the Americas New York, New York 10018	Chairman of the Board, President and Chief Executive Officer	666,100	(2)	5.6%

Paul G. Gillease	Director	47,070	(3)	*

Howard S. Jacobs	Director	25,877	(4)	*

William M. R. Mapel	Director	38,277	(5)	*

Stephen C. Sherrill	Director	157,725	(6)	1.3%

Jose de Jesus Valdez	Director	10,242	(7)	*

John J. Heldrich	Executive Vice President, and Chief Executive Officer and President — Swift Denim Group	26,700		*

Robert McCormack	Executive Vice President and President — Woven Division, Apparel Marketing Group	-0-		*

Charles A. Blalock	Executive Vice President of Manufacturing	2,025	(8)	*

Leonard F. Ferro	Vice President, Chief Accounting Officer, Treasurer and Secretary	1,600		*

All directors and executive officers as a group (10 persons)		975,616	(9)	8.1%

*	Less than one percent (1%).

(1)	Based upon information contained in a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC on October 12, 1999 by CVC.

(2)	Includes (i) 8,000 shares held by the Wiener Foundation, a not-for-profit corporation controlled by Mr. Wiener and his immediate family members, and (ii) 66,700 shares subject to currently exercisable stock options.

(3)	Includes (i) 6,000 shares subject to currently exercisable stock options, and (ii) 39,713 shares issued under and subject to the Restricted Stock Plan.

(4)	Includes (i) 4,000 shares subject to currently exercisable stock options, and (ii) 21,877 shares issued under and subject to the Restricted Stock Plan.

(5)	Includes (i) 4,000 shares subject to currently exercisable stock options, and (ii) 21,877 shares issued under and subject to the Restricted Stock Plan.

(6)	Includes (i) 8,500 shares subject to currently exercisable stock options, and (ii) 39,713 shares issued under and subject to the Restricted Stock Plan.

(7)	Includes 10,242 shares issued under and subject to the Restricted Stock Plan.

(8)	Includes 2,025 shares held by Mr. Blalock’s wife.

(9)	Includes (i) 95,700 shares subject to currently exercisable stock options, and (ii) 133,422 shares issued under and subject to the Restricted Stock Plan.

Under the proposed Plan, upon the Company’s emergence from bankruptcy, the Company’s senior secured debtholders would exchange approximately $300 million in pre-petition secured debt for a combination of cash, a secured note in the amount of $130 million and all of the equity of the emerging parent company and all of the common stock of the Company outstanding immediately prior to its emergence will be cancelled.

Equity Compensation Plan Information

The following table provides information, as of September 27, 2003, with respect to all of the Company’s compensation plans under which Common Stock of the Company is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	899,949	$4.46	415,351
Equity compensation plans not approved by security holders	—	—	—

Total	899,949	$4.46	415,351

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The law firm of Katten Muchin Zavis Rosenman, New York, New York, of which Howard S. Jacobs, a director of the Company, is a member, has acted as counsel to the Company since March 1994. Legal fees for services rendered by Katten Muchin Zavis Rosenman to the Company during the fiscal year ended September 27, 2003 did not exceed 5% of the revenues of such firm for its most recent fiscal year.

The Company has retained Alvarez & Marsal, Inc., a consulting firm (“A&M”), pursuant to an engagement agreement (“Engagement Agreement”). Under the Engagement Agreement, A&M supplements existing management with professionals led by Mr. Peter A. Briggs, a managing director at A&M. Mr. Briggs serves as Chief Restructuring Officer of the Company and reports to Arthur C. Wiener, Chairman and Chief Executive Officer of the Company. Pursuant to the Engagement Agreement, the Company pays A&M consulting fees and A&M, in turn, compensates Mr. Briggs for his services. The Company paid A&M approximately $986,000 for the period from June 30, 2003, the date A&M was retained, through September 27, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for services rendered by Ernst & Young LLP (“E&Y”) during the year ended September 27, 2003 are described below.

Audit Fees

The aggregate fees billed by E&Y to the Company for professional services rendered in connection with the audit of the Company’s annual financial statements for the fiscal years ended September 28, 2002 and September 27, 2003 were approximately $678,700 and $654,100, respectively.

Audit-Related Fees

The aggregate fees billed by E&Y to the Company for the fiscal years ended September 28, 2002 and September 27, 2003 primarily for research and consultation concerning financial accounting and reporting standards were approximately $36,700 and $15,000, respectively.

Tax Fees

The aggregate fees billed by E&Y to the Company for the fiscal years ended September 28, 2002 and September 27, 2003 in connection with tax compliance, advice and planning were approximately $99,200 and $295,400, respectively.

All Other Fees

No fees were billed by E&Y to the Company for the fiscal years ended September 28, 2002 and September 27, 2003 for any other services.

The Company’s Audit Committee does not currently have any pre-approval policies or procedures in place to date. All services to be rendered by E&Y will be pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf on January 23, 2004 by the undersigned, thereunto duly authorized.

GALEY & LORD, INC.

January 23, 2004	By:	/s/ Leonard F. Ferro
Date		Leonard F. Ferro Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 14	Code of Ethics for Senior Financial Officers and the Principal Executive Officers of Galey & Lord, Inc.