Form 10-Q
period 2003-12-31
GALEY & LORD INC
filed 2004-02-17
CIK 884124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-20080

GALEY & LORD, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1593207
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

980 Avenue of the Americas New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 Par Value – 11,996,965 shares as of February 9, 2004.

INDEX

GALEY & LORD, INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 27, 2003	December 28, 2002	September 27, 2003
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$12,452	$45,460	$17,075
Trade accounts receivable	69,549	83,864	84,197
Sundry notes and accounts receivable	4,512	4,609	4,058
Inventories	136,659	134,599	142,907
Income taxes receivable	2,485	651	1,197
Prepaid expenses and other current assets	3,296	3,452	3,986
Current assets of discontinued operations	84,951	61,137	74,554

Total current assets	313,904	333,772	327,974
Property, plant and equipment, at cost	350,234	350,101	361,848
Less accumulated depreciation and amortization	(190,218)	(166,680)	(184,718)

	160,016	183,421	177,130
Investments in and advances to associated companies	36,916	36,275	38,259
Deferred charges, net	615	3,441	824
Other non-current assets	1,618	1,006	1,582
Intangibles, net	20,507	26,381	20,507
Long-term assets of discontinued operations	—	56,117	—

	$533,576	$640,413	$566,276

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Long-term debt – current	$311,920	$304,588	$304,705
Trade accounts payable	9,062	11,464	17,466
Accrued salaries and employee benefits	32,455	27,255	33,663
Accrued liabilities	25,129	31,237	24,966
Income taxes payable	3,926	2,922	3,754
Current liabilities of discontinued operations	55,543	27,142	52,853

Total current liabilities	438,035	404,608	437,407
Long-term liabilities:
Long-term debt	13	5,087	7,770
Other long-term liabilities	2,059	2,872	1,778
Long-term liabilities of discontinued operations	—	27,979	—

Total long-term liabilities	2,072	35,938	9,548
Deferred income taxes	583	3,577	3,812

Total liabilities not subject to compromise	440,690	444,123	450,767
Liabilities subject to compromise	327,800	328,029	327,815
Stockholders’ equity (deficit):
Common stock	124	124	124
Contributed capital in excess of par value	41,960	41,957	41,960
Accumulated deficit	(272,364)	(154,685)	(243,072)
Treasury stock, at cost	(2,247)	(2,247)	(2,247)
Accumulated other comprehensive loss	(2,387)	(16,888)	(9,071)

Total stockholders’ equity (deficit)	(234,914)	(131,739)	(212,306)

	$533,576	$640,413	$566,276

*	Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESION)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended
	December 27, 2003	December 28, 2002
Net sales	$88,472	$114,761
Cost of sales	99,427	104,199

Gross profit (loss)	(10,955)	10,562
Selling, general and administrative expenses	4,237	5,338
Amortization of intangibles	—	7
Impairment of property, plant and equipment	13,725	—
Restructuring costs	350	(385)

Operating income	(29,267)	5,602
Interest expense (contractual interest of $11,140 and $12,044 for the three months ended December 27, 2003 and December 28, 2002, respectively)	4,296	5,200
Equity in income from associated companies	(1,514)	(2,544)

Income (loss) from continuing operations before reorganization items and income taxes	(32,049)	2,946
Reorganization items	4,083	3,366

Loss from continuing operations before income taxes	(36,132)	(420)
Income tax expense (benefit):
Current	(1,724)	557
Deferred	(3,357)	(32)

Net loss before discontinued operations and cumulative effect of an accounting change	(31,051)	(945)
Income from discontinued operations, net of applicable income taxes of $278 and $584 for the three months ended December 27, 2003 and December 28, 2002, respectively	1,759	641

Net loss before cumulative effect of an accounting change	(29,292)	(304)
Cumulative effect of an accounting change, net of applicable income taxes of $0	—	(87,408)

Net loss	$(29,292)	$(87,712)

Net loss per common share (Basic and Diluted):
Average common shares outstanding	11,997	11,997
Net loss before discontinued operations and cumulative effect of an accounting change	$(2.59)	$(0.08)
Income from discontinued operations	0.15	0.06
Cumulative effect of an accounting change	—	(7.29)

Net loss per common share	$(2.44)	$(7.31)

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net loss from continuing operations	$(31,051)	$(88,353)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Cumulative effect of accounting change	—	87,408
Impairment of property, plant and equipment	13,725	—
Depreciation of property, plant and equipment	6,074	5,950
Amortization of deferred charges	598	922
Interest expense allocated to discontinued operations	(304)	(322)
Deferred income taxes	(3,357)	(32)
Non-cash compensation	—	3
(Gain)/loss on disposals of property, plant and equipment	(2)	258
Undistributed income from associated companies	(1,514)	(2,544)
Other	(7)	(16)
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable – net	14,703	31,840
(Increase)/decrease in sundry notes & accounts receivable	(385)	(1,019)
(Increase)/decrease in inventories	6,551	(14,652)
(Increase)/decrease in prepaid expenses and other current assets	697	531
(Increase)/decrease in other non-current assets	(36)	61
(Decrease)/increase in accounts payable – trade	(8,772)	(6,729)
(Decrease)/increase in accrued liabilities	(1,796)	(1,047)
(Decrease)/increase in income taxes payable	(1,264)	138
(Decrease)/increase in other long-term liabilities	263	(261)
(Decrease)/increase in restructuring costs	324	(536)

Net cash provided by (used in) operating activities from continuing operations	(5,553)	11,600
Net cash provided by (used in) operating activities from discontinued operations	(3,613)	1,248

Net cash provided by (used in) operating activities	(9,166)	12,848

Cash flows from investing activities:
Property, plant and equipment expenditures	(2,022)	(3,144)
Proceeds from sale of property, plant and equipment	200	55
Distributions received from associated companies	3,058	5,171
Other	(200)	—

Net cash provided by (used in) investing activities from continuing operations	1,036	2,082
Net cash provided by (used in) investing activities from discontinued operations	(430)	(152)

Net cash provided by (used in) investing activities	606	1,930

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Amounts in thousands)

	Three Months Ended
	December 27, 2003	December 28, 2002
Cash flows from financing activities:
Increase/(decrease) in revolving line of credit	80	(3,092)
Principal payments on long-term debt	(571)	(4,053)
Payment of bank fees and loan costs	(388)	—

Net cash provided by (used in) financing activities from continuing operations	(879)	(7,145)
Net cash provided by (used in) financing activities from discontinued operations	3,608	(687)

Net cash provided by (used in) financing activities	2,729	(7,832)

Effect of exchange rate changes on cash and cash equivalents	690	216

Net increase/(decrease) in cash and cash equivalents	(5,141)	7,162
Cash and cash equivalents transferred (to) from discontinued operations	518	(257)
Cash and cash equivalents at beginning of period	17,075	38,555

Cash and cash equivalents at end of period	$12,452	$45,460

See accompanying notes to consolidated financial statements.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE A - Bankruptcy Filing

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

Under the terms of the final DIP financing agreement (as amended, the “DIP Financing Agreement”), the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit which was reduced to $10 million by the Financing Extension, as defined below) in an amount not exceeding the lesser of $100 million (effective September 24, 2002, such amount was permanently reduced to $75 million and effective July 25, 2003, it was permanently reduced to $50 million) or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) February 23, 2004, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE A - Bankruptcy Filing (Continued)

Agreement bear interest at the rate per annum at the Company’s option, of either (i) (a) the higher of the prime rate or the federal funds rate plus ..50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of either (A) at such time as Wachovia Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .50% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that Wachovia Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

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

The DIP Financing Agreement contains covenants restricting the Company and the Debtor subsidiaries from consolidating or merging with and into another person, disposing of assets, incurring additional indebtedness and guarantees, creating liens and encumbrances on properties, modifying its or their business, making capital expenditures in excess of $22.5 million through the maturity date or $15.2 million during any 12 month period, declaring and paying dividends, making investments, loans or advances, and creating super-priority claims. There are certain limitations on affiliate transactions and on costs and expenses incurred in connection with the closing of production facilities. The DIP Financing Agreement also requires the Company and the Debtor subsidiaries to achieve certain levels of EBITDA (as defined) as specified therein. At December 27, 2003, the Company was in compliance with the covenants of the DIP Financing Agreement.

The DIP Financing Agreement also provides for the mandatory prepayment of all or a portion of outstanding borrowings upon repatriation of funds from foreign subsidiaries or the sale of assets, or in the event outstanding loans exceed the Borrowing Base.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE A - Bankruptcy Filing (Continued)

The DIP Financing Agreement has been amended six times (collectively, the “Financing Extension”). It is currently set to expire on February 23, 2004. There can be no assurance that the DIP Financing Agreement will be further extended, if necessary. The Company has no current commitments or arrangements for additional debtor-in-possession financing and, if the DIP Financing Agreement is not extended, there can be no assurance that replacement debtor-in-possession financing will be available on acceptable terms (or that any such financing will be approved by the Bankruptcy Court) or at all.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE A - Bankruptcy Filing (Continued)

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

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. Under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002, December 11, 2002, April 17, 2003, and August 13, 2003, and December 17, 2003, the Bankruptcy Court extended this deadline up through and including April 12, 2004. The Bankruptcy Court has entered several orders collectively approving the rejection of certain identified executory contracts and unexpired leases. The Debtors reserve their right to continue, to the extent possible, reviewing their remaining executory contracts to determine which, if any, they will reject. The Debtors have

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE A - Bankruptcy Filing (Continued)

proposed treatment for each such executory contract and unexpired lease as part of the proposed plan of reorganization, but that proposed treatment may change if the proposed plan of reorganization (described below) is not consummated. If the proposed plan is not consummated, the Debtors will need to re-examine the potential treatment of each executory contract and unexpired lease. As such, at this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases under such alternative plan.

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

The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Filings. A plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any.

A plan could also involve the sale of the Debtors’ assets and/or stock. It is also possible that a sale of the Debtors’ assets and/or stock could be accomplished outside a plan of reorganization. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE A - Bankruptcy Filing (Continued)

and including June 18, 2002) to file a plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a plan. As of the date hereof, the Bankruptcy Court had entered eight orders collectively extending the Debtors’ exclusive right to file a plan through and including November 15, 2003, and extending the Debtors’ exclusive right to solicit acceptances of such Plan through and including February 4, 2004. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause.

On December 18, 2003, the Debtors filed a proposed second amended plan (as amended, modified, and or supplemented, the “Plan”), along with a proposed second amended disclosure statement (“Disclosure Statement”) by which they intend to solicit acceptances to such Plan. On December 19, 2003, the Bankruptcy Court entered an order, among other things, approving the Disclosure Statement, and authorizing the Debtors to solicit votes on the Plan thereby. The Bankruptcy Court further established January 20, 2004 as both the deadline for voting on the Plan and the deadline to file objections, if any, to the Plan. On January 15, 2004, the Debtors filed a Modified Second Amended Plan and a Supplement thereto, and on February 2, 2004, filed a Third Amended Plan. Following a hearing on February 9, 2004, the Bankruptcy Court entered an order, among other things, confirming the Plan.

Some of the key terms of the proposed Plan are:

•	The Company’s senior secured debtholders would exchange approximately $300 million in pre-petition secured debt for a combination of cash, a secured note in the amount of $130 million and 99% of the outstanding equity of the emerging parent company;

•	Exit financing of up to $70 million (as further described below) of which approximately $30 million would be drawn upon emergence;

•	An available cash pool to satisfy a portion of the claims of the Debtors’ general unsecured creditors;

•	Holders of the Company’s $300 million subordinated senior notes would receive 1% of the outstanding equity of the emerging parent company and certain warrants to purchase up to an aggregate of 10% of the common stock of the emerging parent company exercisable only upon the occurrence of certain events; and

•	The Company’s existing securities, including its outstanding capital stock, will be cancelled.

On January 28, 2004, the Debtors received a commitment from General Electric Capital Corporation (“GE Capital”) to provide the Company with a post-emergence revolving credit facility (the “Exit Credit Facility”). Pursuant to the terms of the Exit Credit Facility, GE Capital, and certain other lenders, would provide to the Company a $70 million revolving credit facility, including a $30 million Letter of Credit subfacility, to be guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”). The Company would be entitled to borrow up to the lesser of $70 million and a “Borrowing Base,” calculated based

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE A - Bankruptcy Filing (Continued)

on the Company’s and the Guarantors’ inventory and accounts receivable, and the Company would agree to maintain a “Minimum Excess Availability” against the Borrowing Base of $20 million at closing and $10 million thereafter. The loans made, and all other obligations of the Company and the Guarantors under the Exit Credit Facility would be secured by a first priority security interest in all of the Guarantors’ existing and after acquired working capital assets, and a second priority security interest in all of the Guarantors’ equipment, fixtures, and real property. The term of the Exit Credit Facility would be 48 months, and the loans made thereunder would incur interest at a non-default rate of, at the Company’s request, either (i) a fixed rate for periods of one, two, or three-month reserve adjusted LIBOR plus the “Applicable Margins”, or (ii) a floating rate at the “Index Rate” (higher of Prime or 50 basis points over Fed Funds) plus the “Applicable Margins.” The “Applicable Margins,” as well as letter of credit fees and an unused facility fee, would be determined based on the Company’s usage of the facility. In addition, the Company has agreed to pay a prepayment fee if the revolver commitment is voluntarily reduced in excess of $20 million or terminated on or prior to the second anniversary of the closing date. GE Capital’s obligation to provide the Exit Credit Facility pursuant to the commitment is subject to the execution of a definitive loan agreement and related documents and certain customary conditions and there can be no assurance that such loan agreement and related documents will be entered into or that alternative post-emergence financing can be obtained from another lender on as favorable terms or at all.

Nothing contained in this Quarterly Report on Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the proposed Plan, which can only occur based on the official disclosure statement package, and all terms and provisions hereof are qualified in their entirety by reference to the Plan.

If the Debtors fail to consummate the Plan, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may be entitled to file its own plan of reorganization for the Debtors. Confirmation of a plan of reorganization is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a plan of reorganization requires, among other things, a vote on the plan by certain classes of creditors and equity holders whose rights or interests are impaired under the plan. If any impaired class of creditors or equity holders does not vote to accept the plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may seek confirmation of the plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a plan notwithstanding the non-acceptance of the plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition,

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE A - Bankruptcy Filing (Continued)

there can be no assurance that an alternative plan will be confirmed by the Bankruptcy Court, or that any such plan will be consummated.

Although the Debtors hope to consummate the Plan, it is still not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the bankruptcy proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Since the Filing Date, the Debtors have conducted business in the ordinary course.

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

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to consummate the Plan, or any alternative plan which may be proposed), its ability, if necessary, to extend the term and maturity of the DIP Financing Agreement beyond February 23, 2004 or, if necessary, find alternative debtor-in-possession financing, its ability to comply with the DIP Financing Agreement or any alternative financing arrangement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In addition, the Plan does, and an alternative plan could, materially change the amounts reported in the Company’s financial statements. The financial statements do not give effect to adjustments of the carrying value of assets or liabilities, the effects of any changes that may be made to the capital accounts or the effect on results of operations that might be necessary as a consequence of a plan of reorganization.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE A - Bankruptcy Filing (Continued)

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to a consummated plan.

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of December 27, 2003, December 28, 2002 and September 27, 2003 are identified below (in thousands):

	December 27, 2003	December 28, 2002	September 27, 2003
9 1/8% Senior Subordinated Notes	$300,000	$300,000	$300,000
Interest accrued on above debt	12,775	12,775	12,775
Accounts payable	11,386	11,464	11,401
Liability for rejected leases	2,591	2,165	2,591
Other accrued expenses	1,048	1,625	1,048

	$327,800	$328,029	$327,815

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $4.1 million and $3.4 million associated with the Chapter 11 Filings for the three months ended December 27, 2003 and December 28, 2002, respectively. Of these charges, $4.1 million and $1.8 million for the three months ended December 27, 2003 and December 28, 2002, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings and $1.6 million for the three months ended December 28, 2002, was related to key employee retention programs.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE B - Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. Intercompany items have been eliminated in consolidation. The Company classified the Klopman segment as held for sale in the fourth quarter of fiscal 2003, and accordingly, the operating results and assets and liabilities for this segment have been reported as a discontinued operation for all periods presented herein. See “Note C – Discontinued Operations” for further discussion.

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

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Company as of December 27, 2003 and the consolidated results of operations and cash flows for the periods ended December 27, 2003 and December 28, 2002. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE C - Discontinued Operations

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

On November 21, 2003 the Company received approval from the United States Bankruptcy Court to complete the sale of Klopman to the Purchaser. The sale closed on February 10, 2004, however, approximately € 2.0 million of the proceeds have been placed in escrow pending the receipt of consent of the Tunisia authorities related to the sale of the manufacturing subsidiary located in Tunisia. The Company expects to receive the pending consent of the Tunisia authorities shortly, at which time the proceeds in escrow will be released to the Company. If the consent is not obtained by May 31, 2004, the escrow will be returned to the Purchaser and the Purchaser shall have the right to claim an additional amount of € 2.0 million against a bank guarantee provided by the Company to secure any future tax claims and the Tunisian subsidiary closing.

The results of operations and statement of financial position for this segment have been reported as a discontinued operation for all periods presented herein.

In connection with this reclassification to a discontinued operation, the Klopman segment was adjusted from its carrying value of $74.1 million to its estimated fair value of $25.5 million in the fourth quarter of fiscal 2003. The resulting $48.6 million loss was included in the “Income (loss) from discontinued operations” caption in the Consolidated Statement of Operations for the fiscal year ended September 27, 2003 and as an adjustment to “Current assets of discontinued operations” in the Consolidated Balance Sheet at September 27, 2003. As of December 27, 2003, the Klopman segment’s carrying value, excluding the fair value adjustment calculated at September 27, 2003, was $73.4 million and its estimated fair value was determined to be $27.7 million resulting in a $45.7 million fair value adjustment at December 27, 2003. The $2.9 million gain in the fair value adjustment which occurred in the December 2003 quarter is included in the “Income from discontinued operations” caption in the Consolidated Statement of Operations for the three months ended December 27, 2003 and as an adjustment to “Current assets of discontinued operations” in the Consolidated Balance Sheet at December 27, 2003. The change in the fair value adjustment is primarily attributable to the favorable effect

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE C - Discontinued Operations (Continued)

of the change in foreign currency exchange rates between the EURO and the U.S. dollar from September 27, 2003 to December 27, 2003 in relation to the expected proceeds in addition to the effect of the Klopman segment’s December 2003 quarter operating results. The fair value adjustments are shown as a reduction to property, plant and equipment in the table below.

In accordance with EITF 87-24, the Company allocated $304,000 and $322,000 for the three months ended December 27, 2003 and December 28, 2002, respectively, of interest expense related to the Senior Credit Facility to discontinued operations which was added to interest directly incurred by the Klopman segment.

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

Following are the net sales and income before income taxes included in discontinued operations for each period presented as discontinued operations in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 27, 2003	December 28, 2002
Net sales	$33,154	$28,604
Income (loss) before income taxes	(519)	1,557

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE C - Discontinued Operations (Continued)

Summarized assets and liabilities of the discontinued Klopman segment are as follows (in thousands):

	December 27, 2003	December 28, 2002	September 27, 2003
Cash and cash equivalents	$1,815	$1,283	$2,075
Trade accounts receivable	24,225	24,120	25,099
Inventories	34,558	29,127	30,266
Other current assets	6,728	6,607	5,895
Property, plant and equipment, net	17,625	—	11,219

Total current assets	$84,951	$61,137	$74,554
Property, plant and equipment, net	$—	$55,869	$—
Other non-current assets	—	248	—

Total non-current assets	$—	$56,117	$—
Accounts payable	$17,798	$17,391	$21,168
Accrued liabilities	9,711	7,867	9,779
Long-term debt	14,534	147	9,683
Other current liabilities	13,500	1,737	12,223

Total current liabilities	$55,543	$27,142	$52,853
Long-term debt	$—	$18,387	$—
Other long-term liabilities	—	9,592	—

Total long-term liabilities	$—	$27,979	$—

NOTE D – Reconfiguration of Drummondville, Quebec Production Facility

On December 11, 2003 (the first quarter of fiscal 2004), the Company announced the reconfiguration of its Swift Denim production facility in Drummondville, Quebec. Under the reconfiguration, weaving and finishing of denim in this facility is anticipated to cease in April 2004. The Drummondville facility will continue to produce yarn for other Swift facilities. As a result of the decision to cease denim fabric production at this location, the Company evaluated the ongoing value of the plant and equipment at the Drummondville facility. Based on this evaluation, the Company determined that long-lived assets with a carrying amount of $26.8 million were no longer recoverable and were impaired resulting in the recognition of a $13.7 million impairment loss in the current quarter for the difference between the carrying amount of the long-lived assets and their fair value. The fair value of these assets was estimated based on expected future cash flows discounted at the risk-free interest rate of 6.5%.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE D - Reconfiguration of Drummondville, Quebec Production Facility (Continued)

The reconfiguration will result in the termination of approximately 550 employees in Drummondville. After the reconfiguration, the facility will employ approximately 215 individuals in yarn production and related supporting functions. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), Swift Denim recorded a severance accrual of $0.4 million in the December quarter 2003, however, no severance payments have yet been made. The Company is anticipating an additional $5.0 million of costs related to reconfiguring the plant primarily for employee termination benefits over the next four months.

NOTE E - Adoption of New Accounting Standard

Effective as of the beginning of the Company’s fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This new standard eliminated the amortization of goodwill and intangible assets with indefinite useful lives (collectively, the “Intangible Assets”) and required, instead, that these assets be tested at least annually for impairment. In the year of adoption, FAS 142 also required that the Company perform an initial assessment of its reporting units to determine whether there was any indication that the Intangible Assets carrying value was impaired. This transitional assessment was made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit was less than its book value, which would indicate that potential impairment of Intangible Assets exists, a second transitional test was required to determine the amount of impairment, if any.

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

In addition, upon adoption of FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests. However, equity method goodwill will continue to be reviewed in accordance with APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” The Company concluded that no impairment of the equity method goodwill existed upon adoption or at December 27, 2003.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE E - Adoption of New Accounting Standard (Continued)

FAS 142 requires that an intangible asset not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess and the adjusted carrying amount of the intangible assets should be its new accounting basis. The Company determined that impairment indicators existed with respect to Swift Denim in the June quarter 2003 due to the further softening in the retail environment in which Swift Denim operates. Accordingly, the fair value of the Swift Denim trademark was tested for impairment based on the expected value of future cash flows and, based on such testing, a non-cash impairment loss of $5.5 million was recorded on the Swift Denim trademark in the June quarter 2003.

NOTE F - Inventories

The components of inventory at December 27, 2003, December 28, 2002, and September 27, 2003 consisted of the following (in thousands):

	December 27, 2003	December 28, 2002	September 27, 2003
Raw materials	$5,971	$2,576	$6,156
Stock in process	14,380	12,142	13,710
Produced goods	121,197	113,382	132,028
Dyes, chemicals and supplies	7,831	8,838	7,761

	149,379	136,938	159,655
Adjust to LIFO cost	(6,018)	(229)	(11,194)
Lower-of-cost-or-market reserves	(6,702)	(2,110)	(5,554)

	$136,659	$134,599	$142,907

The Company uses the last-in, first-out (LIFO) method of accounting for substantially all of its inventories located at continuing operations.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE G - Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 27, 2003	December 28, 2002	September 27, 2003
Long-term debt not subject to compromise:
Long-term debt - current
Debtor-in-Possession Financing	$1,000	$—	$—
Senior Credit Facility:
Revolving Credit Note	116,966	116,610	116,954
Term Loan B	105,860	105,860	105,860
Term Loan C	75,096	75,096	75,096
Canadian Loan:
Revolving Credit Note	4,247	—	—
Term Loan	3,837	1,800	1,800
Other borrowings with various rates and maturities	4,914	5,222	4,995

	311,920	304,588	304,705

Long-term debt
Canadian Loan:
Revolving Credit Note	—	785	5,230
Term Loan	—	3,837	2,487
Other borrowings with various rates and maturities	13	465	53

	13	5,087	7,770

Total long-term debt not subject to compromise	311,933	309,675	312,475

Long-term debt subject to compromise:
9 1/8% Senior Subordinated Notes	300,000	300,000	300,000

	$611,933	$609,675	$612,475

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE G - Long-Term Debt (Continued)

Pre-Petition Senior Credit Facility

On July 13, 1999, the Company amended its credit agreement, dated as of January 29, 1998 (the “Senior Credit Facility”), as amended, with Wachovia Bank, National Association (formerly known as First Union National Bank), as agent and lender and its syndicate of lenders. The amendment became effective as of July 3, 1999 (the “July 1999 Amendment”). In August 2001, the Company amended the Senior Credit Facility (the “August 2001 Amendment”) which, among other things, replaced the Adjusted Leverage Ratio covenant (as defined in the August 2001 Amendment) with a minimum EBITDA covenant (as defined in the August 2001 Amendment) until the Company’s December quarter 2002, waived compliance by the Company with the Adjusted Fixed Charge Coverage Ratio (as defined in the August 2001 Amendment) until the Company’s December quarter 2002 and modified the Company’s covenant related to capital expenditures. The August 2001 Amendment also excludes, for covenant purposes, charges related to closure of facilities announced on July 26, 2001. The August 2001 Amendment also increased the interest rate spread on all borrowings under the Company’s revolving line of credit and term loans by 100 basis points for the remainder of the term of its Senior Credit Facility. On January 24, 2002, the Company amended its Senior Credit Facility to provide for an overadvance of $10 million, none of which was drawn prior to the overadvance expiration on February 23, 2002.

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE G - Long-Term Debt (Continued)

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

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Notes and the Indenture. As of the Filing Date, the Company discontinued its interest accrual on the Notes and wrote off $7.7 million of deferred debt fees and the remaining discount on the Notes. See Note A – Bankruptcy Filing.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE G - Long-Term Debt (Continued)

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

Under the Canadian Loan Agreement, the revolving line of credit expires in February 2004 and the principal amount of the term loan is repayable in equal monthly installments of $229,500 CDN with the unpaid balance repayable in February 2004; provided, however, that the revolving line of credit and the maturity of the term loan may be extended at the option of Drummondville for up to two additional one year periods subject to and in accordance with the terms of the Canadian Loan Agreement. Effective July 24, 2002, the term loan was converted to U.S. dollars repayable in equal monthly installments of U.S. $150,000 with the unpaid balance repayable in February 2004, unless extended. Under the Canadian Loan Agreement, the interest rate on Drummondville’s borrowings initially is fixed through the second quarter of fiscal year 2001 (March quarter 2001) at a per annum rate, at Drummondville’s option, of either LIBOR plus 2.75% or the U.S. prime rate plus .75% (for borrowings in U.S. dollars) or the Canadian prime rate plus 1.50% (for borrowings in Canadian dollars). Thereafter, borrowings will bear interest at a per annum rate, at Drummondville’s option, of either (i) the U.S. prime rate plus 0%, .25%, ..50%, .75%, or 1.00% (for borrowings in U.S. dollars), (ii) the Canadian prime rate plus .75%, 1.00%, 1.25%, 1.50%, or 1.75% (for borrowings in Canadian dollars), or (iii) LIBOR plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% (for borrowings in U.S. dollars), all based on Drummondville maintaining certain quarterly excess borrowing availability levels under the revolving line of credit or Drummondville achieving certain fixed charge coverage ratio levels (as set forth in the Canadian Loan Agreement).

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE G - Long-Term Debt (Continued)

As a result of the reconfiguration of the Drummondville, Quebec production facility (as discussed in Note D above), on February 13, 2004, Drummondville amended the Canadian Loan Agreement, dated as of February 13, 2001, with Congress Financial Corporation (Canada), as lender. The amendment, among other things, extends the term of the present Canadian Loan Agreement for a period of five months commencing on February 13, 2004 and terminating on July 13, 2004 with no further renewal periods. Subject to the terms and conditions of this agreement, the principal amount of the term loan will be repaid in minimum monthly installments on a schedule as set forth in the amendment with the balance due on or prior to May 31, 2004. In addition, Drummondville covenants to make minimum repayments so as to permanently reduce the amount outstanding under the revolving line of credit on a schedule as set forth in the amendment with the balance to be paid off prior to July 13, 2004.

Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including, without limitation, those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At December 27, 2003, the Company was in compliance with the covenants of the Canadian Loan Agreement.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE H - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	December 27, 2003	December 28, 2002
Numerator:
Net loss before discontinued operations and cumulative effect of an accounting change	$(31,051)	$(945)
Income from discontinued operations, net of applicable income taxes	1,759	641

Net loss before cumulative effect of an accounting change	(29,292)	(304)
Cumulative effect of an accounting change, net of applicable income taxes	—	(87,408)

Net loss	$(29,292)	$(87,712)

Denominator:
Denominator for basic earnings per share – weighted average shares	11,997	11,997
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted earnings per share - weighted average shares	11,997	11,997

Net loss per common share - basic and diluted:
Net loss before discontinued operations and cumulative effect of an accounting change	$(2.59)	$(0.08)
Income from discontinued operations	0.15	0.06
Cumulative effect of an accounting change	—	(7.29)

Net loss per common share - basic and diluted	$(2.44)	$(7.31)

Options to purchase 127,550 shares and 141,350 shares of common stock were outstanding during the three months ended December 27, 2003 and December 28, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 766,999 and 777,699 shares of common stock were outstanding during the three months ended December 27, 2003 and December 28, 2002, respectively, but were not included in the computation of diluted earnings per share pursuant to the contingent share provisions of Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”. Vesting of these options is contingent upon the market price of common shares reaching certain target prices, which were greater than the average market price of the common shares.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE I - Benefit Plans

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

Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (“FAS 87”) requires companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an intangible pension asset equal to the unrecognized prior service cost and if the additional liability required to recognized exceeds unrecognized service cost, the excess shall be reported in accumulated other comprehensive income (loss) as a separate component of equity. In accordance with FAS 87, the consolidated balance sheets at December 27, 2003 and December 28, 2002 include an intangible pension asset of $2.3 million and $2.4 million, respectively, an additional minimum pension liability of $15.2 million and $11.7 million, respectively, and accumulated other comprehensive loss of $12.9 million and $9.3 million, respectively.

The Company provides health care and life insurance benefits to certain retired employees and their dependents. The plans are unfunded and approved claims are paid by the Company. The Company’s cost is partially offset by retiree premium contributions. Effective December 31, 2001, the Company curtailed benefits to employees who were not retired as of December 31, 2001.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE J - Stockholders’ Equity (Deficit)

Comprehensive income (loss) represents the change in stockholders’ equity (deficit) during the period from non-owner sources. Currently, changes from non-owner sources consist of net loss, foreign currency translation adjustments and gains on derivative instruments. Total comprehensive income (loss) for the three months ended December 27, 2003 and December 28, 2008 was $(22.6) million and $3.5 million, respectively.

Activity in Stockholders’ Equity (Deficit) is as follows (in thousands):

	Current Year Comprehensive Income (Loss)	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 27, 2003		$124	$41,960	$(243,072)	$(2,247)	$(9,071)	$(212,306)
Comprehensive income (loss)
Net loss for three months ended December 27, 2003	$(29,292)	—	—	(29,292)	—	—	(29,292)
Foreign currency translation adjustment	6,659	—	—	—	—	6,659	6,659
Gain on derivative instruments	25	—	—	—	—	25	25

Total comprehensive income (loss)	$(22,608)

Balance at December 27, 2003		$124	$41,960	$(272,364)	$(2,247)	$(2,387)	$(234,914)

Accumulated Other Comprehensive Income (Loss) at December 27, 2003 represents a $10.4 million gain related to foreign currency translation adjustment, a $12.9 million loss related to a minimum pension liability and $0.1 million gain related to derivative instruments.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE K - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Three Months Ended
	December 27, 2003	December 28, 2002
Current tax provision:
Federal	$—	$—
State	—	—
Foreign	(1,724)	557

Total current tax provision	(1,724)	557
Deferred tax provision:
Federal	—	—
State	—	—
Foreign	(3,357)	(32)

Total deferred tax provision	(3,357)	(32)

Total provision for income taxes	$(5,081)	$525

The Company’s overall tax rate differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards, tax rate differences on foreign transactions, differing treatment of certain items for tax purposes and changes in the valuation allowance. The result for the three months ended December 27, 2003 is an overall tax benefit rate which is lower than the statutory rate; and the result for the three months ended December 28, 2002 has an overall tax expense rate which is higher than the statutory rate.

At December 27, 2003, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal tax purposes of approximately $188 million and state tax purposes of approximately $194 million. The federal NOLs will expire in years 2018-2024, and the state NOLs will expire in years 2004-2024. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $69.3 million related to domestic and international operating income losses has been established since it is more likely than not that some portion of the deferred tax assets will not be realized.

Included in the valuation allowance is a ($4.7) million adjustment that reflects the reversal of certain transactions recorded net of tax in accumulated other comprehensive income (loss). An offsetting deferred tax asset of $4.7 million has been set up to track these amounts until such time as the transactions are closed and recognized for tax purposes.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE L - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE L - Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives (Continued)

The table below summarizes the activity related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives plant closing accruals for the three months ended December 27, 2003 (in thousands):

	Accrual Balance at September 27, 2003	Cash Payments	Change in Estimate	Accrual Balance at December 27, 2003
Severance benefits	$424	$(6)	$—	$418
Lease cancellation and other	924	(2)	—	922

	$1,348	$(8)	$—	$1,340

Of the lease cancellation and other accrual balance related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives outstanding at December 27, 2003, $0.9 million is included in liabilities subject to compromise. See Note A – Bankruptcy Filing.

NOTE M - Fiscal 2000 Strategic Initiatives

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

During fiscal 2001, the Company sold a portion of the Erwin facility as well as substantially all of the equipment at the Erwin facility and the Brighton facility. During fiscal 2002 and fiscal 2003, the Company recorded an additional fixed asset impairment charges related to the Erwin facility of $0.9 million and $0.2 million, respectively. During fiscal 2003, the Company also recorded an additional change in estimate that reduced the plant closing costs by $0.2 million. The Company expects that the sale of the remaining real estate related to the Fiscal 2000 Strategic Initiatives could take an additional 12 months or longer to complete.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE M - Fiscal 2000 Strategic Initiatives (Continued)

The table below summarizes the activity related to the plant closing accruals for the three months ended December 27, 2003 (in thousands):

	Accrual Balance at September 27, 2003	Cash Payments	Change in Estimate	Accrual Balance at December 27, 2003
Severance benefits	$63	$(18)	$—	$45
Lease cancellation and other	1,687	—	—	1,687

	$1,750	$(18)	$—	$1,732

Of the lease cancellation and other accrual balance related to the Fiscal 2000 Strategic Initiatives outstanding at December 27, 2003, $1.7 million is included in liabilities subject to compromise. See Note A – Bankruptcy Filing.

The Company incurred run-out expenses totaling $0.2 million for the three months ended December 27, 2003. These expenses, which include plant carrying costs and other costs, are included primarily in cost of sales in the consolidated statement of operations.

As a result of the employees terminated due to the Fiscal 2000 Strategic Initiatives, the Company recognized a net curtailment gain of $2.4 million in fiscal 2001 related to its defined benefit pension and post-retirement medical plans.

NOTE N - Segment Information

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

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE N - Segment Information (Continued)

Information about the Company’s operations in its different industry segments for the three months ended December 27, 2003 and December 28, 2002 is as follows (in thousands):

	Three Months Ended
	December 27, 2003	December 28, 2002
Net Sales to External Customers
Galey & Lord Apparel	$53,228	$67,335
Swift Denim	35,244	47,426

Consolidated	$88,472	$114,761

Operating Income (Loss)(1)(2)
Galey & Lord Apparel	$(5,514)	$1,237
Swift Denim	(23,744)	4,488
Corporate	(9)	(123)

	(29,267)	5,602
Interest expense	4,296	5,200
Income from associated companies	(1,514)	(2,544)
Reorganization items(3)	4,083	3,366

Loss from continuing operations before income taxes	$(36,132)	$(420)

	December 27, 2003	December 28, 2002	September 27, 2003
Assets(4)
Galey & Lord Apparel	$189,048	$213,622	$201,991
Swift Denim	208,923	224,239	232,173
Corporate	50,654	85,298	57,558
Discontinued Operations	84,951	117,254	74,554

	$533,576	$640,413	$566,276

(1)	Operating loss for the three months ended December 27, 2003 includes run-out costs related to the Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives of $0 for Galey & Lord Apparel. Swift Denim’s operating loss includes run-out costs related to the Fiscal 2000 Strategic Initiatives of $0.2 million for the three months ended December 27, 2003.

(2)	Operating income (loss) for the three months ended December 28, 2002 includes run-out costs and adjustments of plant closing costs related to Fiscal 2001 Cost Reduction and Loss Avoidance Initiatives and Fiscal 2000 Strategic Initiatives of ($0.2) million for Galey & Lord Apparel. Swift Denim’s operating income includes run-out costs related to the Fiscal 2000 Strategic Initiatives of $0.4 million for the three months ended December 28, 2002.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE N - Segment Information (Continued)

(3)	Reorganization items for the three months ended December 27, 2003 and December 28, 2002 include $4.1 million and $1.8 million, respectively, of professional fees associated with the Chapter 11 Filings and $0 and $1.6 million, respectively of expenses related to incentive and retention programs.

(4)	Excludes intercompany balances and investments in subsidiaries which are eliminated in consolidation.

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE O - Supplemental Condensed Consolidating Financial Information

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

	December 27, 2003
	(in thousands)
Financial Position	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$61,800	$7,749	$—	$69,549
Inventories	—	118,864	17,795	—	136,659
Other current assets	1,742	7,246	13,757	—	22,745
Current assets of discontinued operations	—	—	84,951	—	84,951

Total current assets	1,742	187,910	124,252	—	313,904
Property, plant and equipment, net	—	146,911	13,105	—	160,016
Intangibles, net	—	20,507	—	—	20,507
Investments in subsidiaries and other assets	(222,883)	6,059	33,331	222,642	39,149

	$(221,141)	$361,387	$170,688	$222,642	$533,576

Liabilities not subject to compromise
Current liabilities:
Long-term debt – current	$298,922	$4,914	$8,084	$—	$311,920
Trade accounts payable	84	8,198	780	—	9,062
Accrued liabilities	19,231	35,177	3,198	(22)	57,584
Other current liabilities	—	925	3,001	—	3,926
Current liabilities of discontinued operations	—	—	55,543	—	55,543

Total current liabilities	318,237	49,214	70,606	(22)	438,035
Long-term debt	—	13	—	—	13
Other non-current liabilities	(487)	2,114	1,015	—	2,642

Total liabilities not subject to compromise	317,750	51,341	71,621	(22)	440,690
Net intercompany balance	(616,882)	673,249	(56,367)	—	—
Liabilities subject to compromise	312,905	14,895	—	—	327,800
Stockholders’ equity (deficit)	(234,914)	(378,098)	155,434	222,664	(234,914)

	$(221,141)	$361,387	$170,688	$222,642	$533,576

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE O - Supplemental Condensed Consolidating Financial Information (Continued)

	December 28, 2002
	(in thousands)
Financial Position	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Trade accounts receivable	$—	$70,918	$12,946	$—	$83,864
Inventories	—	120,835	13,764	—	134,599
Other current assets	2,265	45,956	5,951	—	54,172
Current assets of discontinued operations	—	—	61,137	—	61,137

Total current assets	2,265	237,709	93,798	—	333,772
Property, plant and equipment, net	—	158,430	24,991	—	183,421
Intangibles, net	—	26,381	—	—	26,381
Investments in subsidiaries and other assets	(94,688)	5,900	32,831	96,679	40,722
Long-term assets of discontinued operations	—	—	56,117	—	56,117

	$(92,423)	$428,420	$207,737	$96,679	$640,413

Liabilities not subject to compromise
Current liabilities:
Long-term debt - current	$297,566	$5,222	$1,800	$—	$304,588
Trade accounts payable	37	10,294	1,133	—	11,464
Accrued liabilities	21,132	32,540	4,837	(17)	58,492
Other current liabilities	—	932	1,990	—	2,922
Current liabilities of discontinued operations	—	—	27,142	—	27,142

Total current liabilities	318,735	48,988	36,902	(17)	404,608
Long-term debt	—	465	4,622	—	5,087
Other non-current liabilities	(57)	2,451	4,055	—	6,449
Long-term liabilities of discontinued operations	—	—	27,979	—	27,979

Total liabilities not subject to compromise	318,678	51,904	73,558	(17)	444,123
Net intercompany balance	(592,267)	647,438	(55,171)	—	—
Liabilities subject to compromise	312,905	15,124	—	—	328,029
Stockholders’ equity (deficit)	(131,739)	(286,046)	189,350	96,696	(131,739)

	$(92,423)	$428,420	$207,737	$96,679	$640,413

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE O - Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended December 27, 2003
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$78,605	$15,616	$(5,749)	$88,472

Gross loss	—	(9,112)	(1,843)	—	(10,955)

Operating income (loss)	14	(13,134)	(16,147)	—	(29,267)
Reorganization items	4,083	—	—	—	4,083
Interest expense, income taxes and other, net	(11,084)	15,086	(6,301)	—	(2,299)
Income (loss) from discontinued operations (net of applicable taxes)	—	—	1,759	—	1,759

Net income (loss)	$7,015	$(28,220)	$(8,087)	$—	$(29,292)

	Three Months Ended December 28, 2002
	(in thousands)
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$100,630	$16,942	$(2,811)	$114,761

Gross profit	—	8,554	2,008	—	10,562

Operating income (loss)	(23)	4,000	1,625	—	5,602
Reorganization items	3,366	—	—	—	3,366
Interest expense, income taxes and other, net	(8,724)	13,580	(1,675)	—	3,181
Income (loss) from discontinued operations (net of applicable taxes)	—	—	641	—	641
Cumulative effect of accounting change (net of applicable taxes)	—	(87,408)	—	—	(87,408)

Net income (loss)	$5,335	$(96,988)	$3,941	$—	$(87,712)

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE O - Supplemental Condensed Consolidating Financial Information (Continued)

	For the quarter ended December 27, 2003
	(in thousands)
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$8,662	$(15,647)	$1,432	$—	$(5,553)
Net cash provided by (used in) operating activities from discontinued operations	—	—	(3,613)	—	(3,613)

Net cash provided by (used in) operating activities	8,662	(15,647)	(2,181)	—	(9,166)

Net cash provided by (used in) investing activities from continuing operations	—	(1,786)	2,822	—	1,036
Net cash provided by (used in) investing activities from discontinued operations	—	—	(430)	—	(430)

Net cash provided by (used in) investing activities	—	(1,786)	2,392	—	606

Net cash provided by (used in) financing activities from continuing operations	(8,662)	9,777	(1,994)	—	(879)
Net cash provided by (used in) financing activities from discontinued operations	—	—	3,608	—	3,608

Net cash provided by (used in) financing activities	(8,662)	9,777	1,614	—	2,729
Effect of exchange rate change on cash and cash equivalents	—	—	690	—	690

Net change in cash and cash equivalents	—	(7,656)	2,515	—	(5,141)
Cash and cash equivalents transferred (to) from discontinued operations	—	—	518	—	518
Cash and cash equivalents at beginning of period	64	9,705	7,306	—	17,075

Cash and cash equivalents at end of period	$64	$2,049	$10,339	$—	$12,452

GALEY & LORD, INC.

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

December 27, 2003

(Unaudited)

NOTE O - Supplemental Condensed Consolidating Financial Information (Continued)

	For the quarter ended December 28, 2002
	(in thousands)
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$7,084	$2,880	$1,636	$—	$11,600
Net cash provided by (used in) operating activities from discontinued operations	—	—	1,248	—	1,248

Net cash provided by (used in) operating activities	7,084	2,880	2,884	—	12,848

Net cash provided by (used in) investing activities from continuing operations	—	(2,923)	5,005	—	2,082
Net cash provided by (used in) investing activities from discontinued operations	—	—	(152)	—	(152)

Net cash provided by (used in) investing activities	—	(2,923)	4,853	—	1,930

Net cash provided by (used in) financing activities from continuing operations	(7,077)	7,299	(7,367)	—	(7,145)
Net cash provided by (used in) financing activities from discontinued operations	—	—	(687)	—	(687)

Net cash provided by (used in) financing activities	(7,077)	7,299	(8,054)	—	(7,832)
Effect of exchange rate change on cash and cash equivalents	—	—	216	—	216

Net change in cash and cash equivalents	7	7,256	(101)	—	7,162
Cash and cash equivalents transferred (to) from discontinued operations	—	—	(257)	—	(257)
Cash and cash equivalents at beginning of period	15	33,781	4,759	—	38,555

Cash and cash equivalents at end of period	$22	$41,037	$4,401	$—	$45,460

NOTE P - Subsequent Events

On December 18, 2003, the Debtors filed a proposed second amended plan (as amended, modified, and or supplemented, the “Plan”), along with a proposed second amended disclosure statement (“Disclosure Statement”) by which they intend to solicit acceptances to such Plan. On December 19, 2003, the Bankruptcy Court entered an order, among other things, approving the Disclosure Statement, and authorizing the Debtors to solicit votes on the Plan thereby. The Bankruptcy Court further established January 20, 2004 as both the deadline for voting on the Plan and the deadline to file objections, if any, to the Plan. On January 15, 2004, the Debtors filed a Modified Second Amended Plan and a Supplement thereto, and on February 2, 2004, filed a Third Amended Plan. Following a hearing on February 9, 2004, the Bankruptcy Court entered an order, among other things, confirming the Plan.

Some of the key terms of the Plan are:

•	The Company’s senior secured debtholders would exchange approximately $300 million in pre-petition secured debt for a combination of cash, a secured note in the amount of $130 million and 99% of the outstanding equity of the emerging parent company;

•	Exit financing of up to $70 million (as further described below) of which approximately $30 million would be drawn upon emergence;

•	An available cash pool to satisfy a portion of the claims of the Debtors’ general unsecured creditors;

•	Holders of the Company’s $300 million subordinated senior notes would receive 1% of the outstanding equity of the emerging parent company and certain warrants to purchase up to an aggregate of 10% of the common stock of the emerging parent company exercisable only upon the occurrence of certain events; and

•	The Company’s existing securities, including its outstanding capital stock, will be cancelled.

The Third Amended Plan is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

On January 28, 2004, the Debtors received a commitment from General Electric Capital Corporation (“GE Capital”) to provide the Company with a post-emergence revolving credit facility (the “Exit Credit Facility”). Pursuant to the terms of the Exit Credit Facility, GE Capital, and certain other lenders, would provide to the Company a $70 million revolving credit facility, including a $30 million Letter of Credit subfacility, to be guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”). The Company would be entitled to borrow up to the lesser of $70 million and a “Borrowing Base,” calculated based on the Company’s and the Guarantors’ inventory and accounts receivable, and the Company would agree to maintain a “Minimum Excess Availability” against the Borrowing Base of $20 million at closing and $10 million thereafter. The loans made, and all other obligations of the Company and the Guarantors under the Exit

NOTE P - Subsequent Events (continued)

Credit Facility would be secured by a first priority security interest in all of the Guarantors’ existing and after acquired working capital assets, and a second priority security interest in all of the Guarantors’ equipment, fixtures, and real property. The term of the Exit Credit Facility would be 48 months, and the loans made thereunder would incur interest at a non-default rate of, at the Company’s request, either (i) a fixed rate for periods of one, two, or three-month reserve adjusted LIBOR plus the “Applicable Margins”, or (ii) a floating rate at the “Index Rate” (higher of Prime or 50 basis points over Fed Funds) plus the “Applicable Margins.” The “Applicable Margins,” as well as letter of credit fees and an unused facility fee, would be determined based on the Company’s usage of the facility. In addition, the Company has agreed to pay a prepayment fee if the revolver commitment is voluntarily reduced in excess of $20 million or terminated on or prior to the second anniversary of the closing date. GE Capital’s obligation to provide the Exit Credit Facility pursuant to the commitment is subject to the execution of a definitive loan agreement and related documents and certain customary conditions and there can be no assurance that such loan agreement and related documents will be entered into or that alternative post-emergence financing can be obtained from another lender on as favorable terms or at all.

On February 10, 2004, the Company announced the confirmation of the Plan of Reorganization and the appointment of John J. Heldrich, currently the Executive Vice President of the Company and President and CEO of Swift Denim, as President and CEO. Mr. Heldrich will become President and CEO upon the Company’s emergence from bankruptcy and, at which time, as previously announced, Arthur C. Wiener will retire as Chairman, President and CEO.

On November 21, 2003 the Company received approval from the United States Bankruptcy Court to complete the sale of Klopman to the Purchaser. The sale closed on February 10, 2004, however, approximately € 2.0 million of the proceeds have been placed in escrow pending the receipt of consent of the Tunisia authorities related to the sale of the manufacturing subsidiary located in Tunisia. The Company expects to receive the pending consent of the Tunisia authorities shortly, at which time the proceeds in escrow will be released to the Company. If the consent is not obtained by May 31, 2004, the escrow will be returned to the Purchaser and the Purchaser shall have the right to claim an additional amount of € 2.0 million against a bank guarantee provided by the Company to secure any future tax claims and the Tunisian subsidiary closing.

As a result of the reconfiguration of the Drummondville, Quebec production facility (as discussed in Note D above), on February 13, 2004, Drummondville amended the Canadian Loan Agreement, dated as of February 13, 2001, with Congress Financial Corporation (Canada), as lender. The amendment, among other things, extends the term of the

NOTE P - Subsequent Events (continued)

present Canadian Loan Agreement for a period of five months commencing on February 13, 2004 and terminating on July 13, 2004 with no further renewal periods. Subject to the terms and conditions of this agreement, the principal amount of the term loan will be repaid in minimum monthly installments on a schedule as set forth in the amendment with the balance due on or prior to May 31, 2004. In addition, Drummondville covenants to make minimum repayments so as to permanently reduce the amount outstanding under the revolving line of credit on a schedule as set forth in the amendment with the balance to be paid off prior to July 13, 2004.

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

On the Filing Date, the Debtors filed a motion seeking authority for the Company to enter into a credit facility of up to $100 million in debtor-in-possession (“DIP”) financing with Wachovia Bank, National Association (formerly known as First Union National Bank) (the “Agent”) and Wachovia Securities, Inc. On February 21, 2002, the Bankruptcy Court entered an interim order approving the credit facility and authorizing immediate access of up to $30 million. On March 19, 2002, the Bankruptcy Court entered a final order approving the entire $100 million DIP financing. Effective September 24, 2002, the Company exercised its right, as permitted under the DIP Financing Agreement (as defined below), to permanently reduce such maximum amount of revolving credit borrowings from $100 million to $75 million. Effective July 25, 2003, the Company further exercised its right, as permitted under the DIP Financing Agreement, to permanently reduce such maximum amount of revolving credit borrowings from $75 million to $50 million. For a description of the DIP Financing Agreement, see “-Liquidity and Capital Resources.”

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

The Debtors must, subject to Bankruptcy Court approval and certain other limitations, assume, assume and assign, or reject each of their executory contracts and unexpired leases. In this context, “assumption” means, among other things, re-affirming their obligations under the relevant lease or contract and curing all monetary defaults thereunder. In this context, “rejection” means breaching the relevant contract or lease as of the Filing Date, being relieved of on-going obligations to perform under the contract or lease, and being liable for damages, if any, for the breach thereof. Such damages, if any, are deemed to have accrued prior to the Filing Date by operation of the Bankruptcy Code. Under the Bankruptcy Code, the Debtors must assume, assume and assign, or reject all unexpired leases of non-residential real property for which a Debtor is lessee within 60 days from the Filing Date. By orders dated April 29, 2002, August 16, 2002, December 11, 2002, April 17, 2003, and August 13, 2003, and December 17, 2003, the Bankruptcy Court extended this deadline up through and including April 12, 2004. The Bankruptcy Court has entered several orders collectively approving the rejection of certain identified executory contracts and unexpired leases. The Debtors reserve their right to continue, to the extent possible, reviewing their remaining executory contracts to determine which, if any, they will reject. The Debtors have proposed treatment for each such executory contract and unexpired lease as part of the proposed plan of reorganization, but that proposed treatment may change if the proposed plan is not consummated. If the proposed plan of reorganization is not consummated, the Debtors will need to re-examine the potential treatment of each executory contract and unexpired lease. As such, at this time the Debtors cannot reasonably estimate the ultimate liability, if any, that may result from rejecting and/or assuming executory contracts or unexpired leases under such alternative plan.

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

The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Filings. A plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any.

A plan could also involve the sale of the Debtors’ assets and/or stock. It is also possible that a sale of the Debtors’ assets and/or stock could be accomplished outside a plan of reorganization. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right for 120 days from the Filing Date (through and including June 18, 2002) to file a plan, and for 180 days from the Filing Date (through and including August 17, 2002) to solicit and receive the votes necessary to confirm a plan. As of the date hereof, the Bankruptcy Court had entered eight orders collectively extending the Debtors’ exclusive right to file a plan through and including November 15, 2003, and extending the Debtors’ exclusive right to solicit acceptances of such Plan through and including February 4, 2004. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause.

On December 18, 2003, the Debtors filed a proposed second amended plan (as amended, modified, and or supplemented, the “Plan”), along with a proposed second amended disclosure statement (“Disclosure Statement”) by which they intend to solicit acceptances to such Plan. On December 19, 2003, the Bankruptcy Court entered an order, among other things, approving the Disclosure Statement, and authorizing the Debtors to solicit votes on the Plan thereby. The Bankruptcy Court further established January 20, 2004 as both the deadline for voting on the Plan and the deadline to file objections, if any, to the Plan. On

January 15, 2004, the Debtors filed a Modified Second Amended Plan and a Supplement thereto, and on February 2, 2004, filed a Third Amended Plan. Following a hearing on February 9, 2004, the Bankruptcy Court entered an order, among other things, confirming the Plan.

Some of the key terms of the proposed Plan are:

•	The Company’s senior secured debtholders would exchange approximately $300 million in pre-petition secured debt for a combination of cash, a secured note in the amount of $130 million and 99% of the outstanding equity of the emerging parent company;

•	Exit financing of up to $70 million (as further discussed below) of which approximately $30 million would be drawn upon emergence;

•	An available cash pool to satisfy a portion of the claims of the Debtors’ general unsecured creditors;

•	Holders of the Company’s $300 million subordinated senior notes would receive 1% of the outstanding equity of the emerging parent company and certain warrants to purchase up to an aggregate of 10% of the common stock of the emerging parent company exercisable only upon the occurrence of certain events; and

•	The Company’s existing securities, including its outstanding capital stock, will be cancelled.

On January 28, 2004, the Debtors received a commitment from General Electric Capital Corporation (“GE Capital”) to provide the Company with a post-emergence revolving credit facility (the “Exit Credit Facility”). Pursuant to the terms of the Exit Credit Facility, GE Capital, and certain other lenders, would provide to the Company a $70 million revolving credit facility, including a $30 million Letter of Credit subfacility, to be guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”). The Company would be entitled to borrow up to the lesser of $70 million and a “Borrowing Base,” calculated based on the Company’s and the Guarantors’ inventory and accounts receivable, and the Company would agree to maintain a “Minimum Excess Availability” against the Borrowing Base of $20 million at closing and $10 million thereafter. The loans made, and all other obligations of the Company and the Guarantors under the Exit Credit Facility would be secured by a first priority security interest in all of the Guarantors’ existing and after acquired working capital assets, and a second priority security interest in all of the Guarantors’ equipment, fixtures, and real property. The term of the Exit Credit Facility would be 48 months, and the loans made thereunder would incur interest at a non-default rate of, at the Company’s request, either (i) a fixed rate for periods of one, two, or three-month reserve adjusted LIBOR plus the “Applicable Margins”, or (ii) a floating rate at the “Index Rate” (higher of Prime or 50 basis points over Fed Funds) plus the “Applicable Margins.” The “Applicable Margins,” as well as letter of credit fees and an unused facility fee, would be determined based on the Company’s usage of the facility. In addition, the Company has agreed to pay a prepayment fee if the revolver commitment is voluntarily reduced in excess of $20 million or terminated on or prior to the second anniversary of the closing date. GE Capital’s obligation to provide the Exit Credit Facility pursuant to the commitment is subject to the execution of a definitive loan agreement and related documents and certain customary conditions and there can be no assurance that such loan agreement and related documents will be entered into or that alternative post-emergence financing can be obtained from another lender on as favorable terms or at all.

Nothing contained in this Quarterly Report on Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the proposed Plan, which can only occur based on the official disclosure statement package, and all terms and provisions hereof are qualified in their entirety by reference to the Plan.

If the Debtors fail to consummate the Plan, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may be entitled to file its own plan of reorganization for the Debtors. Confirmation of a plan of organization is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a plan of reorganization requires, among other things, a vote on the plan by certain classes of creditors and equity holders whose rights or interests are impaired under the plan. If any impaired class of creditors or equity holders does not vote to accept the plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may seek confirmation of the plan pursuant to the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a plan notwithstanding the non-acceptance of the plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the plan until each holder of a claim senior to such claim or interest has been paid in full. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of the Company’s capital stock may receive no value for their interests under any plan. Because of such possibility, the value of the Company’s outstanding capital stock and unsecured instruments are highly speculative. In addition, there can be no assurance that an alternative plan will be confirmed by the Bankruptcy Court, or that any such plan will be consummated.

Although the Debtors hope to consummate the Plan, it is still not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the bankruptcy proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Since the Filing Date, the Debtors have conducted business in the ordinary course.

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

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to consummate the Plan, or any alternative plan which may be proposed), its ability, if necessary, to extend the term and maturity of the DIP Financing Agreement beyond February 23, 2004 or, if necessary, find alternative debtor-in-possession financing, its ability to comply with the DIP Financing Agreement or any alternative financing arrangement, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In addition, the Plan does, and an alternative plan could, materially change the amounts reported in the Company’s financial statements. The financial statements do not give effect to adjustments of the carrying value of assets or liabilities, the effects of any changes that may be made to the capital accounts or the effect on results of operations that might be necessary as a consequence of a plan of reorganization.

In the Chapter 11 Filings, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a Plan which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to a consummated plan.

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Filings as of December 27, 2003, December 28, 2002 and September 27, 2003 are identified below (in thousands):

	December 27, 2003	December 28, 2002	September 27, 2003
9 1/8% Senior Subordinated Notes	$300,000	$300,000	$300,000
Interest accrued on above debt	12,775	12,775	12,775
Accounts payable	11,386	11,464	11,401
Liability for rejected leases	2,591	2,165	2,591
Other accrued expenses	1,048	1,625	1,048

	$327,800	$328,029	$327,815

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Filings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Filings or that it is probable that it will be an allowed claim. The Company recognized a charge of $4.1 million and $3.4 million associated with the Chapter 11 Filings for the three months ended December 27, 2003 and December 28, 2002, respectively. Of these charges, $4.1 million and $1.8 million for the three months ended December 27, 2003 and December 28, 2002, respectively, were for fees payable to professionals retained to assist with the Chapter 11 Filings and $1.6 million for the three months ended December 28, 2002, was related to key employee retention programs.

Reconfiguration of Drummondville, Quebec Production Facility

On December 11, 2003 (the first quarter of fiscal 2004), the Company announced the reconfiguration of its Swift Denim production facility in Drummondville, Quebec. Under the reconfiguration, weaving and finishing of denim in this facility is anticipated to cease in April 2004. The Drummondville facility will continue to produce yarn for other Swift facilities. As a result of the decision to cease denim fabric production at this location, the Company evaluated the ongoing value of the plant and equipment at the Drummondville facility. Based on this evaluation, the Company determined that long-lived assets with a carrying amount of $26.8 million were no longer recoverable and were impaired resulting in the recognition of a $13.7 million impairment loss in the current quarter for the difference between the carrying amount of the long-lived assets and their fair value. The fair value of these assets was estimated based on expected future cash flows discounted at the risk-free interest rate 6.5%.

The reconfiguration will result in the termination of approximately 550 employees in Drummondville. After the reconfiguration, the facility will employ approximately 215 individuals in yarn production and related supporting functions. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), Swift Denim recorded a severance accrual of $0.4 million in the December quarter

2003, however, no severance payments have yet been made. The Company is anticipating an additional $5.0 million of costs related to reconfiguring the plant primarily for employee termination benefits over the next four months.

Subsequent Events

On February 10, 2004, the Company announced the confirmation of the Plan of Reorganization and the appointment of John J. Heldrich as President and CEO. Mr. Heldrich, currently the Executive Vice President of the Company and President and CEO of Swift Denim, will become President and CEO upon the Company’s emergence from bankruptcy and, at which time, as previously announced, Arthur C. Wiener will retire as Chairman, President and CEO.

On November 21, 2003 the Company received approval from the United States Bankruptcy Court to complete the sale of Klopman to the Purchaser. The sale closed on February 10, 2004, however, approximately € 2.0 million of the proceeds have been placed in escrow pending the receipt of consent of the Tunisia authorities related to the sale of the manufacturing subsidiary located in Tunisia. The Company expects to receive the pending consent of the Tunisia authorities shortly, at which time the proceeds in escrow will be released to the Company. If the consent is not obtained by May 31, 2004, the escrow will be returned to the Purchaser and the Purchaser shall have the right to claim an additional amount of € 2.0 million against a bank guarantee provided by the Company to secure any future tax claims and the Tunisian subsidiary closing.

As a result of the reconfiguration of the Drummondville, Quebec production facility (as discussed above), on February 13, 2004, Drummondville amended the Canadian Loan Agreement, dated as of February 13, 2001, with Congress Financial Corporation (Canada), as lender. The amendment, among other things, extends the term of the present Canadian Loan Agreement for a period of five months commencing on February 13, 2004 and terminating on July 13, 2004 with no further renewal periods. Subject to the terms and conditions of this agreement, the principal amount of the term loan will be repaid in minimum monthly installments on a schedule as set forth in the amendment with the balance due on or prior to May 31, 2004. In addition, Drummondville covenants to make minimum repayments so as to permanently reduce the amount outstanding under the revolving line of credit on a schedule as set forth in the amendment with the balance to be paid off prior to July 13, 2004.

Results of Operations

The Company’s operations are primarily classified into three operating segments: (1) Galey & Lord Apparel and (2) Swift Denim.

Results for the three months ended December 27, 2003 and December 28, 2002 for each segment are shown below:

	Three Months Ended
	December 27, 2003	December 28, 2002
	(Amounts in thousands)
Net Sales per Segment
Galey & Lord Apparel	$53,228	$67,335
Swift Denim	35,244	47,426

Total	$88,472	$114,761

Operating Income (Loss) per Segment
Galey & Lord Apparel	$(5,514)	$1,237
Swift Denim	(23,744)	4,488
Corporate	(9)	(123)

	$(29,267)	$5,602

December Quarter 2003 Compared to December Quarter 2002

Net Sales

Net sales for the December quarter 2003 (first quarter of fiscal 2004) were $88.5 million as compared to $114.8 million for the December quarter 2002 (first quarter of fiscal 2003). The $26.3 million decrease in net sales resulted primarily from decreased sales volume due to the continuing weak demand in the retail market, as well as lower selling prices due to price pressure from imports, excess domestic capacity and the continued shift toward discount retailers and private label apparel.

Galey & Lord Apparel Galey & Lord Apparel’s net sales for the December quarter 2003 were $53.2 million, a $14.1 million decrease as compared to the December quarter 2002 net sales of $67.3 million. The sales decrease was primarily due to a 19.2% decrease in apparel fabric sales volume along with a 2.0% decline in selling prices, inclusive of product mix changes.

Swift Denim Swift Denim’s net sales for the December quarter 2003 were $35.2 million as compared to $47.4 million in the December quarter 2002. The $12.2 million decrease was primarily attributable to a 23.5% decrease in volume and a 3.7% decline in selling prices partially offset by a 2.2% improvement in product mix.

Operating Income (Loss)

Operating loss for the December quarter 2003 was $29.3 million as compared to an operating income of $5.6 million for the December quarter 2002. The decrease was due to lower sales volume at both of the Company’s operating divisions and is the result of continuing weak retail demand for apparel, lost market share to imports and increased competition due to domestic overcapacity. In the latter half of fiscal 2003, the Company initiated an inventory reduction program that included production curtailments as well as accelerated sale of seconds and closeouts. Production curtailments and accelerated sales of seconds and closeouts related to the inventory reduction program in the December quarter 2003 impacted results by approximately $2.7 million. In addition, the Company recorded a $13.7 million impairment of property, plant and equipment and a $0.4 million of severance expense in the December quarter 2003 as a result of the Company’s announcement of the planned reconfiguration of its Drummondville, Quebec facility (see further discussion in the Swift Denim operating income (loss) discussion below).

Galey & Lord Apparel Galey & Lord Apparel’s operating loss was $5.5 million for the December quarter 2003 as compared to $1.2 million operating income for the December quarter 2002. This decline was principally a result of reduced fabric sales due to a continued weak retail market, lower product margins due to competitive pricing, higher raw material costs and manufacturing capacity curtailments. These losses were partially offset by improvements in selling, general and administrative expenses.

Swift Denim Swift Denim’s operating loss was $23.7 million for the December quarter 2003 compared to an operating income of $4.5 million for the December quarter 2002.

In the first quarter of fiscal 2004, the Company announced the reconfiguration of its Swift Denim production facility in Drummondville, Quebec. Under the reconfiguration, weaving and finishing of denim in this facility is anticipated to cease in April 2004, however, the Drummondville facility will continue to produce yarn for other Swift facilities. As a result of the decision to cease denim fabric production at this location, the Company evaluated the ongoing value of the plant and equipment at the Drummondville facility. Based on this evaluation, the Company determined that long-lived assets with a carrying amount of $26.8 million were no longer recoverable and were impaired resulting in the recognition of a $13.7 million impairment loss in the December quarter 2003 for the difference between the carrying amount of the long-lived assets and their fair value. The fair value of these assets was estimated based on expected future cash flows discounted at the risk-free interest rate of 6.5%. In addition, the reconfiguration of the Drummondville facility will result in the termination of approximately 550 employees. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), Swift Denim recorded a severance accrual of $0.4 million in the December quarter 2003 and expects to incur an additional $5.0 million in severance and other costs over the next four months.

The remainder of the decline was due to lower sales volume which has resulted in curtailment of capacity (as noted above), lower selling prices due to price pressure from competition and unfavorable variances due to manufacturing inefficiencies and higher raw material and energy prices. These decreases are partially offset by improvements in selling, general and administrative expenses.

Corporate The corporate segment reported an operating loss for the December quarter 2003 of $0 as compared to $0.1 million for the December quarter 2002. The corporate segment’s operating loss typically represents the administrative expenses from the Company’s various holding companies.

Income from Associated Companies

Income from associated companies was $1.5 million in the December quarter 2003 as compared to $2.5 million in the December quarter 2002. The income represents amounts from several joint venture interests that manufacture and sell denim products. The decrease in income from associated companies is due to declining results of the December quarter 2003 over the December quarter 2002 for both the Swift Denim-Hidalgo and Swift Europe joint ventures.

Interest Expense

Interest expense from continuing operations was $4.3 million for the December quarter 2003 compared to $5.2 million for the December quarter 2002. The decrease in interest expense was primarily due to lower prime and LIBOR base rates in the December quarter 2003 as compared to the December quarter 2002 in addition to lower debt fee amortization in the December quarter 2003. The accrual of interest expense on the 9 1/8% Senior Subordinated Notes (“Subordinated Notes”) was discontinued as of the Filing date and, thus, interest expense on the Subordinated Notes is not included in the December 2003 quarter or the December 2002 quarter. The average interest rate paid by the Company on its bank debt in the December quarter 2003 was 5.0% per annum as compared to 5.7% per annum in the December quarter 2002.

Income Taxes

The Company’s overall tax rate for the December quarter 2003 differed from the statutory rate principally due to the nonrecognition of the U.S. tax benefits on the domestic net operating loss carryforwards. The result is an overall tax benefit rate which is lower than the statutory rate.

Income (Loss) from Discontinued Operations

The Company’s income from discontinued operations for the December quarter 2003 was $1.8 million or $0.15 per common share, compared to $0.6 million, or $0.06 per common share, for the December quarter 2002. In August 2002, the Company retained Rothschild-Italia S.P.A., a financial advisor, to aid in the potential sale of its Klopman business. In July 2003, Dominion Textile International B.V., an indirect wholly-owned subsidiary of the Company (“Dominion”) and an investment group led by BS Private Equity (the “Purchaser”) entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company, through Dominion, agreed to sell to the Purchaser (the “Sale Transaction”) all of Klopman (pursuant to a sale of all or substantially all of the capital stock of each subsidiary which together constitute Klopman), for a net purchase price of € 22.4 million (before deduction for fees, costs and expenses). The consummation of the Sale Transaction was subject to a number of conditions, including, among other things, Bankruptcy Court approval, regulatory approval and satisfactory completion of environmental due diligence and appropriate environmental surveys. In the fourth quarter of fiscal 2003, all substantive issues were resolved clearing the way to dispose of this business segment. On November 21, 2003, the Company received approval from the Bankruptcy Court to complete the Sale Transaction. The sale closed on February 10, 2004, however, approximately € 2.0 million of the proceeds was placed in escrow pending the receipt of consent of the Tunisia authorities related to the sale of the manufacturing subsidiary located in Tunisia. The Company expects to receive the pending consent of the Tunisia authorities shortly, at which time, the proceeds in escrow will be released to the Company. If the consent is not obtained by May 31, 2004, the escrow will be returned to the Purchaser and the Purchaser shall have the right to claim an additional amount of € 2.0 million against a bank guarantee provided by the Company to secure any future tax claims and the Tunisian subsidiary closing.

The Company classified the Klopman segment as held for sale in the fourth quarter of fiscal 2003 and, consequently, the results of operations and statement of financial position for this segment have been reported in this Quarterly Report on Form 10-Q as a discontinued operation for the current quarter and all prior periods presented herein. In connection with this reclassification to a discontinued operation, the Klopman segment was adjusted from its carrying value of $74.1 million to its estimated fair value of $25.5 million in the fourth quarter of fiscal 2003. The resulting $48.6 million loss was included in the “Income (loss) from operations of discontinued Klopman segment” caption in the fiscal 2003 Consolidated Statement of Operations for the fiscal year ended September 27, 2003. As of December 27, 2003, the Klopman segment’s carrying value excluding the fair value adjustment calculated at September 27, 2003, was $73.4 million and its estimated fair value was determined to be $27.7 million resulting in a $45.7 million fair value adjustment at December 27, 2003. The $2.9 million gain in the fair value adjustment which occurred in the December 2003 quarter is included in the “Income from discontinued operations” caption in the Consolidated Statement of Operations for the three months ended December 27, 2003. This change in the fair value adjustment is primarily attributable to the favorable effect of changes in the foreign currency exchange rates between the EURO and the U.S. dollar from September 27, 2003 to December 27, 2003 in relation to the expected proceeds in addition to the effect of the Klopman segment’s December quarter 2003 operating results.

In accordance with EITF 87-24, the Company allocated $0.3 million in both the December quarter 2003 and December quarter 2002 of interest expense related to the Senior Credit Facility to discontinued operations which was added to interest directly incurred by the Klopman segment.

Net Loss and Net Loss Per Share

The Company reported a net loss for the December quarter 2003 of $29.3 million, or $2.44 per common share, inclusive of $4.1 million of reorganization costs and income of $1.8 million related to discontinued operations, compared to a net loss for the December quarter 2002 of $87.7 million, or $7.31 per common share, inclusive of $3.4 million of reorganization costs, income of $0.6 million related to discontinued operations and an $87.4 million loss from the cumulative effect of an accounting change.

Order Backlog

The Company’s order backlog at December 27, 2003 was $45.3 million, a 35.1% decrease from the December 28, 2002 backlog of $69.8 million. Over the past several years, many apparel manufacturers, including many of the Company’s customers, have modified their purchasing procedures and have shortened lead times from order to delivery. Accordingly, the Company believes that order backlogs may not be as meaningful as they have in the past with regard to the Company’s future sales.

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

The Company and its subsidiaries had cash and cash equivalents totaling $12.5 million and $45.5 million at December 27, 2003 and December 28, 2002, respectively. As a result of the Chapter 11 Filings, the Company’s ability to borrow under its Senior Credit Facility (as defined below) was frozen and replaced with the Company’s DIP Financing Agreement (as defined below). As of December 27, 2003, the Company’s borrowing availability under its DIP Financing Agreement was $41.5 million. The Company had $1.0 million of borrowings outstanding under the DIP Facility and $7.5 million in outstanding letters of credit as of December 27, 2003. The Company issued an additional $2.4 million letter of credit under the DIP Facility in January 2004. The Company also had $6.1 million in outstanding letters of credit under the Senior Credit Facility. As of December 27, 2003, the Company’s Canadian operations also had a total of U.S. $3.7 million of revolving credit borrowing availability under the Canadian Loan Agreement (as defined below).

During the December quarter 2003, the Company primarily utilized its available cash and revolving credit borrowings under the DIP Facility and the Canadian Loan Facility to fund the Company’s operating and capital expenditure requirements.

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

The Company has certain domestic defined benefit pension plans (the “Domestic Plans”). At September 27, 2003, the Domestic Plans’

unfunded accumulated benefit obligation exceeded its unrecognized service cost. Accordingly, under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, an additional minimum pension liability of $12.9 million is reported as a separate component of equity in the balance sheet as part of accumulated other comprehensive loss. Annual minimum funding requirements for the Domestic Plans are actuarially determined based on values as of the beginning of the Domestic Plans’ year (January 1). Based on the valuation as of January 1, 2003, the Company’s minimum funding requirement will be approximately $2.5 million for the Company’s fiscal year 2004. Future minimum funding levels beyond the Company’s fiscal year 2004 will be based on the Domestic Plans’ valuation as of January 1, 2004 (which is not available yet) and, as such, are subject to the volatility of the stock market and other financial markets.

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

Under the terms of the final DIP financing agreement (as amended, the “DIP Financing Agreement”), the Company, as borrower, may make revolving credit borrowings (including up to $15 million for post-petition letters of credit which was reduced to $10 million by the Financing Extension, as defined below) in an amount not exceeding the lesser of $100 million (effective September 24, 2002, such amount was permanently reduced to $75 million and effective July 25, 2003, it was permanently reduced to $50 million) or the Borrowing Base (as defined in the DIP Financing Agreement). The DIP Financing Agreement will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) February 23, 2004, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court or (iii) the acceleration of the revolving credit loans made by any of the banks who are a party to the DIP Financing Agreement and the termination of the total commitment under the DIP Financing Agreement pursuant to the DIP Financing Agreement. Amounts borrowed under the DIP Financing

Agreement bear interest at the rate per annum at the Company’s option, of either (i) (a) the higher of the prime rate or the federal funds rate plus ..50% plus (b) a margin of 2.00% or (ii) LIBOR plus a margin of 3.25%. There is an unused commitment fee of either (A) at such time as Wachovia Bank is no longer the sole bank, at the rate of (i) .75% per annum on the average daily unused total commitment at all times during which the average total commitment usage is less than 25% of the total commitment and (ii) .50% per annum on the average daily unused total commitment at all times during which the average total commitment usage is more than or equal to 25% of the total commitment; or (B) at all times that Wachovia Bank is the sole bank, at a rate of .50% per annum on the average daily unused total commitment. There are letter of credit fees payable to the Agent equal to LIBOR plus 3.25% on the daily average letters of credit outstanding and to a fronting bank, its customary fees plus .25% for each letter of credit issued by such fronting bank.

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

The DIP Financing Agreement has been amended six times (collectively, the “Financing Extension”). It is currently set to expire on February 23, 2004. There can be no assurance that the DIP Financing Agreement will be further extended, if necessary. The Company has no current commitments or arrangements for additional debtor-in-possession financing and, if the DIP Financing Agreement is not extended, there can be no assurance that replacement debtor-in-possession financing will be available on acceptable terms (or that any such financing will

The Financing Extension allows the Company to have a maximum aggregate principal amount of loans and letters of credit outstanding of $25 million and reduces the maximum aggregate amount available for letters of credit from $15 million to $10 million. As part of the Financing Extension, among other things, upon the sale of the capital stock of the entities which constitute Klopman and certain intellectual property rights thereof for no less than € 22.3 million, the Net Proceeds (as defined in the Financing Extension) from such sale will be repatriated to the Company and the Company will apply such repatriated funds in accordance with the DIP Financing Agreement and any orders approving the extension thereof.

The DIP Financing Agreement was also modified to provide for cash collateral for letters of credit from the proceeds of foreign repatriations, after the repayment of any outstanding loans under the DIP Financing Agreement.

Pre-Petition Senior Credit Facility

On January 29, 1998 the Company entered into a new credit agreement (as amended, the “Senior Credit Facility”) with Wachovia Bank, National Association (formerly known as First Union National Bank), as agent and lender, and, as of March 27, 1998, with a syndicate of lenders. The Senior Credit Facility provides for (i) a revolving line of credit under which the Company may borrow up to an amount (including letters of credit up to an aggregate of $30.0 million) equal to the lesser of $225.0 million or a borrowing base (comprised of eligible accounts receivable and eligible inventory, as defined in the Senior Credit Facility), (ii) a term loan in the principal amount of $155.0 million (“Term Loan B”) and (iii) a term loan in the principal amount of $110.0 million (“Term Loan C”). In July 1999, the Company amended its Senior Credit Facility (the “July 1999 Amendment”) pursuant to which the Company, among other things, repaid $25 million principal amount of its term loan balance using available borrowings under its revolving line of credit and reduced the maximum amount of borrowings under the revolving line of credit by $25 million to $200 million. The repayment of the Term Loan B and Term Loan C principal balances ratably reduced the remaining quarterly principal payments.

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

During the March quarter 2002, Klopman International used existing cash balances and borrowings under its credit agreements to complete a capital reduction of $20.2 million with its European parent holding company (which is a wholly-owned subsidiary of the Company

As a result of the Chapter 11 Filings, the Company and the Debtor subsidiaries are currently in default under the Senior Credit Facility. (See “Bankruptcy Filing” above)

Pre-Petition Senior Subordinated Debt

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

As a result of the reconfiguration of the Drummondville, Quebec production facility (as discussed in Note D above), on February 13, 2004, Drummondville amended the Canadian Loan Agreement, dated as of February 13, 2001, with Congress Financial Corporation (Canada), as lender. The amendment, among other things, extends the term of the present Canadian Loan Agreement for a period of five months commencing on February 13, 2004 and terminating on July 13, 2004 with no further renewal periods. Subject to the terms and conditions of this agreement, the principal amount of the term loan will be repaid in minimum monthly installments on a schedule as set forth in the amendment with the balance due on or prior to May 31, 2004. In addition, Drummondville covenants to make minimum repayments so as to permanently reduce the amount outstanding under the revolving line of credit on a schedule as set forth in the amendment with the balance to be paid off prior to July 13, 2004.

Drummondville’s obligations under the Canadian Loan Agreement are secured by all of the assets of Drummondville. The Canadian Loan Agreement contains certain covenants, including without limitation,

those limiting Drummondville’s ability to incur indebtedness (other than incurring or paying certain intercompany indebtedness), incur liens, sell or acquire assets or businesses, pay dividends, make loans or advances or make certain investments. In addition, the Canadian Loan Agreement requires Drummondville to maintain a certain level of tangible net worth (as defined in the Canadian Loan Agreement). At December 27, 2003, the Company was in compliance with the covenants of the Canadian Loan Agreement.

Tax Matters

At December 27, 2003, the Company had outstanding net operating loss carryforwards (“NOLs”) for U.S. federal tax purposes of approximately $188 million and state tax purposes of approximately $194 million. The federal NOLs will expire in years 2018-2024 if unused, and the state NOLs will expire in years 2004-2024 if unused. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $69.3 million related to domestic and international operating income losses has been established since it is more likely than not that some portion of the deferred tax asset will not be realized.

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

As discussed above, on January 28, 2004, the Debtors received a commitment from General Electric Capital Corporation (“GE Capital”) to provide the Company with a post-emergence revolving credit facility (the “Exit Credit Facility”). Pursuant to the terms of the Exit Credit Facility, GE Capital, and certain other lenders, would provide to the Company a $70 million revolving credit facility, including a $30 million Letter of Credit subfacility, to be guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”). The Company would be entitled to borrow up to the lesser of $70 million and a “Borrowing Base,” calculated based on the Company’s and the Guarantors’ inventory and accounts receivable, and the Company would agree to maintain a “Minimum Excess Availability” against the Borrowing Base of $20 million at closing and $10 million thereafter. The loans made, and all other obligations of the Company and the Guarantors under the Exit Credit Facility would be secured by a first priority security interest in all of the Guarantors’ existing and after acquired working capital assets, and a second priority security interest in all of the Guarantors’ equipment, fixtures, and real property. The term of the Exit Credit Facility would be 48 months. GE Capital’s obligation to provide the Exit Credit Facility pursuant to the commitment is subject to the execution of a definitive loan agreement and related documents and certain customary conditions and there can be no assurance that such loan agreement and related documents will be entered into or that alternative post-emergence financing can be obtained from another lender on as favorable terms or at all.

As a result of the uncertainty surrounding the Company’s current circumstances, it is difficult to predict the Company’s actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flow from operations together with cash on hand, cash generated from asset sales, and amounts available under the DIP Financing Agreements and the Canadian Loan Agreement, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Filings.

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

Other

The Company expects to spend approximately $13.2 million for capital expenditures related to continuing operations in fiscal 2004, of which $2.0 million was spent in the first three months of fiscal 2004. The Company anticipates that approximately 40% of the forecasted capital expenditures will be used to enhance the Company’s capacity while the remaining 60% will be used to maintain existing capacity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by FAS 144, the Company adopted this new accounting standard for fiscal year 2003. The adoption of FAS 144 did have a material impact on the Company’s consolidated results of operations and financial position. See “Note C – Discontinued Operations” and “Note D – Reconfiguration of the Drummondville, Quebec Production Facility” in the Company’s consolidated financial statements contained herein.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or

Disposal Activities” (“FAS 146”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this standard for fiscal year 2003. The adoption of FAS 146 did have a material impact on the Company’s consolidated results of operations or financial position. See “Note D – Reconfiguration of the Drummondville, Quebec Production Facility” in the Company’s consolidated financial statements contained herein.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 for variable interest entities to the quarter ended March 31, 2004. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The Company is still evaluating the impact of FIN 46 but does not believe that it will have a material impact on the Company’s consolidated financial statements or related disclosures.

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

At December 27, 2003 and December 28, 2002, the excess of the Company’s investment over its equity in the underlying net assets of its joint venture interests was approximately $9.7 million (net of accumulated amortization of $3.0 million) and prior to the adoption of FAS 142 as of the beginning of fiscal 2003, was being amortized on a straight-line basis over 20 years as a component of the equity in earnings of the unconsolidated associated companies. Upon adoption of

FAS 142, the Company ceased amortizing the remaining investment over its equity in the underlying net assets of its joint venture interests. However, equity method goodwill will continue to be reviewed in accordance with Accounting Principles Board (“APB”) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” The Company believes that no impairment of the equity method goodwill existed at December 27, 2003.

Revenue Recognition: The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer. Consistent with recognized practice in the textile industry, the Company records revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer and remittance terms are consistent with all other sales by the Company. During the first quarters of fiscal 2004 and 2003, invoices issued under these terms represent 16% and 15% of revenue, respectively.

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

Forward Looking Statements

This Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief of current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile and apparel markets, raw materials and other costs, the level of the Company’s indebtedness, interest rate fluctuations, weather-related delays, general economic conditions, governmental legislation and regulatory changes, the long-term implications of regional trade blocs and the effect of quota phase-out and lowering of tariffs under the WTO trade regulations and other risks and uncertainties that may be detailed herein, or in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003 and from time-to time, in the Company’s other reports filed with the Securities and Exchange Commission. In addition, such risks and uncertainties include those related to the Chapter 11 Filings (as defined below), including, without limitation, those detailed herein.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relative to the Company’s market risk sensitive instruments by major category at September 27, 2003 is presented under Item 7a of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

Foreign Currency Exposures

The Company conducts its business in various foreign currencies and, as a result, is exposed to movements in foreign currency exchange rates. To protect against the volatility of forecasted foreign currency sales and purchases and accounts receivable and payable denominated in foreign currencies, the Company uses natural offsets and forward contracts. As of December 27, 2003, the result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material.

Cotton Commodity Exposures

Purchase contracts are used to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may effect the fair value of cotton commodity purchase contracts. A 10% decline in market price as of December 27, 2003 would have a negative impact of approximately $3.0 million.

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

Derivative Financial Instruments (Continued)

Cash Flow Hedging Strategy

The Company uses natural gas in the ordinary course of its business and enters into energy purchase contracts, when deemed appropriate, to hedge the exposure to variability in expected future cash flows attributable to price fluctuations related to the forecasted purchases of natural gas. At December 27, 2003, the Company’s energy purchase contracts will expire within the next twelve months.

Energy purchase contracts (which are settled in cash) that hedge forecasted purchases are designated as cash flow hedges. The amount of gain or loss resulting from hedge ineffectiveness for these contracts is attributable to the difference in the spot rates and forward contract rates. The net loss was not material for the three months ended December 27, 2003 and is included in selling, general and administrative expenses in the consolidated statement of operations.

At December 27, 2003, the Company expects to reclassify approximately $0.1 million of pre-tax gains on derivative instruments from accumulated other comprehensive income to earnings over the next nine months. This reclassification will be made when the forecasted transactions occur.

Item 4.	CONTROLS AND PROCEDURES

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

For a discussion of Chapter 11 Filings, see Note A – Bankruptcy Filing in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.	Changes in Securities and Use of Proceeds (not applicable)

Item 3.	Defaults Upon Senior Securities

The commencement of the Chapter 11 Filings constitutes an event of default under the Senior Credit Facility, the 9 1/8% Senior Subordinated Notes and the Indenture related thereto, and the Company’s South Carolina Job and Economic Development Authority Bonds (“JEDA Bonds”). At December 27, 2003, principal in the amount of $300 million and $4.5 million is in default in relation to the 9 1/8% Senior Subordinated Notes and the JEDA Bonds, respectively. The payment of interest accruing under the 9 1/8 % Senior Subordinated Notes and the JEDA Bonds after February 19, 2002 is stayed in connection with the Chapter 11 Filings. At December 27, 2003, $12.8 million of accrued interest expense related to the 9 1/8% Senior Subordinated Notes is recorded on the Company’s Consolidated Balance Sheet and is in default. Had the payment of interest not been stayed subsequent to February 19, 2002, an additional $51.1 million of interest would have been accrued and considered in default.

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits and Reports on Form 8–K

(a)	Exhibits – The exhibits to this Form 10–Q are listed in the accompanying Exhibit Index

(b)	The Registrant filed a Form 8-K on October 14, 2003 to report that the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered a final order on September 19, 2003 approving to extend the maturity date of the final DIP financing agreement (the “DIP Agreement”) from October 3, 2003 to October 31, 2003.

(c)	The Registrant filed a Form 8-K on November 25, 2003 to report that the Company and its direct and indirect domestic subsidiaries filed a proposed plan of reorganization and related disclosure statement with the Bankruptcy Court on November 14, 2003. The Registrant also reported that the Bankruptcy Court entered a final order approving to extend the maturity date of the DIP Agreement from October 31, 2003 to February 15, 2003.

(d)	The Registrant filed a Form 8-K on November 26, 2003 to report that on November 21, 2003, the Company had received approval from the Bankruptcy Court to complete the sale of its Klopman International Group to an investment group led by BS Private Equity.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

2.1 -	Third Amended Joint Plan of Reorganization of Galey & Lord, Inc. and its direct and indirect domestic subsidiaries.

31.1 -	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.89-	Sixth Amendment, dated as of February 9, 2004, to the Revolving Credit and Guaranty Agreement, dated as of February 20, 2002, among Galey & Lord, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Wachovia Bank, National Association, a national banking corporation (formerly known as First Union National Bank), each of the other financial institutions from time to time party thereto and Wachovia Bank, National Association, as Agent for the Banks.

10.90-	Amending Agreement (No. 1), dated as of February 13, 2004, between Drummondville Services Inc., a Canadian Corporation and Congress Financial Corporation (Canada), an Ontario corporation.

99.1 -	Press Release, dated February 10, 2004, announcing the confirmation of the Company’s Plan of Reorganization and Appointment of John J. Heldrich as President and CEO.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galey & Lord, Inc. (Registrant)

/s/ Leonard F. Ferro

Leonard F. Ferro Vice President

February 17, 2004
Date